Form 10-Q
period 1996-03-31
PEOPLESOFT INC
filed 1996-05-15
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- - -----      Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
- - -----      Exchange Act of 1934 for the transition period from        to       .

                         Commission File Number: 0-20710


                                PEOPLESOFT, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              68-0137069
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   4440 Rosewood Drive, Pleasanton, CA                            94588-3031
(Address of principal executive officers)                         (Zip Code)

               Registrant's telephone number, including area code:
                                  510/225-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                           Outstanding at March 31, 1996
              -----                           -----------------------------
   Common Stock, $.01 par value                         49,891,959

================================================================================

                                PEOPLESOFT, INC.
                                TABLE OF CONTENTS

                                                                                             PAGE NO.
                                                                                             --------
PART I   FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1995 and
           March 31, 1996                                                                        3

         Condensed Consolidated Statements of Income for the Three Months
           Ended March 31, 1995 and March 31, 1996                                               4

         Condensed Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1995 and March 31, 1996                                               5

         Notes to Condensed Consolidated Financial Statements                                    6

         ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                             8

PART II  OTHER INFORMATION

         ITEM 1 -  Legal Proceedings                                                            16
         ITEM 2 -  Change in Securities                                                         16
         ITEM 3 -  Defaults upon Senior Securities                                              16
         ITEM 4 -  Submission of Matters to a Vote of Security Holder                           16
         ITEM 5 -  Other Information                                                            16
         ITEM 6 -  Exhibits and Reports on Form 8 - K                                           16


SIGNATURES                                                                                      17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        December 31,  March 31,
                                                            1995         1996
                                                        ------------  ---------
              ASSETS                                                 (unaudited)
Current assets:
       Cash and cash equivalents                         $  88,052    $ 109,913
       Short-term investments                               37,687       32,121
       Accounts receivable, net                             97,773      100,742
       Other current assets                                  5,908        8,150
       Deferred tax assets                                  14,170       15,955
                                                         ---------    ---------
           Total current assets                            243,590      266,881

  Property and equipment, at cost                           81,383       92,573
        less accumulated depreciation and amortization     (18,164)     (22,634)
                                                         ---------    ---------
                                                            63,219       69,939

  Capitalized software, less accumulated amortization        7,342        7,144
                                                         ---------    ---------
                                                         $ 314,151    $ 343,964
                                                         =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
       Accounts payable and accrued liabilities          $  25,730    $  27,243
       Accrued compensation and related expenses            24,290       22,748
       Income taxes payable                                 10,600       10,792
       Deferred revenue                                     96,830      110,891
                                                         ---------    ---------
           Total current liabilities                       157,450      171,674


  Stockholders' equity:
       Common stock and paid-in capital                     99,160      105,122
       Foreign currency translation adjustment                (264)        (190)
       Retained earnings                                    57,805       67,358
                                                         ---------    ---------
                                                           156,701      172,290
                                                         ---------    ---------
                                                         $ 314,151    $ 343,964
                                                         =========    =========

See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1995         1996
                                                          -------      -------
  Revenues:
     License fees                                         $21,968      $42,171
     Services                                              18,158       38,114
                                                          -------      -------
        Total revenues                                     40,126       80,285
  Costs and expenses:
     Cost of license fees                                   1,957        2,527
     Cost of services                                      10,126       20,820
     Sales and marketing                                   12,047       24,715
     Product development                                    6,057       12,925
     General and administrative                             2,936        4,969
                                                          -------      -------
        Total costs and expenses                           33,123       65,956
                                                          -------      -------
  Operating income                                          7,003       14,329
  Other income, principally interest                          775        1,593
                                                          -------      -------
        Income before taxes                                 7,778       15,922
  Provision for income taxes                                3,112        6,369
                                                          -------      -------
  Net income                                              $ 4,666      $ 9,553
                                                          =======      =======

  Net income per share                                    $  0.09      $  0.17
                                                          =======      =======

  Shares used in per share computation                     53,450       56,198
                                                          =======      =======

See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1995        1996
                                                         --------    ---------
  OPERATING ACTIVITIES
  Net income                                             $  4,666    $   9,553
  Adjustments:
      Depreciation and amortization                         2,769        4,915
      Provision for doubtful accounts                         177          386
      Provision for deferred tax assets                         -       (1,785)
      Changes in operating assets and liabilities:
          Accounts receivable                              (7,580)      (3,355)
          Other current assets                             (1,282)      (2,242)
          Accounts payable and accrued liabilities          3,351        1,513
          Accrued compensation and related expenses           610       (1,542)
          Deferred revenue                                  4,693       14,061
          Income taxes payable                             (2,314)         192
          Tax benefits of employee stock transactions           -        1,146
                                                         --------    ---------
      Net cash provided by operating activities             5,090       22,842


  INVESTING ACTIVITIES
  Purchase of short-term investments                      (13,972)      (3,765)
  Sale of short-term investments                            2,737        9,331
  Purchase of property and equipment                       (7,555)     (11,190)
  Additions to capitalized software, net                     (558)        (247)
                                                         --------    ---------
      Net cash used in investing activities               (19,348)      (5,871)

  FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                1,925        4,816
                                                         --------    ---------
      Net cash provided by financing activities             1,925        4,816
  Effect of foreign exchange rate changes on cash             (41)          74
                                                         --------    ---------
  Net increase (decrease) in cash and cash equivalents    (12,374)      21,861
  Cash and cash equivalents at beginning of period         61,241       88,052
                                                         --------    ---------
  Cash and cash equivalents at end of period             $ 48,867    $ 109,913
                                                         ========    =========


See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The information at March 31, 1995 and 1996 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management makes its best effort to achieve its estimates and assumptions, actual results may differ. Certain financial statement items in the Condensed Consolidated Balance Sheet have been reclassified to conform to the current year's format.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended March 31, 1996 are not necessarily indicative of operating results for the full fiscal year.

2. EARNINGS PER SHARE

     Net income per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents, consisting of outstanding dilutive stock options and warrants (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In November 1995, the Company's Common Stock was split two-for-one. All shares, common stock equivalents, and per share amounts applicable to prior periods have been restated to reflect the stock split. The computation of the weighted average number of shares outstanding for the three month period ended March 31, 1995 and 1996 follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                          1995           1996
                                                         ------         ------
  Weighted average shares:
     Common stock                                        48,098         49,554
     Common stock equivalents                             5,352          6,644
                                                         ------         ------
                                                         53,450         56,198
                                                         ======         ======

3.  ACCOUNTS RECEIVABLE

     Accounts receivable is comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees, accrued services, and deferred services. The principle components of accounts receivable at December 31, 1995 and March 31, 1996 were as follows (in thousands):

                                                    Dec. 31,        March 31,
                                                      1995            1996
                                                   ---------        ---------
  Billed receivables                               $  49,372        $  64,078
  Unbilled receivables                                53,166           41,811
                                                   ---------        ---------
                                                     102,538          105,889
  Allowance for doubtful accounts                     (4,765)          (5,147)
                                                   ---------        ---------
                                                   $  97,773        $ 100,742
                                                   =========        =========

4.  DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for license fees, maintenance, training, and other services. The principle components of deferred revenue at December 31, 1995 and March 31, 1996 were as follows (in thousands):

                                                   Dec. 31,           March 31,
                                                     1995               1996
                                                   --------           ---------
  License fees                                     $ 20,775           $ 24,063
  Maintenance                                        49,984             58,296
  Training                                           17,264             18,475
  Other services                                      8,807             10,057
                                                   --------           --------
                                                   $ 96,830           $110,891
                                                   ========           ========

5.  CAPITALIZED SOFTWARE

     The Company capitalizes certain software acquired from third parties and certain costs incurred internally in developing its software products. As discussed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995, if actual software license sales of PeopleSoft Manufacturing and other PeopleSoft software products utilizing acquired and internally developed software are below management's estimates and cannot be licensed or resold at terms favorable to the Company, then a reduction to the carrying value of such software will be required. Certain acquired software rights have been re-classified to other current assets, in accordance with their expiration dates. Annual software amortization charges related to capitalized software amounted to $647,000 and $445,000 for the three months ended March 31, 1995 and 1996, respectively. Capitalized software costs and accumulated amortization at December 31, 1995 and March 31, 1996 were as follows (in thousands) :

                                                       Dec. 31,      March 31,
                                                         1995          1996
                                                       --------      --------
  Capitalized software:
                Internal development costs             $  7,016      $  7,263
                Purchased from third parties              5,137         4,300
                                                       --------      --------
                                                         12,153        11,563
  Accumulated amortization                               (4,811)       (4,419)
                                                       --------      --------
                                                       $  7,342      $  7,144
                                                       ========      ========

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Securities Litigation Reform Act of 1995. The discussion in the section entitled "Factors That May Affect Future Results" attempts to highlight some of those factors which the Company, in its experience, has identified as affecting those forward-looking statements. Forward-looking statements are identified with footnote # 1. The Company undertakes no obligation to update this discussion except as may be legally required in its reporting statements.

                              RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's statements of operations:

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
               ------------------------------------------------------------------------------------------------------
                        PERCENTAGE OF                                                             PERCENTAGE OF
                       TOTAL REVENUES                                                            DOLLAR INCREASE
                   1995              1996                                                         YEAR OVER YEAR
               --------------    -------------                                                  -------------------
                                                      Revenues:
                    55%               53%                License fees                                    92%
                    45                47                 Services                                       110
               --------------    -------------                                                   ------------------
                   100               100                     Total revenues                             100
                                                      Costs and expenses:
                     5                 3                 Cost of license fees                            29
                    25                26                 Cost of services                               106
                    30                31                 Sales and marketing                            105
                    15                16                 Product development                            113
                     7                 6                 General and administrative                      69
               --------------    -------------                                                   ------------------
                    82                82                     Total costs and expenses                    99
               --------------    -------------                                                   ------------------
                    18                18              Operating income                                  105
                     2                 2              Other income                                      106
               --------------    -------------                                                   ------------------
                    20                20                     Income before taxes                        105
                     8                 8              Provision for income taxes                        105
               --------------    -------------                                                   ------------------
                    12%               12%             Net income                                        105%
               ==============    =============                                                   ==================

REVENUES

     The Company recognizes revenue in accordance with the Statement of Position on Software Revenue Recognition ("SOP 91-1"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 91-1, the Company allocates the total value of each end user license agreement between software license fees and services, consisting of maintenance, training, consulting and support services. For end user license agreements which have payments due within one year, the portion allocated to software license fees will be recognized in the current period, while the portion allocated to services is recognized as the services are performed. The Company defers recognition of revenues associated with payments which are not due within one year from the date of the license agreement. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using the percentage-of completion method of contract accounting. The total dollar amount of end user license agreements ("contracting activity") signed for software license fees and services increased from $43.7 million in the quarter ended March 31, 1995 to $72.7 million for the same period in 1996. The aggregate value of end user license agreements related to PeopleSoft Human Resources ("HRMS") signed during the first quarter of 1995 was $28.6 million and was $42.0 million in the same period in 1996. The aggregate value of end user contracting activity related to PeopleSoft Financials during the first quarter was $15.2 million in 1995 and $30.2 million in the same period in 1996.

     Total revenues increased from $40.1 million in the first quarter of 1995 to $80.3 million in the same period of 1996, representing an increase of 100%. During the first quarter of 1995 and 1996 the Company's international revenues, principally from customers located in Canada, were approximately 13% and 18% of total revenues, respectively.

     Revenues from licensing fees increased 92% from $22.0 million in the three month period ended March 31, 1995 to $42.2 million in three month period ended March 31, 1996. The increase in license fee revenues was attributable to increased market acceptance of, and breadth of, the Company's software product offerings and the increased capacity created by the growth in the Company's sales, marketing and customer service organizations.

     Revenues from services increased by 110% from $18.2 million in the first quarter of 1995 to $38.1 million in the first quarter of 1996. To date, the Company's customer agreements have provided for initial maintenance, training, consulting and support services for specified periods or amounts such that increases in licensing activity have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 45% for the quarter ended March 31, 1995 and 47% for the quarter ended March 31, 1996. Services revenue as a percentage of total revenues was higher in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 due to increases in the installed base of customers receiving ongoing maintenance, training and support services and increases in PeopleSoft's professional services consulting staff and related consulting revenues.

COSTS AND EXPENSES

     Cost of license fees, consisting principally of royalties paid to certain software vendors and amortization of capitalized software costs, increased from $2.0 million in the first quarter of 1995 to $2.5 million in the first quarter of 1996, representing 5% and 3% of total revenues and 9% and 6% of license fee revenue in those periods, respectively. The decrease in cost of license fees as a percentage of license fees in 1996 as compared to 1995 was attributable to continued decreases in documentation expenses, the mix of royalty bearing software products, certain fixed price royalty arrangements with vendors, a relatively modest increase in capitalized software amortization and other reductions in royalty expenses in 1996. Capitalized software is amortized linearly over periods not exceeding three years. Cost of license fees as a percentage of license fees may fluctuate from period to period due principally to the mix of sales of royalty bearing software products in each period and the seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by affiliates, and charges associated with software products and technologies acquired during the first quarter of 1996 from various third party vendors, may cause the cost of license fees as a percentage of license fees to increase in future periods.(1)

     Cost of services consists principally of account management support, training, product support and consulting. These costs increased from $10.1 million in the three month period ended March 31, 1995 to $20.8 million in the three month period ended March 31, 1996, representing 25% and 26% of total revenues in periods, respectively. The cost, as a percentage of service revenues, increased slightly from March 31, 1995 to March 31, 1996. The increase is due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, and account management staff. The Company anticipates these expenditures will increase in dollar amount, and may increase as a percentage of total revenues, in future periods.(1)

     Sales and marketing expenses increased from $12.0 million in the first quarter of 1995 to $24.7 million in the comparable period in 1996, representing 30% and 31% of total revenues in such periods, respectively. The increase in sales and marketing expenses was attributable to the Company's expansion of its direct sales force, related equipment and facility expenditures, investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product line. The Company is in the process of significantly increasing its direct sales and marketing expenditures to (i) address certain international and vertical markets, (ii) establish an enterprise sales force structure, and (iii) fund sales organization expansion for financial, distribution and manufacturing products. Consequently, such expenses may increase as a percentage of total revenues in future periods.(1)

     Software product development expenses increased from $6.1 million in the first quarter of 1995 to $12.9 million in the first quarter of 1996, representing 15% and 16% of total revenues in such periods, respectively. The Company capitalized internal software development costs of $0.6 million and $0.2 million in the three month periods ended March 31, 1995 and 1996, respectively. The increase in software product development and engineering expenditures was due to increased staffing and associated support costs of software engineers and consultants required to expand and


- - ----------------------
(1) Forward-looking statement
enhance the Company's product line. In addition, the Company has incurred significant expenditures to enhance its platform development, certification and product testing capabilities. Furthermore, the Company has additional financial, distribution and human resources modules under development, and anticipates software product development expenditures in future periods will increase.(1)

     General and administrative expenses increased from $2.9 million in the three month period ended March 31, 1995 to $5.0 million in the three month period ended March 31, 1996, representing 7% and 6% of total revenues in such periods, respectively. The dollar increase in general and administrative expenses resulted primarily from increases in staffing to support the Company's growth and increases in expenses associated with the operation of foreign subsidiaries.

     Other income, consisting primarily of interest, increased from $0.8 million in the first quarter of 1995 to $1.6 million in the same period of 1996. Interest income, totaling $0.8 million in the quarter ended March 31, 1995 and $1.2 million in the quarter ended March 31, 1996, was earned on the Company's investments of excess cash.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 40% for each of the three month periods ended March 31, 1995 and 1996. There has been no significant change in the components of the effective tax rate. As permitted by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded $15.9 million in net deferred tax assets at March 31, 1996. The Company has concluded that no valuation allowance is required based on its assessment that current levels of taxable income will be sufficient to realize the tax benefit.(1)

                         LIQUIDITY AND CAPITAL RESOURCES

     Since the beginning of 1992, the Company has financed its operations primarily through cash flows from operations and the sale of equity securities. In addition, under the Company's secured bank line of credit, up to $30.0 million is available for working capital advances, based on the level of eligible accounts receivable. Within this amount, $15.0 million may be used for issuance of letters of credit. This facility expires in July 1996 and the Company presently anticipates that it will be able to renew the line of credit.(1) No borrowings were outstanding under this line at March 31, 1996.

     The Company's operating activities provided cash of $5.1 million during the three month period ended March 31, 1995, compared to $22.8 million in the three month period ended March 31, 1996. Operating cash flows have increased primarily due to increases in deferred revenue and income before depreciation and amortization charges. From December 31, 1995 to March 31, 1996, accounts receivable increased from $97.8 million to $100.7 million and deferred revenues increased from $96.8 million to $110.9 million. The increase in accounts receivable and in deferred revenues resulted from the growth in licensing activity and associated deferrals of revenues related to services. The increase in accounts receivable in 1996 was more than offset by increases in deferred revenues, accounts payable and accrued liabilities. The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, accounts receivable days outstanding was 117 days as of March 31, 1995 as compared to 96 days as of March 31, 1996. The improvement in DSO is the result of increased focus on improving the collection process. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through acceptance) or dates that generally span four to six months, and revenue generation is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

     During the first three months of 1995 and 1996, the Company's principal uses of cash for investing activities were for short-term investments and the purchase of property and equipment. The increase in property and equipment related to additional computer equipment was primarily the result of the increase in personnel. As of March 31, 1996, the Company had $95.2 million in working capital, including $109.9 million in cash and cash equivalents and $32.1 million in short-term investments, consisting primarily of high quality municipal bonds and tax-advantaged money


- - -------------------
(1) Forward-looking statement
market instruments. As of March 31, 1996, there were no significant capital purchase commitments. The Company believes that existing cash and short-term investment balances, credit facilities expected to be renewed, and potential cash flow from operations will be sufficient to meet its operating cash requirements at least through 1996.(1)

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may potentially cause a significant impact on the Company's future results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report, the audited consolidated financial statements and notes thereto and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Annual Report to Stockholders (Form 10-K).

     The Company has identified certain forward-looking statements in this section entitled "Factors That May Affect Future Results" by a footnote # 1. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the execution of license agreements governing the use of the Company's software products booked and shipped in that quarter. Contracting activity is difficult to forecast for a variety of reasons including: (i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software solutions for the customer's overall enterprise, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process;
(iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, company management, budgetary constraints, or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even subsequent to actual vendor selection; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; and (vii) changes in economic, political and market conditions can adversely impact business opportunities without reasonable notice. In addition, certain license agreements executed during a quarter may not meet the Company's revenue recognition criteria. Consequently, a situation could occur in which the Company meets or exceeds its forecast of aggregate contracting activity, but is not able to meet its forecast for license revenues.

     In addition to factors impacting contracting activity, license revenues are difficult to forecast because: (i) the timing of new software product availability to fulfill delivery obligations under both new and existing license agreements is difficult to predict because of the increasing complexity of the Company's software product solutions and underlying technology; (ii) changes in the Company's sales incentive plans have had and may continue to have an adverse impact on seasonal business patterns; and (iii) enterprise transactions often involve both software products that are then currently deliverable, as well as software products that are still under development. To the extent the Company enters into a license agreement for the provision of certain software products that are then available and certain software products that are then still under development, the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions and terminology under generally accepted accounting principals to permit any revenue recognition under the license agreement. In addition, changes in levels of consulting activity and the related satisfaction of significant license agreement milestones, and seasonality in training revenues which tend to lag license revenues by approximately one quarter, have resulted in variability of service revenues from quarter to quarter.

OPERATING LEVERAGE

     Consistent with many companies in the software industry, the Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's


- - -----------------
(1) Forwarding-looking statement
expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely effected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely effected.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

     Although the Company's 1996 operating budget is based on a material increase in total revenues over the corresponding actual results for 1995, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.(1) The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, effected by such trends in the future. Seasonal patterns of revenue achievement can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies. Historically, PeopleSoft has had stronger fourth and first quarter performance because of customer demand in the quarters ended December 31 and expiration of sales incentives in the quarters ended March 31. Accordingly, it is likely the quarter ending June 30 will have lower year over year increases in contracting activity, and, possibly, lower year over year increases in total revenue, than were achieved in the quarter ended March 31.

FUTURE OPERATING RESULTS UNCERTAIN

     Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions effecting the timing of orders from customers and other factors effecting capital spending. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained.

INTERNATIONAL OPERATIONS

     The Company has, and will continue to utilize substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. In order to increase international sales in 1996 and subsequent periods, the Company must continue to expand existing as well as establish additional foreign operations, hire additional personnel, identify suitable locations for sales and service operations, and recruit international distributors and resellers in selected territories. In the event international expansion is not successful, it is likely to have a negative impact on the Company's operating results.

     The Company's sales through its foreign operations are generally denominated in each country's functional currency. The Company experienced minor foreign currency transaction gains or losses resulting from fluctuations in foreign exchange rates for the periods ended March 31, 1995 and 1996, that were included in other income in the those periods. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency transaction and translation gains and losses in future periods. In the future, the Company expects to have an increased amount of non-U.S. dollar denominated license agreements and intends to implement hedging programs designed to mitigate the potential adverse impact of exchange rate fluctuations.(1)

COMPETITION

     The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, financial management system and HRMS application software vendors, and software tools vendors. In the enterprise application software market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution, and the availability of localized software products and technical support in key markets outside the United States. Several competitors have significant worldwide presence's and longer operating and product development histories along with greater financial, technical and marketing resources, and larger


- - -------------------
(1) Forward-looking statement
installed bases than PeopleSoft. PeopleSoft also faces competition from niche providers of HRMS software products, financial management system software products and distribution software products. In addition, two large software providers have sublicensed PeopleSoft products in competition with PeopleSoft's marketing efforts in selected markets. Recent trends in the software industry toward cooperative agreements between competitors and the potential for consolidation in the industry also pose a potential source of competition.

     Intense competition could potentially lead to increased price reductions in the market and by the Company, reduced gross margins and loss of market share by the Company which therefore, could materially adversely effect the Company's business, operating results and financial condition. Therefore, there can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

RELIANCE ON PROPRIETARY SOFTWARE DEVELOPMENT TOOLS

     The Company's software products include a suite of proprietary software development tools known as "PeopleTools," which are fundamental to the effective use of the Company's software products. While no industry standard exists for software development tools, several companies are focused specifically on providing software development tools and are attempting to establish their software development tools as accepted industry standards. In the event that a software product other than the Company's PeopleTools software product becomes the clearly established and widely accepted industry standard, the Company may need to abandon or modify PeopleTools in favor of such an established standard, may be forced to redesign its software products to operate with such third party's software development tools, or may be faced with the potential sales obstacle of marketing a proprietary software product against other vendors' software products incorporating a standardized software development toolset. Accordingly, in any of these cases, the Company's results of operations could be materially adversely effected.

RELIANCE ON THIRD PARTIES

     A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of human resource management systems. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be adversely effected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommendation alternative for integrators who both provide selection advice and generate consulting fees from customers by providing implementation services. Due to the foregoing factors, it is reasonably possible that in a future quarter or quarters the Company's operating results could fall short of the published expectations of certain public market financial analysts.

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

     PeopleSoft's software products can be licensed for use with the following RDBMSs and run on the following operating systems: Centura Software Corporation's ("Centura", formerly Gupta Corporation) SQLBase (OS/2 and NT), IBM's DB2 for MVS/ESA (MVS, using connectivity products from Centura and Sybase, Inc. ("Sybase")), IBM's DB2 for AIX Informix Corporation's INFORMIX-OnLine Dynamic Server (AIX, Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX and HP-UX), Microsoft Corporation's ("Microsoft") SQL Server, (NT for HRMS products only), Oracle Corporation's ORACLE (VMS, Open VMS, NT and over 10 versions of Unix), and Sybase's System 11 (HP-UX, AIX and Solaris). In addition, the Company is in the process of porting its software products to IBM's DB2 for OS/400, and certain products to Microsoft's SQL Server 6 (NT), Sybase's System 11 (PeopleSoft Financials became generally available on System 11 on April 22,
1996) and its PeopleTools to Apple Computer Inc.'s ("Apple") native Macintosh family of computers and peripherals.(1) No assurance can be given concerning the successful development of PeopleSoft software products on these additional platforms, the specific timing of the releases of any future modules, the performance characteristics of PeopleSoft applications on these platforms or their acceptance in the marketplace. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

     Software programs as complex as those offered by the Company are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new versions are thereafter released. Despite testing by the Company and by third-parties, errors or system performance issues may arise with the possible result of reduced acceptance of the Company's software products in the marketplace. Due to the increasing number of possible combinations of vendor hardware platforms, operating systems and updated versions thereof, PeopleSoft application modules, third party, and updated versions thereof, and RDBMS platforms and updated versions thereof, the effort and expense of developing, testing and maintaining these software product lines in an increasing number of combinations will increase, and the ability to develop consistent product performance characteristics across all of these combinations could place a significant strain on the Company's development resources and deliverable schedules.

RELIANCE ON SINGLE CLIENT INTERFACE

     At the present time, the Company supports client (workstation) platforms exclusively utilizing Microsoft's Windows software products, including Windows 3.1, Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of PeopleSoft's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be adversely effected. If a new user interface software product, such as an Internet browser, were to gain broad acceptance in the marketplace, there can be no assurance PeopleSoft's architecture would be compatible with such an interface. In addition, as the Company expands its software product offerings into new vertical markets, the dependency on Microsoft's Windows technology may adversely impact the Company's ability to successfully compete in those markets. For example, failure to support Apple's Macintosh platform could adversely effect PeopleSoft's ability to compete in the higher education market. No assurance can be given concerning the Company's successful development of, and support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

RELIANCE ON JOINT BUSINESS ARRANGEMENTS

     PeopleSoft has entered into two separate development arrangements ("Development Arrangements"), one for the purpose of developing a line of manufacturing software applications and the other for the purpose of developing a line of student administration software applications (See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995). Under these Development Arrangements, PeopleSoft is the exclusive remarketer of the developed software products and pays a royalty to them based on license fees received from end user licenses of these software products. While the intent of each Development Arrangement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should the Development Arrangements require additional funds to complete development or enhance the software product, there can be no assurance that funds will be available on terms acceptable to the existing or other potential third partY funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such acquisition would be accounted for using the purchase method which is likely to result in the creation of significant intangible assets by virtue of the allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations.

APPLICATION SECURITY ARCHITECTURE

The Company's application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. To date, the Company is not

- - ----------------
(1) Forward-looking statement
aware of any violations of its application security architecture within its installed base. The Company has developed a security architecture utilizing the capabilities of its own applications, the client operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third party security products. Although these security features are subject to constant review and enhancement, no assurances can be given concerning the successful implementation of these security features and their effectiveness within a particular customer's operating environment. Should a breach of security or a suspected breach of security occur, the accompanying publicity or any subsequent claims against the Company could have an adverse impact on the demand for the Company's software products and/or cause a decline in the market price of the Company's stock.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company received its first patent in 1995, its second patent in the first quarter of 1996 and has one additional patent application pending. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers are beneficiaries of a source code escrow company arrangement to enable the customer to acquire a future limited right to use PeopleTools source code solely for their internal provision of maintenance services. This possible access to PeopleTools source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

     The Company does not believe that its software products, third party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

PRODUCT LIABILITY

     The Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be valid as a result of federal, state, local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates a potential adverse risk in the event such a claim was successfully pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition.

GROWTH IN OPERATIONS

     The Company has experienced an extended period of significant revenue growth, growth in the Company's customer base, expansion of its software product lines and supported platforms, a significant expansion in the number of its employees, increased pressure on the viability and scope of its operating and financial systems and expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources, including its services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve the speed and quality of its information decision systems, management decisions, reporting systems, procedures and controls and further expand, train and motivate its workforce. There can be no assurance that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations.

KEY PERSONNEL

        PeopleSoft believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company intends to hire a significant number of additional sales, service and technical personnel in 1996. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within various desired geographic locations. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software.

EXPANSION OF FACILITIES

     The Company has and plans to significantly expand the number of employees at its Corporate headquarters location in Pleasanton, California.(1) While the Company is making every effort to obtain sufficient office space to house these employees in a productive environment, the commercial real estate market in the Tri-Valley area is constrained by the decrease of new commercial real estate development over the past several years which makes obtaining additional quality office space increasingly difficult. The Company has acquired a building for the purpose of addressing office space needs, however, the space is largely occupied by existing tenants. Thus, alternative office space is required to address planned expansion. The Company is in the process of attempting to locate and contract for adequate space, however, no assurance can be made that sufficient office space will become available to meet the Company's near term needs. In the event economic office space does not become available, hiring plans may be slowed or a distant location may be selected which could possibly decrease employee productivity. There can be no assurance that local facilities will be obtained, and such failure to obtain local facilities may result in lower employee productivity and constrained hiring plans which could adversely impact the Company's business and operating results.

INVESTMENTS AND LIQUIDITY

     The Company's short-term investments consist primarily of high quality municipal bonds and tax-advantaged money market instruments. Despite favorable credit ratings on these investments there can be no assurance the issuing agencies will not default on their obligations which may result in losses of principal and accrued interest by PeopleSoft. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash, and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products or technologies, and capital expenditures may require additional sources of financing.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not party to any legal proceeding which would have a material impact on the Company, its operations or financial results.

Item 2.  Change in Securities

         None

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8 - K


- - ----------------
(1) Forward-looking statement

         (a) Exhibits

                  None

         (b)  Reports on Form 8 - K

              No reports on Form 8 - K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 14, 1996

                                   PEOPLESOFT, INC.


                                   By: /s/ RONALD E. F. CODD
                                       ---------------------
                                   Ronald E. F. Codd
                                   Senior Vice President of Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

Exhibit 27      Financial Data Schedule