Form 10-Q
period 1996-06-30
PEOPLESOFT INC
filed 1996-08-13
CIK 875570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


    X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   ---        Exchange Act of 1934 for the  quarterly period ended June 30,
              1996 or


   --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-20710




                                PEOPLESOFT, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                    68-0137069
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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
                                            Yes  X            No
                                                ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                        Outstanding at June 30, 1996
                -----                        ----------------------------

         Common Stock, $.01 par value                  50,474,726

                                PEOPLESOFT, INC.
                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
                                                                                                      --------
PART I   FINANCIAL INFORMATION

                  ITEM 1 - Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 1995 and
                    June 30, 1996                                                                         3

                  Condensed Consolidated Statements of Income for the Three Months and
                    Six Months Ended June 30, 1995 and June 30, 1996                                      4

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1995 and June 30, 1996                                                 5

                  Notes to Condensed Consolidated Financial Statements                                    6


                  ITEM 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                             8


PART II  OTHER INFORMATION

                  ITEM 1 -  Legal Proceedings                                                            18
                  ITEM 2 -  Change in Securities                                                         18
                  ITEM 3 -  Defaults upon Senior Securities                                              18
                  ITEM 4 -  Submission of Matters to a Vote of Security Holder                           18
                  ITEM 5 -  Other Information                                                            19
                  ITEM 6 -  Exhibits and Reports on Form 8 - K                                           19


SIGNATURES                                                                                               20

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                              --------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                         December 31,          June 30,
                                                           1995                  1996
                                                       --------------       ------------
              ASSETS                                                         (unaudited)
Current assets:
     Cash and cash equivalents                             $  88,052        $ 121,595
     Short-term investments                                   37,687           30,638
     Accounts receivable, net                                 97,773          131,317
     Other current assets                                      5,908            7,542
     Deferred tax assets                                      14,170           18,243
                                                           ---------        ---------
         Total current assets                                243,590          309,335

Property and equipment, at cost                               81,383          106,156
      less accumulated depreciation and amortization         (18,164)         (28,625)
                                                           ---------        ---------
                                                              63,219           77,531

Capitalized software, less accumulated amortization            7,342            7,382
                                                           ---------        ---------
                                                           $ 314,151        $ 394,248
                                                           =========        =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities              $  25,730        $  31,037
     Accrued compensation and related expenses                24,290           29,771
     Income taxes payable                                     10,600           16,179
     Deferred revenue                                         96,830          126,139
                                                           ---------        ---------
         Total current liabilities                           157,450          203,126


Stockholders' equity:
     Common stock and paid-in capital                         99,160          111,962
     Foreign currency translation adjustment                    (264)            (212)
     Retained earnings                                        57,805           79,372
                                                           ---------        ---------
                                                             156,701          191,122
                                                           ---------        ---------
                                                           $ 314,151        $ 394,248
                                                           =========        =========



See notes to condensed consolidated financial statements

                               PEOPLESOFT, INC.
                                         -- -- -- -- -- -- -- -- -- -- -- -- --
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                              Three Months Ended               Six Months Ended
                                                   June 30,                        June 30,
                                        --------------------------      ---------------------------
                                            1995           1996              1995           1996
                                        -------------  -----------      --------------  -----------
Revenues:
    License fees                           $ 29,199       $ 55,778       $ 51,167       $ 97,949
    Services                                 22,131         44,851         40,289         82,965
                                           --------       --------       --------       --------
        Total revenues                       51,330        100,629         91,456        180,914
Costs and expenses:
    Cost of license fees                      1,901          3,010          3,858          5,537
    Cost of services                         11,998         25,879         22,124         46,699
    Sales and marketing                      16,047         31,614         28,094         56,330
    Product development                       8,380         15,970         14,437         28,895
    General and administrative                3,820          5,588          6,756         10,556
                                           --------       --------       --------       --------

        Total costs and expenses             42,146         82,061         75,269        148,017
                                           --------       --------       --------       --------
Operating income                              9,184         18,568         16,187         32,897
Other income, principally interest              944          1,455          1,719          3,048
                                           --------       --------       --------       --------
        Income before taxes                  10,128         20,023         17,906         35,945
Provision for income taxes                    4,051          8,009          7,163         14,378
                                           --------       --------       --------       --------

Net income                                 $  6,077       $ 12,014       $ 10,743       $ 21,567
                                           ========       ========       ========       ========

Net income per share                       $   0.11       $   0.21       $   0.20       $   0.38
                                           ========       ========       ========       ========

Shares used in per share computation         54,402         57,093         53,926         56,646
                                           ========       ========       ========       ========



See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                             ----------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                          -----------------------------
                                                               1995              1996
                                                          -------------      ----------
OPERATING ACTIVITIES
Net income                                                 $  10,743        $  21,567
Adjustments:
    Depreciation and amortization                              5,989           11,426
    Provision for doubtful accounts                              720              972
    Provision for deferred tax assets                            583           (4,073)
    Changes in operating assets and liabilities:
        Accounts receivable                                  (18,218)         (34,516)
        Other current assets                                  (2,793)          (1,634)
        Accounts payable and accrued liabilities               5,352            5,307
        Accrued compensation and related expenses              2,400            5,481
        Deferred revenue                                      12,650           29,309
        Income taxes payable                                  (1,667)           5,579
        Tax benefits of employee stock transactions            2,292            4,011
                                                           ---------        ---------
    Net cash provided by operating activities                 18,051           43,429

INVESTING ACTIVITIES
Purchase of short-term investments                           (19,566)          (6,942)
Sale of short-term investments                                24,395           13,991
Purchase of property and equipment                           (14,272)         (24,773)
Additions to capitalized software, net                          (869)          (1,005)
                                                           ---------        ---------
    Net cash used in investing activities                    (10,312)         (18,729)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                     2,743            8,791
                                                           ---------        ---------
    Net cash provided by financing activities                  2,743            8,791
Effect of foreign exchange rate changes on cash                  164               52
                                                           ---------        ---------
Net increase (decrease) in cash and cash equivalents          10,646           33,543
Cash and cash equivalents at beginning of period              61,241           88,052
                                                           ---------        ---------
Cash and cash equivalents at end of period                 $  71,887        $ 121,595
                                                           =========        =========





See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)





1.  BASIS OF PRESENTATION

     The information at June 30, 1995 and 1996 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flow for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management makes its best effort to achieve its estimates and assumptions, actual results may differ. Certain prior year financial statement items in the Condensed Consolidated Balance Sheet have been reclassified to conform to the current year's format.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of operating results to be expected for the full fiscal year.

2. EARNINGS PER SHARE

     Net income per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents, consisting of outstanding dilutive stock options and warrants (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In November 1995, the Company's Common Stock was split two-for-one. All shares, common stock equivalents, and per share amounts applicable to prior periods have been restated to reflect the stock split. The computation of the weighted average number of shares outstanding for the three and six month periods ended June 30, 1995 and 1996 follows (in thousands):

                                    Three Months Ended       Six Months Ended

                                         June 30,                June 30,
                             -------------------------    ------------------
                                 1995      1996           1995          1996
                                 ----      ----           ----          ----
Weighted average shares:
Common stock                   48,756       50,262       48,428       49,908
Common stock equivalents        5,646        6,831        5,498        6,738
                               ------       ------       ------       ------
                               54,402       57,093       53,926       56,646
                               ======       ======       ======       ======

3.  ACCOUNTS RECEIVABLE

     Accounts receivable is comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees, accrued services, and deferred services. The principle components of accounts receivable at December 31, 1995 and June 30, 1996 were as follows (in thousands):

                                       Dec. 31,         June 30,
                                         1995             1996
                                       --------        ---------
Billed receivables                    $  49,372        $  74,624
Unbilled receivables                     53,166           62,430
                                      ---------        ---------
                                        102,538          137,054
Allowance for doubtful accounts          (4,765)          (5,737)
                                      ---------        ---------
                                      $  97,773        $ 131,317
                                      =========        =========


4.  DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for license fees, maintenance, training, and other services. The principle components of deferred revenue at December 31, 1995 and June 30, 1996 were as follows (in thousands):

                                       Dec. 31,      June 30,
                                         1995          1996
                                       --------      --------
License fees                          $ 20,775       $ 24,735
Maintenance                             49,984         67,776
Training                                17,264         20,454
Other services                           8,807         13,174
                                      --------       --------
                                      $ 96,830       $126,139
                                      ========       ========


5.  CAPITALIZED SOFTWARE

     The Company capitalizes certain software acquired from third parties and certain costs incurred internally in developing its software products. As discussed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995, if actual software license sales of PeopleSoft Manufacturing and other PeopleSoft software products utilizing acquired and internally developed software are below management's estimates and cannot be licensed or resold at terms favorable to the Company, then a reduction to the carrying value of such software will be required. Certain acquired software rights have been re-classified to other current assets, in accordance with their expiration dates. Amortization charges related to capitalized software amounted to $1,342,000 and $965,000 for the six months ended June 30, 1995 and 1996, respectively. Capitalized software costs and accumulated amortization at December 31, 1995 and June 30, 1996 were as follows (in thousands) :

                                                Dec. 31,          June 30,
                                                  1995              1996
                                                --------          --------
         Capitalized software:

              Internal development costs         $  7,016        $  8,021
              Purchased from third parties          5,137           4,300
                                                 --------        --------
                                                   12,153          12,321
         Accumulated amortization                  (4,811)         (4,939)
                                                 --------        --------
                                                 $  7,342        $  7,382
                                                 ========        ========

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Securities Litigation Reform Act of 1995.
The following discussion sets forth certain factors the Company believes could cause actual results to differ materially than those contemplated by the forward looking statements. Forward-looking statements are identified with footnote # 1. The Company undertakes no obligation to update the information contained in Item 2.

                              RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's statements of operations:

                       FOR THE THREE MONTHS ENDED JUNE 30,
- ------------------------------------------------------------------
 PERCENTAGE OF                                     PERCENTAGE OF
 TOTAL REVENUES                                    DOLLAR INCREASE
 1995      1996                                    YEAR OVER YEAR
 ----      ----                                    ---------------
                  Revenues:
 57 %      55 %     License fees                      91 %
 43        45       Services                         103
- -----     -----                                      -----
100       100         Total revenues                  96
                  Costs and expenses:
  4         3       Cost of license fees              58
 24        26       Cost of services                 116
 31        31       Sales and marketing               97
 16        16       Product development               91
  7         6       General and administrative        46
- -----     -----                                     ------
 82        82         Total costs and expenses        95
- -----     -----                                     ------
 18        18       Operating income                 102
  2         2       Other income                      54
- -----     -----                                     ------
 20        20              Income before taxes        98
  8         8       Provision for income taxes        98
- -----     -----                                     ------
 12 %      12 %     Net income                        98 %
=====     =====                                     ======


                        FOR THE SIX MONTHS ENDED JUNE 30,
- -----------------------------------------------------------------
 PERCENTAGE OF                                     PERCENTAGE OF
 TOTAL REVENUES                                    DOLLAR INCREASE
 1995      1996                                    YEAR OVER YEAR
 ----      ----                                    ---------------
                  Revenues:
 56 %      54 %     License fees                      91 %
 44        46       Services                         106
- ---      ----                                       ----
100       100          Total revenues                 98
                  Costs and expenses:
  4         3       Cost of license fees              43
 24        26       Cost of services                 111
 31        31       Sales and marketing              100
 16        16       Product development              100
  7         6       General and administrative        56
- ---      ----                                      -----
 82        82          Total costs and expenses       97
- ---      ----                                      -----
 18        18       Operating income                 103
  2         2       Other income                      77
- ---      ----                                      -----
 20        20              Income before taxes       101
  8         8       Provision for income taxes       101
- ---      ----                                      -----
 12        12 %     Net income                       101 %
===      ====                                      =====

REVENUES

     The Company recognizes revenue in accordance with the Statement of Position on Software Revenue Recognition ("SOP 91-1"), issued by the American Institute of Certified Public Accountants. In accordance with SOP 91-1, the Company allocates the total value of each customer license agreement between software license fees and services, consisting of maintenance, training, consulting and support services. For customer license agreements which have payments due within one year, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. The Company defers recognition of revenues associated with payments which are not due within one year from the date of the license agreement. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using the percentage-of completion method of contract accounting. The total dollar amount of customer license agreements ("contracting activity") signed for software license fees and services increased from $40.0 million in the quarter ended June 30, 1995 to $83.9 million for the same period in 1996. The aggregate value of customer license agreements related to PeopleSoft Human Resources ("HRMS") signed during the second quarter of 1995 was $25.6 million and was $46.9 million in the same period in 1996. The aggregate value of customer license agreements related to PeopleSoft Financials during the second quarter was $14.4 million in 1995 and was $32.8 million in the same period in 1996.

     Total revenues increased from $51.3 million in the second quarter of 1995 to $100.6 million in the same period of 1996, representing an increase of 96%. In the first six months of 1996, total revenues increased 98%, from $ 91.5 million in 1995 to $180.9 million for the same period in 1996. During the second quarters of 1995 and 1996 the Company's international revenues, principally from customers located in Canada, were approximately 13% and 15% of total revenues, respectively. International revenues were 13% and 16% of total revenues for the first six months of 1995 and 1996, respectively.

     Revenues from licensing fees increased 91% from $29.2 million in the three month period ended June 30, 1995 to $55.8 million in three month period ended June 30, 1996. Revenues from licensing fees for the first six months of 1996 increased 91% from $51.2 million in 1995 to $97.9 million for the same period in 1996. The increase in license fee revenues was attributable to increased market acceptance of, and breadth of, the Company's software product offerings and the increased capacity created by the growth in the Company's sales, marketing and customer service organizations. In addition, the Company recently made available a general release version of its financial and HRMS products on the Sybase System 11 RDBMS platform. By completing delivery of these products to customers during the second quarter of 1996, the Company recognized $4.3 million of license fee revenues which had been deferred from license agreements signed during the past several years.

     Revenues from services increased by 103% from $22.1 million in the second quarter of 1995 to $44.9 million in the second quarter of 1996. In the first six months of 1996, service revenues increased 106%, from $40.3 million in 1995 to $83.0 million for the same period in 1996. The Company's customer license agreements provide for initial maintenance, training, consulting and support services for specified periods or amounts such that increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 43% and 45% for the quarters ended June 30, 1995 and 1996, and were 44% and 46% of total revenues for the six months ended June 30, 1995 and 1996, respectively. The increase in the relative percentage of service revenues to total revenues in the three month and six months periods ended June 30, 1996 was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services and a significant investment in the Company's professional services staff, which grew substantially over 1995 periods as a result of demand in the market place for PeopleSoft's assistance during enterprise implementation projects.

COSTS AND EXPENSES

     Cost of license fees consists principally of royalties, technology access fees to certain software vendors and amortization of capitalized software costs. Cost of license fees increased from $1.9 million in the second quarter of 1995 to $3.0 million in the second quarter of 1996, representing 4% and 3% of total revenues and 7% and 5% of license fee revenues in those periods, respectively. License fee costs increased from $3.9 million in the first six months of 1995 to $5.6 million in the comparable period of 1996, comprising 4% and 3% of total revenues and 8% and 6% of license fee revenues in those periods, respectively. The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third party products and technology. During 1996, the Company entered into three additional third party marketing and sublicensing agreements which required either initial payments and/or ongoing payments during the term of the agreements. The absolute increase in cost of license fees in the 1996 periods was partially attributable to costs associated with these agreements, as well as royalties for the Company's Order Management module, which was developed by PeopleSoft Manufacturing, L.P. under a joint business arrangement with PeopleSoft (See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995). The decline in cost of license fees as a percentage of license fees revenues in the 1996 periods was attributable to a relative decrease in software amortization charges, the mix of royalty bearing software products, reduction in documentation costs due to the move to the compact disk version of documentation and other reductions in royalty expenses primarily associated with certain fixed price aggregate royalty payment arrangements. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty bearing software products in each period and the seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangement, and charges associated with software products and technologies acquired during 1996 from various third party vendors, may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

     Cost of services consist principally of account management support, training, consulting and product support. These costs increased from $12.0 million in the three month period ended June 30, 1995 to $25.9 million in the three month period ended June 30, 1996, representing 24% and 26% of total revenues in such periods and 54% and 58% of service revenues in the three month periods ending June 30, 1995 and 1996, respectively. Cost of services increased from $22.1 million in the first six months of 1995 to $46.7 million in the comparable period of 1996, comprising 24% and 26% of total revenues, respectively, and 55% and 56% of service revenues in the six month periods ending June 30, 1995 and 1996, respectively. These increases are due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, and account management staff. The Company anticipates these expenditures will increase in dollar amount, and may increase as a percentage of total revenues, in future periods.

     Sales and marketing expenses increased from $16.0 million in the second quarter of 1995 to $31.6 million in the comparable period in 1996, representing 31% of total revenues in each such period. In the first six months of 1996, sales and marketing expenses increased 100%, from $28.1 million in 1995 to $56.3 million in 1996, comprising 31% of total revenues in each of the six month periods ending June 30, 1995 and 1996. The increase in sales and marketing expenses was attributable to the Company's expansion of its direct sales force, related equipment and facility expenditures, investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product line. The Company is in the process of significantly increasing its direct sales and marketing expenditures to address certain international and vertical markets, establish an enterprise sales force structure, and fund sales organization expansion for financial, distribution and manufacturing products. Consequently, such expenses may increase as a percentage of total revenues in future periods.

     Software product development expenses increased from $8.4 million in the second quarter of 1995 to $16.0 million in the second quarter of 1996, representing 16% of total revenues in each such period. These costs increased from $14.4 million in the first six months of 1995 to $28.9 million in the comparable 1996 period, representing 16% of total revenues in each six month period. The Company capitalized internal software development costs of $0.6 million and $1.0 million in the six month periods ended June 30, 1995 and 1996, respectively. The increase in software product development and engineering expenditures was due to increased staffing and associated support costs of software engineers and consultants required to expand, test and enhance the Company's product line. In addition, the Company has incurred significant expenditures to enhance its platform development, certification and product testing capabilities. Furthermore, the Company has additional financial, distribution and human resources modules under development and non-recurring expenditures associated with the integration of purchased technology into PeopleSoft applications. The Company anticipates software product development and integration expenditures in future periods will increase in dollars, while remaining relatively flat as a percentage of total revenues.(1)

     General and administrative expenses increased from $3.8 million in the three month period ended June 30, 1995 to $5.6 million in the three month period ended June 30, 1996, representing 7% and 6% of total revenues in the periods, respectively. These same expenses increased from $6.8 million in the first six months of 1995 to $10.6 million in the comparable 1996 period, representing 7% and 6% of total revenues in such periods, respectively. The dollar increase in general and administrative expenses resulted primarily from increases in staffing to support the Company's growth and increases in expenses associated with the operation of foreign subsidiaries.

     Other income, consisting primarily of interest, increased from $0.9 million in the second quarter of 1995 to $1.5 million in the same period of 1996. Interest income, totaling $1.0 million in the quarter ended June 30, 1995 and $1.3 million in the quarter ended June 30, 1996, was earned on the Company's investments of excess cash. In the first six months of 1995, other income was $1.7 million compared to $3.0 million in the same 1996 period. Interest income,
- ---------------
(1) Forward looking statement
totaling $1.8 million in the first six months of 1995 and $2.4 million in the first six months of 1996, was earned on the Company's investments of excess cash.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 40% for each of the three month and six months periods ended June 30, 1995 and 1996. There has been no significant change in the components of the effective tax rate. The provision for income taxes for the three month and six months periods ended June 30, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1996. As permitted by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded $18.2 million in net deferred tax assets at June 30, 1996. The Company has concluded that no valuation allowance is required based on its assessment that current levels of taxable income will be sufficient to realize the tax benefit.(1)


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations primarily through cash flows from operations. In addition, under the Company's secured bank line of credit, up to $30.0 million is available for working capital advances, based on the level of eligible accounts receivable. Within this amount, $15.0 million may be used for issuance of letters of credit. This facility has been renewed for a one year period under substantially the same terms as the prior year.
No borrowings were outstanding under this line at June 30, 1996.

     The Company's operating activities provided cash of $18.1 million during the six month period ended June 30, 1995, compared to $43.4 million in the six month period ended June 30, 1996. Operating cash flows have increased primarily due to increases in income before non-cash items including depreciation and amortization, and increases in deferred revenue, both of which were partially offset by increases in accounts receivable. From December 31, 1995 to June 30, 1996, accounts receivable increased from $97.8 million to $131.3 million and deferred revenues increased from $96.8 million to $126.1 million. The increase in accounts receivable and deferred revenues resulted from the growth in licensing activity and associated deferrals of revenues related to services. The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, accounts receivable days outstanding was 106 days as of June 30, 1995 as compared to 91 days as of June 30, 1996. The improvement in DSO is the result of increased focus on improving the collection process. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through acceptance) or dates that generally span four to six months, and revenue generation is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

     During the first six months of 1995 and 1996, the Company's principal use of cash for investing activities was the purchase of property and equipment. The increase in property and equipment was primarily attributable to purchases of computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements. As of June 30, 1996, the Company had $106.2 million in working capital, including $121.6 million in cash and cash equivalents and $30.6 million in short-term investments, consisting primarily of high quality municipal bonds and tax-advantaged money market instruments. The Company believes that existing cash and short-term investment balances, credit facilities, and potential cash flow from operations will be sufficient to meet its operating cash requirements at least through 1996.(1)

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may potentially cause a significant impact on the Company's future results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report, the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Annual Report to Stockholders (Form 10-K).

     The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations by a footnote # 1. The Company may also make oral forward-looking
- ---------------
(1) Forward looking statement
statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the execution of license agreements (contracting activity) governing the use of the Company's software products booked and shipped in that quarter. Contracting activity is difficult to forecast for a variety of reasons including: (i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software products solutions for the customer's overall enterprise, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process; (iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, company management, budgetary constraints, or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even subsequent to actual vendor selection; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; and (vii) changes in economic, political and market conditions can adversely impact business opportunities without reasonable notice. In addition, certain license agreements executed during a quarter may not meet the Company's revenue recognition criteria. Consequently, a situation could occur in which the Company meets or exceeds its forecast of aggregate contracting activity, but is not able to meet its forecast for license revenues.

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

OPERATING LEVERAGE

     Consistent with many companies in the software industry, the Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely effected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Due to the foregoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely effected.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

     Although the Company's 1996 operating budget is based on a material increase in total revenues over the corresponding actual results for 1995, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, effected by such trends in the future. Seasonal patterns of revenue achievement can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies. Third quarter contracting activity is difficult to forecast and has been generally skewed toward the end of the quarter because July and August are historically very slow months, resulting in a disproportionate dependence on September contracting activity. Historically, PeopleSoft has experienced sequential growth in its contracting activity levels between the quarter ended June 30 and the quarter ended September

30. Accordingly and based on historical patterns, the Company believes that the quarter ended September 30, 1996, will have higher levels of contracting activity and related license revenue than the quarter ended June 30, 1996.(1)

FUTURE OPERATING RESULTS UNCERTAIN

     Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions effecting the timing of orders from customers and other factors effecting capital spending. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. In addition, the Company continues to evaluate opportunities to enhance and expand its technology and product offerings through potential partnerships, licenses or acquisitions which may, in the short term, negatively impact costs and expenses and operating margin.

INTERNATIONAL OPERATIONS

     The Company has, and will continue to utilize substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. In order to increase international sales in 1996 and subsequent periods, the Company must continue to expand existing as well as establish additional foreign operations, hire additional personnel, identify suitable locations for sales and service operations, and recruit international distributors and resellers in selected territories. In the event international expansion is not successful, it is likely to have a negative impact on the Company's operating results. Effective July 1, 1996, the Company acquired the net assets and operations of InfoSoft S.A. in Madrid, Spain and established PeopleSoft Iberica, S.L. PeopleSoft Iberica will provide direct sales and support activities in the Mediterranean region. The acquisition will be accounted for under the purchase method. The Company does not believe this acquisition will have a material impact on the Company's results of operations.

     The Company's sales through its foreign operations are generally denominated in each respective subsidiary's functional currency. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency transaction and translation gains and losses in future periods. In the future, the Company expects to have an increased amount of non-U.S. dollar denominated license agreements and intends to implement hedging programs designed to mitigate the potential adverse impact of exchange rate fluctuations.

COMPETITION

     The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, financial management system, manufacturing management system and HRMS application software vendors, and software tools vendors. In the enterprise application software market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution, and the availability of localized software products and technical support in key markets outside the United States. Several competitors have significant worldwide presence, larger installed bases, longer operating and product development histories and greater financial, technical and marketing resources than PeopleSoft. PeopleSoft also faces competition from niche providers of HRMS software products, financial management system software products and distribution software products. In addition, two large software providers have sublicensed PeopleSoft products in competition with PeopleSoft's marketing efforts in selected markets. Recent trends in the software industry toward cooperative agreements between competitors and the potential for consolidation in the industry also pose a potential source of competition.

     Intense competition could potentially lead to price reductions in the market and by the Company, reduced gross margins and loss of market share by the Company, which could materially adversely affect the Company's business, operating results and financial condition. Therefore, there can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

RELIANCE ON PROPRIETARY SOFTWARE DEVELOPMENT TOOLS

     The Company's software products include a suite of proprietary software development tools known as "PeopleTools," which are fundamental to the effective use of the Company's software products. While no industry standard exists for software development tools, several companies are focused specifically on providing software
- ---------------
(1) Forward-looking statement
development tools and are attempting to establish their software development tools as accepted industry standards. In the event that a software product other than the Company's PeopleTools software product becomes the clearly established and widely accepted industry standard, the Company may need to abandon or modify PeopleTools in favor of such an established standard, may be forced to redesign its software products to operate with such third party's software development tools, or may be faced with the potential sales obstacle of marketing a proprietary software product against other vendors' software products incorporating a standardized software development toolset. Accordingly, in any of these cases, the Company's results of operations could be materially adversely affected.

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

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

     PeopleSoft's software products can be licensed for use with the following RDBMSs and run on the following operating systems: Centura Software Corporation's ("Centura", formerly Gupta Corporation) SQLBase (OS/2 and NT), IBM's DB2 for MVS/ESA (MVS, using connectivity products from Centura and Sybase, Inc. ("Sybase")), IBM's DB2 for AIX, Informix Corporation's INFORMIX-OnLine Dynamic Server (AIX, Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX, SINIX, IRIX and HP-UX), Microsoft Corporation's ("Microsoft") SQL Server, (NT for HRMS products only), Oracle Corporation's ORACLE (VMS, Open VMS, NT and over 10 versions of Unix), and Sybase's System 11 (HP-UX, AIX and Solaris). In addition, the Company is in the process of porting its software products to IBM's DB2 for OS/400, and certain products to Microsoft's SQL Server 6 (NT) and its PeopleTools to Apple Computer Inc.'s ("Apple") native Macintosh family of computers and peripherals. No assurance can be given concerning the successful development of PeopleSoft software products on these additional platforms, the specific timing of the releases of any future modules, the performance characteristics of PeopleSoft applications on these platforms or their acceptance in the marketplace. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

     Software programs as complex as those offered by the Company are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new versions are thereafter released. Despite testing by the Company and by third-parties, errors or system performance issues may arise with the possible result of reduced acceptance of the Company's software products in the marketplace. Due to the increasing number of possible combinations of vendor hardware platforms, operating systems and updated versions, PeopleSoft application modules, third party, and updated versions, and RDBMS platforms and updated versions, the effort and expense of developing, testing and maintaining these software product lines in an increasing number of combinations will increase, and the ability to develop consistent product performance characteristics across all of these combinations could place a significant strain on the Company's development resources and deliverable schedules.

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

RELIANCE ON JOINT BUSINESS ARRANGEMENTS

     PeopleSoft has entered into two separate development arrangements ("Development Arrangements"), one for the purpose of developing a line of manufacturing software applications and the other for the purpose of developing a line of student administration software applications (See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995). Under these Development Arrangements, PeopleSoft is the exclusive remarketer of the developed software products and pays a royalty to the development entities based on license fees received from end user licenses of these software products. While the intent of each Development Arrangement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should the Development Arrangements require additional funds to complete development or enhance the software product, there can be no assurance that funds will be available on terms acceptable to the existing or other potential third partY funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such acquisition would be accounted for using the purchase method which is likely to result in the creation of significant intangible assets by virtue of the allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations.

APPLICATION SECURITY ARCHITECTURE

     The Company's application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. To date, the Company is not aware of any violations of its application security architecture within its installed base. The Company has developed a security architecture utilizing the capabilities of its own applications, the client operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third party security products. Although these security features are subject to constant review and enhancement, no assurances can be given concerning the successful implementation of these security features and their effectiveness within a particular customer's operating environment. Should a breach of security or a suspected breach of security occur, the accompanying publicity or any subsequent claims against the Company could have an adverse impact on the demand for the Company's software products and/or cause a decline in the market price of the Company's stock.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company received its first patent in 1995, its second patent in the first quarter of 1996 and has one additional patent application pending. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use PeopleTools source code solely for their internal provision of maintenance services. This possible access to PeopleTools source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

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

PRODUCT LIABILITY

     The Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be valid as a result of federal, state, local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications create a potential adverse risk in the event such a claim was successfully pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition.

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

EXPANSION OF FACILITIES

     The Company has expanded and plans to continue to significantly expand the number of employees at its Corporate headquarters location in Pleasanton, California.(1) While the Company is making every effort to obtain sufficient office space to house these employees in a productive environment, the commercial real estate market in the Tri-Valley area is constrained by the decrease of new commercial real estate development over the past several years which makes obtaining additional quality office space increasingly difficult. The Company has acquired a building for the purpose of addressing office space needs, however, the space is largely occupied by existing tenants. Thus, alternative office space is required to address planned expansion. The Company is in the process of attempting to locate and contract for adequate space, however, no assurance can be made that sufficient office space will become available to meet the Company's near term needs. In the event economic office space does not become available, hiring plans may be slowed

(1) Forward-looking statement
or a distant location may be selected which could possibly decrease employee productivity. There can be no assurance that local facilities will be obtained or obtained on reasonable terms, and such failure to obtain local facilities may result in lower employee productivity, constrained hiring plans or increased facility charges which could adversely impact the Company's business and operating results.

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

         (a) The Company held its annual meeting of stockholders on May 21, 1996.

         (b) Pursuant to the election of the three directors listed under Item 4(c)(i), Mr. Albert W. Duffield, Mr. A. George "Skip" Battle, and Mr. Cyril J. Yansouni were each elected for a two year term. Mr. David A. Duffield, Dr. Edgar F. Codd and Mr. George J. Still, Jr. Still continue as directors and were elected at the prior year's annual meeting for a term of two years.

         (c)  The Company's stock holders voted the following matters:
              (i) Election of three directors. All directors proposed by management were elected.



             Name of            Number of       # of Votes       # of Votes        Number of       # of Broker
             Nominee            Votes For         Against         Withheld        Abstentions       Non Votes
             -------            ---------       ----------        --------        -----------       ---------
           Albert W. Duffield   44,099,227                -        189,126           25,550                -
           A. George Battle     44,122,779                -        165,574           25,550                -
           Cyril J. Yansouni    44,124,777                -        163,576           25,550                -

              (ii) Approval of an amendment to the Restated Certificate of Incorporation to increase the authorized number of Common Stock of the Company to 160,000,000. 39,576,183 votes were cast in favor of the amendment, 4,586,763 votes were cast against, zero votes were withheld, there were 95,237 abstentions, and 39,170 broker non votes.

              (iii) Approval of an amendment to the 1989 Stock Option Plan to increase the number of shares of Common Stock issuable under the 1989 Stock Option Plan by 2,500,000. 31,686,726 votes were cast in favor of the amendment, 11,230,349 votes were cast against, zero votes were withheld, there were 107,224 abstentions, and 1,264,054 broker non votes.

              (iv) Approval of an amendment of changes to the 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock issuable under the 1992 Employee Stock Purchase Plan by 300,000. 42,559,682 votes were cast in favor of the amendment, 474,851 votes were cast against, zero votes were withheld, there were 112,258 abstentions, and 1,141,562 broker non votes.

             (v) Ratification of independent public auditors. The Stockholders ratified the appointment of Ernst & Young as the Company's independent public auditors for the fiscal year ended December 31, 1996. 44,164,385 votes were cast in favor of the appointment, 31,495 votes were cast against, zero votes were withheld, there were 92,473 abstentions, and zero broker non votes.

Item 5.  Other Information
         None
Item 6.  Exhibits and Reports on Form 8 - K
         (a) Exhibits
                  27 Financial Data Schedule
         (b)  Reports on Form 8 - K
              No reports on Form 8 - K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 13, 1996

                                PEOPLESOFT, INC.



                                By:      /s/ RONALD E. F. CODD
                                ------------------------------
                                Ronald E. F. Codd
                                Senior Vice President of Finance and
                                Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS

EXHIBIT #                         EXHIBIT TITLE                            PAGE

   27                        Financial Data Schedule                        22