Form 10-K/A
period 1995-12-31
PEOPLESOFT INC
filed 1996-10-21
CIK 875570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

  X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the fiscal year ended December 31, 1995

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-20710

                                PEOPLESOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                      68-0137069
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


   4440 Rosewood Drive, Pleasanton, CA                     94588
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

        Registrant's telephone number, including area code: 510/225-3000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                              Name of each exchange
     Title of each class                       on which registered
             None                                     None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X        No
                                        -----        -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 14, 1996 as reported on the Nasdaq National Market, was approximately $1,000 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 1996, Registrant had 49,884,994 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders to be held May 21, 1996 are incorporated by reference in Part III of this Form 10-K Report.

                                    PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this Report:

                  3.      Exhibits.


3.1(1)       Restated Certificate of Incorporation of Registrant.
3.2(2)       Certificate of Amendment to Certificate of Incorporation of Registrant.
3.3          Bylaws of Registrant, as amended to date.
10.1(3)      Amended and Restated 1989 Stock Plan and forms of option agreements thereunder.
10.2(3)      1992 Employee Stock Purchase Plan as amended to date, and form of subscription agreement thereunder.
10.3(3)      1992 Directors' Stock Option Plan and forms of option agreements thereunder.
10.4(4,7)    Executive Bonus Plan.
10.5*        Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan, dated December 13,
             1995, Amendment No. 1 dated December 30, 1994, and Amendment No. 2, dated
             August 25, 1995.
10.6(3)      Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers.
10.7*        Loan Agreement between the Registrant and West America Bank, N.A. dated
             October 31, 1995.
10.8(3)      Office Lease for 1331 North California Boulevard dated July 23,
             1990 between the Registrant and 1333 North California Boulevard, a
             California limited partnership, as amended by the First Amendment to Lease dated April 24, 1991 and the Second Amendment to Lease dated June 17, 1992 and related Lease Guarantees dated July 26,
             1990 and June 14, 1991 between 1333 North California Boulevard and
             David A. Duffield.
10.9(3)      Lease dated July 24, 1992 between the Registrant and Glen Pointe Associates.
10.10(3,8)   Perpetual License Agreement dated July 1, 1991 between the Registrant and
             Norwest Corporation.
10.11(3,8)   Software License Agreement dated August 26, 1991 between the
             Registrant and Goldman, Sachs & Co. and Addendum One thereto dated
             March 6, 1992, and related Software Maintenance Agreement dated
             August 26, 1991.
10.12(3,8)   Software License and Support Agreement dated June 23, 1992 between the
             Registrant and ADP, Inc., as amended by Amendment No. 1 dated September 30,
             1992.
10.14(3)     Rights Agreement dated April 26, 1991 among the Registrant, Norwest Equity
             Partners IV, L.P. and certain of the Registrant's officers.
10.15(3,4,8) OEM Software License Agreement between the Registrant and Gupta
             Technologies, Inc.
10.17(3,8)   Perpetual License Agreement effective March 6, 1992 between the Registrant and the Equitable Life Assurance Society of the United States and Addendum One
             thereto effective March 6, 1992.
10.18(4)     Lease dated June 23, 1993 between the Registrant and Westbrook Corporate
             Center.
10.19(4)     Lease dated January 17, 1994 between the Registrant and R-H Associates Bldg. III
             Corp.
10.20(4)     Lease dated March 10, 1994 between the Registrant and Rosewood Associates.
10.21(5)     Contract of Sale and Escrow Instructions between the Company and Rosewood
             Owner of California (B) LLC, a California limited liability company, dated October 4, 1995.
10.22(6)     Warrant Agreement between the Registrant and The First National Bank of Boston,
             as Warrant Agent, dated October 30, 1995.
10.23(6)     Warrant Purchase Agreement between the Registrant and Goldman, Sachs & Co.
             dated October 30, 1995.

10.24(6)     Registration Rights Agreement between the Registrant and Goldman, Sachs & Co.
             dated October 30, 1995.
10.25        Amendment No. 2 dated September 28, 1994, Amendment No. 3 dated
             September 21, 1995 and Amendment No. 4 dated December 28, 1995 to the
             Software License and Support Agreement dated June 23, 1992 between the
             Registrant and ADP, Inc. (only Amendments No. 2 and No. 4 are being refiled as the request for Confidential treatment has been withdrawn for Amendment
             No. 2 and No. 4).
10.26(9)     Amended Software Development Agreement dated December 22, 1995 between the Registrant and Solutions for Education Administrators, Inc.
10.27(9)*    Exclusive Marketing and Distribution Agreement dated December 22,
             1995 between the Registrant and SIS Development LLC ("SIS").
10.28*       Amendment No. 1 dated September 19, 1994, Amendment No. 2 dated May 15,
             1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10,
             1994 between the Registrant and Rosewood Associates.
10.29(9)     Systems Integrator Agreement dated August 25, 1995 between the Registrant and
             Shared Medical Systems Corporation.
10.30*       Software Development and End User License and Support Services
             Agreement dated September 30, 1994 between the Registrant and
             PeopleMan, L.P.
10.31*       Exclusive Marketing and Distribution Agreement dated September 30, 1994 between the Registrant and PeopleMan, L.P.
11.1*        Computation of per share earnings.
21.1*        Subsidiaries.
23.1*        Consent of Independent Auditors.
24.1*        Power of Attorney (see page 32).


---------------------------

1 Incorporated by reference to Exhibit No. 4.1 filed with the Registrant's Registration Statement on Form S-8 (No. 333-08575 filed on July 22, 1996).

2 Incorporated by reference to Exhibit No. 4.2 filed with the Registrant's Registration Statement on Form S-8 (No. 333-08575 filed on July 22, 1996).

3 Incorporated by reference to the exhibit having the same number filed with the Registrant's Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and the Registrant's Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which Registration Statement became effective May 24, 1993.

4 Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

5 Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on December 15,1995.

6 Exhibits 10.22, 10.23, and 10.24 are incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, filed with the Company's Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995.

7 This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

8   Confidential treatment previously granted.

9 Confidential treatment has been requested in connection with the filing of this Annual Report on Form 10-K.

* Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Pleasanton, California, on October 8, 1996.

                                              PEOPLESOFT, INC.

                     By: /s/ Ronald E. F. Codd
                        -------------------------------------------------------
                        Ronald E. F. Codd, Senior Vice President of Finance and
                                Administration and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                 TITLE                              DATE
*                                     President, Chief Executive Officer and          October 8, 1996
__________________________________    Director (Principal Executive Officer)
David A. Duffield


/s/ Ronald E. F. Codd                 Senior Vice President of Finance and            October 8, 1996
___________________________________   Administration and Chief Financial Officer
Ronald E. F. Codd                     (Principal Financial and
                                      Accounting Officer)

*
___________________________________   Director                                        October 8, 1996
Dr. Edgar F. Codd

*
___________________________________   Director                                        October 8, 1996
Albert W. Duffield

*
___________________________________   Director                                        October 8, 1996
A. George Battle

*
___________________________________   Director                                        October 8, 1996
George J. Still, Jr.

*
___________________________________   Director                                        October 8, 1996
Cyril J. Yansouni


         *BY: /s/    RONALD E.F. CODD
              _______________________________
                     RONALD E.F. CODD
                     ATTORNEY-IN-FACT