Form 10-Q
period 1996-09-30
PEOPLESOFT INC
filed 1996-11-14
CIK 875570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q







   X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

           Transition Report Pursuant to Section 13 or 15(d) of the
------- Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-20710




                                PEOPLESOFT, INC.
             (Exact name of registrant as specified in its charter)


                         Delaware                                                  68-0137069
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

           4440 Rosewood Drive, Pleasanton, CA                                     94588-3031
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
                                            Yes  X            No
                                                -----             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                              Outstanding at September 30, 1996
         Common Stock, $.01 par value                           50,758,689

                                PEOPLESOFT, INC.
                                TABLE OF CONTENTS

                                                                   PAGE NO.

PART I   FINANCIAL INFORMATION

 ITEM 1 - Financial Statements (unaudited)
 Condensed Consolidated Balance Sheets as of December 31, 1995 and
 September 30, 1996                                                     3

 Condensed Consolidated Statements of Income for the Three Months and
   Nine Months Ended September 30, 1995 and September 30, 1996          4

 Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 1995 and September 30, 1996                      5

 Notes to Condensed Consolidated Financial Statements                   6


 ITEM 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                            10


PART II  OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                             22
ITEM 2 -  Change in Securities                                          22
ITEM 3 -  Defaults upon Senior Securities                               22
ITEM 4 -  Submission of Matters to a Vote of Security Holder            22
ITEM 5 -  Other Information                                             22
ITEM 6 -  Exhibits and Reports on Form 8 - K                            22


SIGNATURES                                                              23

                          PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                            December 31,        September 30,
                                                                               1995                  1996
                                                                         -------------          ------------
                               ASSETS (unaudited)
Current assets:
     Cash and cash equivalents                                           $      88,052          $   130,739
     Short-term investments                                                     37,687               41,897
     Accounts receivable, net                                                   97,773              142,903
     Other current assets                                                        5,908                9,726
     Deferred tax assets                                                        14,170               21,514
                                                                         --------------         -----------
          Total current assets                                                 243,590              346,779

Property and equipment, at cost                                                 81,383              122,564
      less accumulated depreciation and amortization                          (18,164)             (35,092)
                                                                         --------------         -----------
                                                                                63,219               87,472

Long-term investments                                                                -                9,034
Capitalized software, less accumulated amortization                              7,342                7,300
Other assets                                                                         -                8,415
                                                                         --------------         -----------
                                                                         $     314,151          $   459,000
                                                                         ==============         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                            $      25,730          $    35,954
     Accrued compensation and related expenses                                  24,290               36,783
     Income taxes payable                                                       10,600               18,514
     Deferred revenue                                                           96,830              153,133
                                                                         --------------         -----------
          Total current liabilities                                            157,450              244,384


Stockholders' equity:
     Common stock $0.01 par value, 160,000,000
       shares authorized;
     Shares issued and outstanding:
       1995-49,320,516, 1996-50,758,689                                           493                  508
     Additional paid-in capital                                                98,667              120,060
     Foreign currency translation adjustment                                     (264)                 (94)
     Retained earnings                                                          57,805               94,142
                                                                         --------------         -----------
         Total stockholders' equity                                            156,701              214,616
                                                                         --------------         -----------
                                                                         $     314,151          $   459,000
                                                                         ==============         ===========

            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                              ------------------------        ------------------------
                                                 1995           1996            1995            1996
                                              --------        --------        --------        --------
Revenues:
  License fees                                $ 35,872        $ 66,439        $ 87,038        $164,388
  Services                                      24,221          49,134          64,511         132,099
                                              --------        --------        --------        --------
    Total revenues                              60,093         115,573         151,549         296,487
Costs and expenses:
  Cost of license fees                           2,419           2,720           6,277           8,257
  Cost of services                              15,072          31,444          37,196          78,144
  Sales and marketing                           17,537          33,496          45,630          89,825
  Product development                            9,483          17,910          23,921          46,805
  General and administrative                     4,305           6,654          11,062          17,211
                                              --------        --------        --------        --------
    Total costs and expenses                    48,816          92,224         124,086         240,242
                                              --------        --------        --------        --------
Operating income                                11,277          23,349          27,463          56,245
Other income, principally interest               1,130           1,268           2,851           4,316
                                              --------        --------        --------        --------
    Income before taxes                         12,407          24,617          30,314          60,561
Provision for income taxes                       4,962           9,847          12,126          24,224
                                              --------        --------        --------        --------
Net income $                                  $  7,445        $ 14,770        $ 18,188        $ 36,337
                                              ========        ========        ========        ========

Net income per share $                        $   0.13        $   0.26        $   0.33        $   0.64
                                              ========        ========        ========        ========

Shares used in per share computation            55,494          57,693          54,466          56,983
                                              ========        ========        ========        ========

            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                 1995             1996
                                                                                -----------     ----------
         OPERATING ACTIVITIES
         Net income                                                             $ 18,188        $   36,337
         Adjustments:
              Depreciation and amortization                                       10,796            18,465
              Provision for doubtful accounts                                      1,796             1,826
              Changes in deferred tax assets                                        -               (7,344)
              Changes in operating assets and liabilities:
                   Accounts receivable                                           (34,892)          (46,675)
                   Other current assets                                           (2,258)           (3,170)
                   Accounts payable and accrued liabilities                        7,687             9,300
                   Accrued compensation and related expenses                       7,485            12,454
                   Deferred revenue                                               30,295            56,303
                   Income taxes payable                                           (7,072)            7,914
                   Tax benefits of employee stock transactions                     4,972             7,025
                                                                                --------        ----------
              Net cash provided by operating activities                           36,953            92,435

         INVESTING ACTIVITIES
         Purchase of investments                                                 (29,511)          (29,157)
         Sale of investments                                                      33,409            15,912
         Purchase of property and equipment                                      (21,402)          (41,148)
         Additions to capitalized software, net                                   (6,269)           (1,494)
         Additions to other assets                                                     -            (8,415)
                                                                                ---------       -----------
              Net cash used in investing activities                              (23,773)          (64,302)

         FINANCING ACTIVITIES
         Net proceeds from issuance of common stock                                4,830            14,383
                                                                                ---------       ----------
              Net cash provided by financing activities                            4,830            14,383
         Effect of foreign exchange rate changes on cash                              31               171
                                                                                ---------       ----------
         Net increase (decrease) in cash and cash equivalents                     18,041            42,687
         Cash and cash equivalents at beginning of period                         61,241            88,052
                                                                                ---------       ----------
         Cash and cash equivalents at end of period                             $ 79,282        $  130,739
                                                                                =========       ==========

            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)





1.  BASIS OF PRESENTATION

   The information at September 30, 1995 and 1996, as well as for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flow for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. While management makes its best effort to achieve its estimates and assumptions, actual results may differ. Certain prior period financial statement items in the Condensed Consolidated Balance Sheet have been reclassified to conform to the current presentation.

   The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of operating results to be expected for the full fiscal year.

2. EARNINGS PER SHARE

   Net income per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents, consisting of outstanding dilutive stock options and warrants (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In November 1995, the Company's Common Stock was split two-for-one. All shares, common stock equivalents, and per-share amounts applicable to prior periods have been restated to reflect the stock split. All shares and per share amounts do not reflect the stock split to be effected on November 15, 1996 as discussed further below. The computation of the weighted average number of shares outstanding for the three and nine month periods ended September 30, 1995 and 1996 follows (in thousands):

                                                         Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                  -----------------------------------   ----------------------------------
                                                       1995                1996                1995                1996
                                                  ---------------    ----------------    ----------------    -------------
      Weighted average shares:
           Common stock                               49,074              50,678              48,660              50,164
           Common stock equivalents                    6,420               7,015               5,806               6,819
                                                  ---------------    ----------------    ----------------    -------------
                                                      55,494              57,693              54,466              56,983
                                                  ===============    ================    ================    =============

3.  ACCOUNTS RECEIVABLE

   Accounts receivable is comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees, accrued services, and deferred services. The principle components of accounts receivable at December 31, 1995 and September 30, 1996 were as follows (in thousands):


                                                      December 31,          September 30,
                                                          1995                  1996
                                                      --------------      ---------------
          Billed receivables                          $     49,372          $     67,826
          Unbilled receivables                              53,166                81,729
                                                      -------------        --------------
                                                           102,538               149,555
          Allowance for doubtful accounts                  (4,765)               (6,652)
                                                      -------------        --------------
                                                      $     97,773           $   142,903
                                                      =============        ==============

4.  DEFERRED REVENUE

   Deferred revenue is comprised of deferrals for license fees, maintenance, training, and other services. The principle components of deferred revenue at December 31, 1995 and September 30, 1996 were as follows (in thousands):

                                         December 31,          September 30,
                                             1995                  1996
                                        ---------------     -----------------
               License fees                 $   20,775            $   30,989
               Maintenance                      49,984                81,369
               Training                         17,264                26,336
               Other services                    8,807                14,439
                                         -------------         -------------
                                            $   96,830             $ 153,133
                                         =============         =============

5.  CAPITALIZED SOFTWARE

   The Company capitalizes certain software acquired from third parties and certain costs incurred internally in developing its software products. As discussed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995, if actual software license sales of PeopleSoft Manufacturing and other PeopleSoft software products utilizing acquired and internally developed software are below management's estimates and cannot be licensed or resold at terms favorable to the Company, then a reduction to the carrying value of such software would be made. Certain acquired software rights have been re-classified to other current assets, in accordance with their expiration dates. Amortization charges related to capitalized software amounted to $2,182,000 and $1,536,000 for the nine months ended September 30, 1995 and 1996, respectively. Capitalized software costs and accumulated amortization at December 31, 1995 and September 30, 1996 were as follows (in thousands) :

                                                                December 31,          September 30,
                                                                    1995                   1996
                                                               ----------------     ----------------
          Capitalized software:
                         Internal development costs             $       7,016          $      8,510
                         Purchased from third parties                   5,137                 4,300
                                                               ---------------       ---------------
                                                                       12,153                12,810
          Accumulated amortization                                     (4,811)               (5,510)
                                                               ---------------       ---------------
                                                                $       7,342          $      7,300
                                                               ===============       ===============



6.  SUBSEQUENT EVENTS

ACQUISITION OF RED PEPPER SOFTWARE

        On October 16, 1996, the Company completed the acquisition of Red Pepper Software ("Red Pepper"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 2,710,380 shares of common stock for all of Red Pepper's 13,164,215 outstanding shares and assumed 299,379 options to purchase its common stock, at a common exchange ratio of approximately 0.20589 of a share of the Company's common stock for each share of Red Pepper's common stock. All outstanding Red Pepper preferred stock was converted into common stock immediately prior to the acquisition. Red Pepper, based in San Mateo, California, is a leading provider of manufacturing and supply chain optimization solutions.

  Presented below is unaudited selected pro forma financial information, reflecting the combination, for the year ended December 31, 1995 and nine month periods ended September 30, 1995 and 1996 (in thousands):



UNAUDITED PRO FORMA FINANCIAL               Year Ended     For the Nine Months Ended
INFORMATION                                December 31,          September 30,
                                              1995           1995             1996
                                            --------        --------        --------
Total revenues                              $232,139        $153,982        $302,384
Net income                                  $ 27,338        $ 16,628        $ 34,124

Net income per share                        $   0.48        $   0.29        $   0.57

Shares used in per share computation          57,031          56,736          59,534


   The unaudited pro forma results for the nine months ended September 30, 1996 do not include non-recurring charges of approximately $3.0 to $3.5 million arising from the acquisition of Red Pepper which will be recorded in the quarter ending December 31, 1996.

   The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future date or period.

STOCK SPLIT

   On October 22, 1996, the Company announced a two-for-one split of its common stock. The stock split will be effected as a stock dividend on November 29, 1996 for all shareholders of record on November 15, 1996. The stock split will increase the number of shares of common stock outstanding from approximately 55,000,000 to 110,000,000. The accompanying condensed consolidated financial statements do not reflect the retroactive effect of the stock split planned for November 15, 1996.

ACQUISITION OF PEOPLESOFT MANUFACTURING L.P.

   On October 22, 1996, the Company announced that it plans to acquire the other outstanding equity interests in PeopleMan L.P. ("PeopleMan") and PeopleSoft Manufacturing, Inc., a joint development venture and its general partner, respectively. As of September 30 1996, PeopleSoft held a 41 percent interest in PeopleMan. The joint development venture was founded for the purpose of developing a line of manufacturing software applications. This transaction, involving payment of $28.5 million in a combination of stock, stock options, and other consideration, will be accounted for under the purchase method and will result in a one-time charge to earnings for in-process technology of a substantial portion of the purchase price in the quarter ending December 31, 1996.

   At September 30, 1996, $2.4 million was owed to the Company from the partnership for funding of operations and purchases of property and equipment. This receivable balance is classified in the other asset category at September 30, 1996.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward-looking statements are identified with footnote # 1. The Company undertakes no obligation to update the information contained in Item 2.

                              RESULTS OF OPERATIONS



   The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's statements of operations:


                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                ------------------------------------------------------------------------------
                      PERCENTAGE OF                                             PERCENTAGE OF
                     TOTAL REVENUES                                            DOLLAR INCREASE
                  1995          1996                                           YEAR OVER YEAR
                --------      --------                                             ------
                                             Revenues:
                     60%          58 %         License fees                          85 %
                     40           42           Services                              103
                -------       -------                                              ------
                    100           100            Total revenues                      92
                                             Costs and expenses:
                     4             2             Cost of license fees                12
                     25           27             Cost of services                    109
                     29           29             Sales and marketing                 91
                     16           16             Product development                 89
                     7             6             General and administrative          55
                -------       -------                                              ------
                     81           80               Total costs and expenses          89
                -------       -------                                              ------
                     19           20           Operating income                      107
                     2             1           Other income                          12
                -------       -------                                              ------
                     21           21               Income before taxes               98
                     9             8           Provision for income taxes            98
                -------       -------                                              ------
                     12%          13 %         Net income                            98 %
                =======       =======                                              ======



                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                ------------------------------------------------------------------------------
                      PERCENTAGE OF                                             PERCENTAGE OF
                     TOTAL REVENUES                                            DOLLAR INCREASE
                  1995          1996                                           YEAR OVER YEAR
                --------      --------                                             ------
                                               Revenues:
                     57 %          55 %          License fees                        89%
                     43            45            Services                           105
                --------       -------                                             ------
                    100            100             Total revenues                    96
                                               Costs and expenses:
                     4              3            Cost of license fees                32
                     25            26            Cost of services                   110
                     30            30            Sales and marketing                 97
                     16            16            Product development                 96
                     7              6            General and administrative          56
                --------       -------                                             ------
                     82            81              Total costs and expenses          94
                --------       -------                                             ------
                     18            19          Operating income                     105
                     2              1          Other income                          51
                --------       -------                                             ------
                     20            20              Income before taxes              100
                     8              8          Provision for income taxes           100
                --------       -------                                             ------
                     12 %          12 %        Net income                           100%
                ========       =======                                             ======

REVENUES

   The Company recognizes revenue when a non-cancellable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, and collection is considered probable. The Company allocates the total value of each customer license agreement between software license fees and services, consisting of maintenance, training, consulting and support services based on current list prices for services. For customer license agreements which have payments due within one year, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. The Company defers recognition of revenues associated with payments which are due one year or more from the date of the license agreement. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using the percentage-of completion method of contract accounting. The total dollar amount of customer license agreements ("contracting activity") signed for software license fees and services increased from $56.8 million in the quarter ended September 30, 1995 to $114.6 million for the same period in 1996. The aggregate value of customer license agreements related to PeopleSoft Human Resources ("HRMS") signed during the third quarter of 1995 was $33.5 million and was $63.7 million in the same period in 1996. The aggregate value of customer license agreements related to PeopleSoft Financials during the third quarter was $22.3 million in 1995 and was $45.5 million in the same period in 1996.

   Revenues from licensing fees increased 85% from $35.9 million in the three month period ended September 30, 1995 to $66.4 million for the same period in 1996. Revenues from licensing fees for the first nine months of 1996 increased 89% from $87 million in 1995 to $164.4 million for the same period in 1996. The increase in license fee revenues was attributable to increased market acceptance of, and breadth of, the Company's software product offerings and the increased capacity created by the growth in the Company's sales, marketing and customer service organizations.

   Revenues from services increased by 103% from $24.2 million in the third quarter of 1995 to $49.1 for the same period in 1996. In the first nine months of 1996, service revenues increased 105%, from $64.5 million in 1995 to $132.1 million for the same period in 1996. The Company's customer license agreements provide for initial maintenance, training, consulting and support services for specified periods or amounts therefore increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 40% and 42% for the quarters ended September 30, 1995 and 1996, and were 43% and 45% of total revenues for the nine months ended September 30, 1995 and 1996, respectively. The increase in the relative percentage of service revenues to total revenues in the three month and nine months periods ended September 30, 1996 was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant investment in the Company's professional services staff, which grew substantially over the comparable 1995 periods as a result of increased demand for PeopleSoft's direct assistance during enterprise implementation projects.

   Total revenues increased from $60.1 million in the third quarter of 1995 to $115.6 million in the same period of 1996, representing an increase of 92%. In the first nine months of 1996, total revenues increased 96%, from $151.5 million in 1995 to $296.5 million for the same period in 1996. During the third quarters of 1995 and 1996, the Company's international revenues, principally from customers located in Canada, were approximately 16% and 17% of total revenues, respectively. International revenues were 15% and 17% of total revenues for the first nine months of 1995 and 1996, respectively.

COSTS AND EXPENSES

   Cost of license fees consists principally of royalties, technology access fees to certain software vendors and amortization of capitalized software costs. Cost of license fees increased from $2.4 million in the third quarter of 1995 to $2.7 million in the third quarter of 1996, representing 4% and 2% of total revenues and 7% and 4% of license fee revenues in those periods, respectively. Cost of license fees increased from $6.3 million in the first nine months of 1995 to $8.3 million in the comparable period of 1996, comprising 4% and 3% of total revenues and 7% and 5% of license fee revenues in those periods, respectively. The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third party products and technology. During 1996, the Company entered into several additional third party marketing and sublicensing agreements which required either initial payments and/or ongoing payments during the term of the agreements. The absolute increase in cost of license fees in the 1996 periods was partially attributable to costs associated with these agreements, as well as royalties for the Company's Order Management module, which was developed by PeopleMan under a joint business arrangement with PeopleSoft (See Note 7 of "Notes to Consolidated Financial Statements" in the

Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995 and "Notes to Condensed Consolidated Financial Statements" included in
Part I -- Item I of this Quarterly Report). By virtue of the Company's acquisition of PeopleMan, these royalties will no longer be incurred after October 31, 1996. The decline in cost of license fees as a percentage of license fee revenues in the 1996 periods was attributable to a relative decrease in software amortization charges, the mix of royalty bearing software products, reduction in documentation costs due to the move to the compact disk version of PeopleSoft documentation and other reductions in royalty expenses primarily associated with certain fixed price aggregate royalty payment arrangements. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangement, and charges associated with software products and technologies acquired during 1996 from various third party vendors, may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

   Cost of services consist principally of account management support, training, consulting and product support. These costs increased from $15.1 million in the three month period ended September 30, 1995 to $31.4 million in the comparable period of 1996, representing 25% and 27% of total revenues and 62% and 64% of service revenues in the three month periods ending September 30, 1995 and 1996, respectively. Cost of services increased from $37.2 million in the first nine months of 1995 to $78.1 million in the comparable period of 1996, comprising 25% and 26% of total revenues, and 58% and 59% of service revenues in the nine month periods ending September 30, 1995 and 1996, respectively. These increases are due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, and account management staff. The Company anticipates these expenditures will increase in dollar amount, and may increase as a percentage of total revenues, in future periods.

        Sales and marketing expenses increased from $17.5 million in the third quarter of 1995 to $33.5 million in the comparable period in 1996, representing 29% of total revenues in both periods. These expenses increased from $45.6 million in the first nine months of 1995 to $89.8 million in the comparable period of 1996, comprising 30% of total revenues in both periods. The increase in sales and marketing expenses was attributable to the Company's expansion of its direct sales force, increased depreciation from related equipment and facility expenditures, investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product line. The Company is in the process of significantly increasing its direct sales and marketing expenditures to address certain international and vertical markets, establish an enterprise sales force structure, and fund sales organization expansion for financial, distribution and manufacturing products. Consequently, such expenses may increase as a percentage of total revenues in future periods.

   Software product development expenses increased from $9.5 million in the three month period ending September 30, 1995 to $17.9 million in the comparable period in 1996, representing 16% of total revenues in both periods. These expenses increased from $23.9 million in the first nine months of 1995 to $46.8 million in the comparable period in 1996, representing 16% of total revenues in both periods. In addition, the Company capitalized internal software development costs of $2.0 million and $1.5 million in the nine month periods ended
September 30, 1995 and 1996, respectively. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support product development initiatives in the following areas: i) Expansion and enhancement of the Company's core product offerings in the areas of Human Resource Management Systems, Financial Management Systems, and Distribution/Materials Management Systems; ii) the enhancement of the Company's platform development, certification, product testing and overall release management capabilities; iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; iv) the localization and translation of certain versions of the Company's products for specific foreign markets; and v) the development of certain vertical market products and versions of its core products suitable to the unique needs of customers within certain industries. The Company anticipates software product development expenditures to significantly increase in future periods due to continued incremental investment in all of the above activities, the acquisition of Red Pepper and PeopleMan, L.P. and the associated expansion of the Company's manufacturing application development activities. Such expenditures may increase as a percentage of revenues.

    General and administrative expenses increased from $4.3 million in the three month period ended September 30, 1995 to $6.7 million in the comparable period in 1996, representing 7% and 6% of total revenues, respectively in these periods. These expenses increased from $11.1 million in the first nine months of 1995 to $17.2 million in the comparable 1996 period, representing 7% and 6% of total revenues, respectively in these periods. The dollar increase in general and administrative expenses resulted primarily from increases in staffing to support the Company's growth and increases in expenses associated with the operation of foreign subsidiaries.

   Other income, consisting primarily of interest, increased from $1.1 million in the three month period ended September 30, 1995 to $1.3 million in the comparable period in 1996. Interest income, totaling $1.1 million in the quarter ended September 30, 1995 and $1.4 million in the comparable period in 1996, was earned on the Company's investments of excess cash. In the first nine months of 1995, other income was $2.9 million compared to $4.3 million in the same 1996 period. Interest income, totaling $2.9 million in the first nine months of 1995 and $3.8 million in the comparable period in 1996, was earned on the Company's investments of excess cash.

NON-RECURRING CHARGES

   On October 22, 1996, the Company announced that it plans to acquire the other outstanding equity interests in PeopleMan and PeopleSoft Manufacturing, Inc., respectively, a joint development venture and its general partner. The joint development venture was founded for the purpose of developing a line of manufacturing software applications. This transaction will be accounted for under the purchase method, with a purchase price of approximately $28.5 million in a combination of stock, stock options and other consideration. Under purchase accounting, the purchase price will be allocated to PeopleMan's identifiable tangible assets, which are under $1 million in the aggregate, with the remainder allocated to intangible assets and in-process research and development. Accordingly, this acquisition will result in a one-time charge to earnings of a substantial portion of the purchase price in the quarter ending December 31, 1996. It is currently anticipated that approximately $22 to $28 million of the purchase price will be allocable to in-process technology and consequently will be expensed in the fourth quarter of 1996. (1)

   On October 16, 1996, PeopleSoft completed the acquisition of Red Pepper, which was accounted for under the pooling of interests method of accounting. The Company expects to incur certain transaction costs related to this acquisition of between $3.0 and $3.5 million in the fourth quarter of 1996.

   As a result of these transactions, the Company expects to report total non-recurring charges in the fourth quarter of between $25 million and $31.5 million. Certain of these non-recurring charges will not be deductible for tax purposes, which may increase the overall effective tax rate for the calendar year 1996.

PROVISION FOR INCOME TAXES

   The Company's effective tax rate was 40% for each of the three month and nine month periods ended September 30, 1995 and 1996. During these periods, there has not been a significant change in the components of the effective tax rate. The provision for income taxes for the three month and nine month periods ended September 30, 1996 is based upon the Company's estimate of the effective tax rate for fiscal 1996. As permitted by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has recorded $21.5 million in net deferred tax assets at September 30, 1996. The Company has concluded that no valuation allowance is required based on its assessment that current levels of taxable income will be sufficient to realize the tax benefit.(1)

                         LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its operations primarily through cash flows from operations. In addition, under the Company's unsecured bank line of credit, up to $30.0 million is available for working capital. This facility expires in July 1997. No borrowings were outstanding under this line at September 30, 1996.

   The Company's operating activities provided cash of $37 million during the nine month period ended September 30, 1995, compared to $92.4 million in the nine month period ended September 30, 1996. Operating cash flows have increased primarily due to increases in income before non-cash items including depreciation and amortization, and increases in deferred revenue, both of which were partially offset by increases in accounts receivable. From December 31, 1995 to September 30, 1996, accounts receivable increased from $97.8 million to $142.9 million and deferred revenues increased from $96.8 million to $153.1 million. The increase in accounts receivable and deferred revenues resulted from the growth in customer licensing activity and associated deferrals of revenues related to services. The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, accounts receivable days outstanding was 98 days as of September 30, 1995 as compared to 90 days as of September 30, 1996. The improvement in DSO is the result of enhancements to the collection process, increased software leasing and early quarterly closings of contracting activity. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through acceptance) or dates that generally span four to nine months, and revenue generation is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

   During the first nine months of 1995 and 1996, the Company's principal use of cash for investing activities was the purchase of property and equipment. The increase in property and equipment was primarily attributable to purchases of computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements. As of September 30, 1996, the Company had $102.4 million in working capital, including $130.7 million in cash and cash equivalents and $41.9 million in short-term investments, consisting primarily of high quality municipal bonds and tax-advantaged money market instruments. In addition the company had $9.0 million in long term investments, primarily high quality municipal bonds, with a

--------
(1) Forward-looking statement
remaining maturity of greater than one year. Long term investments have increased this year due to a change in the Company's investment policy which allows a portion of its investment portfolio to consist of securities with maturities of up to 18 months. The Company believes that existing cash and short-term investment balances, credit facilities, and potential cash flow from operations will be sufficient to meet its operating cash requirements, including the impact on operations of the acquisition of Red Pepper and PeopleMan, at least through the middle of 1997.(1)

                     FACTORS THAT MAY EFFECT FUTURE RESULTS

   The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may potentially cause a significant impact on the Company's future results of operations. This section should be read in conjunction with: the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report; the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995, contained in the Company's 1995 Annual Report to Stockholders (Form 10-K), and Item 3 - Risk Factors, Ratio of Earnings to Fixed Charges and Other Information, Item 5 - Pro Forma Financial Information, Item 14 - Information with Respect to Registrants Other Than S-2 or S-3 Registrants and Item 17 - Information with Respect to Registrants Other Than S-2 or S-3 Registrants contained in the Company's registration form S-4 filed on October 2, 1996.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

   The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the execution of license agreements (contracting activity) governing the use of the Company's software products booked and shipped in that quarter. Contracting activity is difficult to forecast for a variety of reasons such as:
(i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software product solutions for the customer's overall enterprise, which has increased the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process; (iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, company management, budgetary constraints, or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even subsequent to actual vendor selection; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; and (vii) changes in economic, political and market conditions can adversely impact business opportunities without reasonable notice. In addition, certain license agreements executed during a quarter may not meet the Company's revenue recognition criteria. Consequently, a situation could occur where the Company meets or exceeds its forecast of aggregate contracting activity, but is not able to meet its forecast for license revenues.

   In addition to factors impacting contracting activity, license revenues are difficult to forecast because: (i) the timing of new software product availability to fulfill delivery obligations under both new and existing license agreements is difficult to predict because of the increasing complexity of the Company's software product solutions and underlying technology; (ii) changes in the Company's sales incentive plans have had and may continue to have an unanticipated impact on seasonal business patterns; and (iii) enterprise transactions often involve both software products that are immediately deliverable, as well as software products that are still under development. To the extent the Company enters into a license agreement for the provision of both software product categories, the license agreement and its supporting schedules must contain very precise contractual provisions and terminology to permit any revenue recognition under generally accepted accounting principals. Additionally, changes in levels of consulting activity and the related satisfaction of significant license agreement milestones, as well as seasonality in training revenues which tend to lag license revenues by approximately one quarter, have resulted in variability of service revenues from quarter to quarter.

-----------
(1) Forward-looking statement

OPERATING LEVERAGE

   Consistent with many companies in the software industry, the Company's business model is characterized by a very high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are, therefore, relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Due to the foregoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely effected.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

   Although the Company's 1996 operating budget is based on a material increase in total revenues over the corresponding actual results for 1995, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, effected by such trends in the future. Seasonal patterns of revenue achievement can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies. Historically, PeopleSoft has experienced sequential growth in its contracting activity levels from the quarter ended December 30 to the quarter ended September 30. Based on these historical patterns, the Company believes that the quarter ended December 31, 1996, will have higher levels of contracting activity and related license revenue than the quarter ended September 30, 1996. 1

FUTURE OPERATING RESULTS UNCERTAIN

   Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions effecting the timing of orders from customers and other factors effecting capital spending. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. In addition, the Company continues to evaluate opportunities to enhance and expand its technology and product offerings through potential partnerships, licenses or acquisitions which may, in the short term, negatively impact costs, expenses and earnings per share.

INTERNATIONAL OPERATIONS

   The Company has, and will continue to utilize substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. In order to increase international sales in 1996 and subsequent periods, the Company must continue to expand existing as well as establish additional foreign operations, hire additional personnel, identify suitable locations for sales and service operations, and recruit international distributors and resellers in selected territories. In the event international expansion is not successful, it is likely to have a negative impact on the Company's operating results. In the third quarter of 1996, the Company acquired the net assets and operations of InfoSoft S.A. in Madrid, Spain and established PeopleSoft Iberica, S.L. PeopleSoft Iberica will provide direct sales and support activities in the Mediterranean region. The acquisition was accounted for under the purchase method. The purchase price paid by the Company for this entity was not significant and the Company does not believe this acquisition will have a material impact on the Company's statement of position or results of operations.(1)

   The Company's sales through its foreign operations are generally denominated in each respective subsidiary's functional currency. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuation in the foreign currency transaction as well as translation gains and losses in future periods. In the future, the Company expects to have an increased amount of non-U.S. dollar denominated license agreements and intends to implement hedging programs designed to mitigate the potential adverse impact of exchange rate fluctuations.

---------------------------
1 Forward-looking statement

COMPETITION

   The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors; financial management system, manufacturing management system and HRMS application software vendors; and software tools vendors. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technology factors, enterprise product breadth and individual product features, service reputation, product flexibility, ease of implementation, international product version availability and support, and price.

   In the enterprise application software market, PeopleSoft faces significant competition from SAP and Oracle and to a lesser degree, Dun & Bradstreet Software, Baan Company N.V., Computer Associates International, Inc., and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution, and the availability of localized software products and technical support in key markets outside the United States. Several competitors have significant worldwide presence, larger installed bases, longer operating and product development histories and greater financial, technical and marketing resources than PeopleSoft.

   In the manufacturing software application market, in which PeopleSoft will be competing with its next release, PeopleSoft faces competition from several of its existing competitors such as QAD, Ross Systems and J.D. Edwards and a large number of niche competitors already in the manufacturing market place, including, but not limited to: Numetrix Software, I2 Technologies, Chesapeake Systems, Berclain, Manugistics, Waterloo Manufacturing Software and Caps Logistics.

   PeopleSoft also faces competition from providers of HRMS software providers including Cyborg, Lawson Associates, Integral Systems, Inc., InPower, Incorporated and Ceridian, and from providers of financial management system software products including Hyperion, Computron Software, Inc., Lawson, and other smaller companies. In addition, since June 1992 ADP Inc. ("ADP") and, since August 1995, Shared Medical Systems ("SMS") have the right to sublicense selected PeopleSoft products in competition with PeopleSoft's marketing efforts in selected markets.

   Recent trends in the software industry toward cooperative agreements between competitors and the potential for consolidation of vendors within the industry also create a potential source of competition.

   Intense competition could potentially lead to increased price reductions in the market and by the Company. Price reductions may lead to reduced gross margins and loss of market share by the Company which therefore, could materially adversely effect the Company's business, operating results and financial condition. Therefore, there can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

RELIANCE ON PROPRIETARY SOFTWARE DEVELOPMENT TOOLS

   The Company's software products include a suite of proprietary software development tools known as "PeopleTools," which are fundamental to the effective use of the Company's software products. While no industry standard exists for software development tools, several companies are focused specifically on providing software development tools and are attempting to establish their software development tools as accepted industry standards. In the event that a software product other than the Company's PeopleTools software product becomes the clearly established and widely accepted industry standard, the Company may need to: abandon or modify PeopleTools in favor of such an established standard, may be forced to redesign its software products to operate with such third party's software development tools, or may be faced with the potential sales obstacle of marketing a proprietary software product against other vendors' software products incorporating a standardized software development toolset. Accordingly, in any of these cases, the Company's results of operations could be materially affected in an adverse manner. In addition, Red Pepper applications also include a suite of proprietary software development tools known as "Response Agent Business Modeler," which is proprietary and therefore faces similar risks relative to its proprietary nature should an alternative industry standard become widely accepted.

RELIANCE ON THIRD PARTIES

   A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with businesses which the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of human resource management systems. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. Also, if the Company or its partners are unable to adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommended alternative for integrators who both provide selection advice and generate consulting fees from customers by providing implementation services. Due to the foregoing factors, it is reasonably possible that in a future quarter or quarters the Company's operating results could fall short of the published expectations of certain public market financial analysts.

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

   PeopleSoft's software products can be licensed for use with the following RDBMSs and run on the following operating systems: Centura Software Corporation's ("Centura", formerly Gupta Corporation) SQLBase (OS/2 and NT), IBM's DB2 for MVS/ESA (MVS, using connectivity products from Centura or Sybase, Inc. ("Sybase")), IBM's DB2 for AIX, Informix Corporation's INFORMIX-OnLine Dynamic Server (AIX, Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX, SINIX, IRIX and HP-UX), Microsoft Corporation's ("Microsoft") SQL Server (NT for HRMS products only), Oracle Corporation's ORACLE (VMS, Open VMS, NT and over 10 versions of Unix), and Sybase's System 11 (HP-UX, AIX and Solaris). In addition, the Company is in the process of porting its software products to: IBM's DB2 for AS/400, certain products to Microsoft's SQL Server 6 (NT), and its PeopleTools to Apple Computer Inc.'s ("Apple") native Macintosh family of computers. No assurance can be given concerning the successful development of PeopleSoft software products on these additional platforms, the specific timing of the releases of any future modules, the performance characteristics of PeopleSoft applications on these platforms or their acceptance in the marketplace. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

   During 1996, the Company announced its plans to integrate, over the next several releases, several third party software products into its PeopleTools and core applications products in order to enhance and expand performance, reporting capabilities and self diagnostics. BEA Software's Tuxedo product will be integrated into PeopleTools to allow applications to run on a distributed basis using multi-tiered client/server architecture. Cognos's Powerplay will be bundled to incorporate desktop OLAP capabilities and PeopleSoft run time version of SQA's Robot automated testing product will be integrated to allow improved performance management and monitoring. Integration of these products is complex and no assurance can be made that these efforts will be successful or result in significant product enhancements which will generate incremental revenue for PeopleSoft.

   Software programs as complex as those offered by the Company are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new versions are released. Despite testing by the Company and by third-parties, errors or system performance issues may arise with the possible result of reduced acceptance of the Company's software products in the marketplace. Due to the increasing number of possible combinations of vendor hardware platforms, operating systems and associated updated versions, PeopleSoft application modules, third party software and associated updated versions, and RDBMS platforms and associated updated versions, the effort and expense of developing, testing and maintaining these software product lines in an expanding number of software and hardware combinations will increase. The ability to develop consistent product performance characteristics across all of these combinations could place a significant strain on the Company's development resources and deliverable schedules.

RELIANCE ON SINGLE CLIENT INTERFACE

   At the present time, the Company supports client (workstation) platforms exclusively utilizing Microsoft's Windows software products, including Windows 3.1, Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of PeopleSoft's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be adversely effected. If a new user interface software product, such as an Internet browser, were to gain broad acceptance in the marketplace, there can be no assurance PeopleSoft's architecture would be compatible with such an interface. In addition, as the Company expands its software product offerings into new vertical markets, the dependency on Microsoft's Windows technology may adversely impact the Company's ability to successfully compete in those markets. For example, failure to support Apple's Macintosh platform could adversely effect PeopleSoft's ability to compete in the higher education market. No assurance can be given concerning the Company's successful development of and support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

RELIANCE ON JOINT BUSINESS ARRANGEMENT

   PeopleSoft has entered into a separate development arrangement ("Development Arrangement") for the purpose of developing a line of student administration software applications (See Note 7 of the "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1995). Under this Development Arrangement, PeopleSoft is the exclusive remarketer of the developed software products and pays a royalty to the development entities based on license fees received from end user licenses of these software products. While the intent of the Development Arrangement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should the Development Arrangement require additional funds to complete development or enhance the software product, there can be no assurance that funds will be available on terms acceptable to the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such acquisition would be accounted for using the purchase method which is likely to result in a charge to earnings for in-process technology which would be recorded to the Statement of Operations in the period such acquisition was completed or the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations.

ACQUISITION OF PEOPLEMAN L.P. AND  PEOPLESOFT MANUFACTURING, INC

   On October 22, 1996 the Company announced that it plans to acquire the other outstanding equity interests in PeopleMan L.P. and PeopleSoft Manufacturing, Inc., a joint development venture and its general partner, respectively. The joint development venture was founded for the purpose of developing a line of manufacturing software applications. This transaction will be accounted for under the purchase method with a purchase price of approximately $28.5 million in a combination of stock, stock options, and other consideration. The acquisition will result in a one-time charge to earnings for in-process technology representing a substantial portion of the purchase price in the quarter ending December 31, 1996.

APPLICATION SECURITY ARCHITECTURE

   The Company's application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. To date, the Company is not aware of any violations of its application security architecture within its installed base. The Company has developed a security architecture utilizing the capabilities of its own applications, the client operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third party security products. Although these security features are subject to constant review and enhancement, no assurances can be given concerning the successful implementation of these security features and their effectiveness within a particular customer's operating environment. Should a breach of security be suspected or occur, the accompanying publicity or any subsequent claims against the Company could have an adverse impact on the demand for the Company's software products, the market price of the Company's stock and/or the Company's financial results due to lost or delayed closing of software product licensing opportunities.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

   The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark, trade secret laws and other measures to protect its proprietary information. The Company received its first patent in 1995, its second patent in the first quarter of 1996 and has one additional patent application pending. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Additionally, many customers are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use PeopleTools source code solely for their internal provision of maintenance services. This possible access to PeopleTools source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

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

PRODUCT LIABILITY

   The Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be valid as a result of federal, state, local laws, local ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications create a potential risk in the event such a claim was successfully pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of such software products may increase PeopleSoft's exposure to product liability claims against the Company.

GROWTH IN OPERATIONS

   The Company has experienced an extended period of significant revenue growth, growth in the Company's customer base, expansion of its software product lines and supported platforms, a significant increase in the number of its employees, heightened pressure on the viability and scope of its operating and financial systems and expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources, including its services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve the speed and quality of its information decision systems, management decisions, reporting systems, procedures and controls. There can be no assurance that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations.

KEY PERSONNEL

   PeopleSoft believes that its continued success and the success of its recent merger and acquisition activity will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. The loss of services of one or more of the Company' key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company continues to hire a significant number of additional sales, service and technical personnel. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within various desired geographic locations. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software.

EXPANSION OF FACILITIES

   The Company has expanded and plans to continue to significantly expand the number of employees at its corporate headquarters location in Pleasanton, California. The Company acquired a building in 1995 to address office space needs; however, the space is partially occupied by existing tenants and may not be available rapidly enough to meet the Company's growth. Thus, alternative office space is required to address planned expansion. The commercial real estate market in the Tri-Valley area is constrained by the extremely low rate of new commercial real estate development over the past several years with increased economic growth and increased demand for office space which makes obtaining additional quality office space increasingly difficult. The Company is in the process of attempting to locate and contract for additional space; however, there can be no assurance that the Company will be able to secure local facilities. Additionally, if local facilities are obtained, it is not certain that reasonable terms or acceptable financing arrangements will be attained. Failure to obtain local facilities, under commercially reasonable terms, may result in lower employee productivity, constrained hiring plans or increased facility charges which could adversely impact the Company's business and operating results.

VOLATILITY OF STOCK PRICE

    As is frequently the case with stock of high technology companies, the market price of the PeopleSoft stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations or the introduction of new products by PeopleSoft or its competitors, macroeconomic conditions in the computer hardware and software industries generally, and disposition of substantial amounts of common stock may have a significant impact on the market price of the stock of PeopleSoft. In addition, if revenue or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate impact on PeopleSoft's stock price. The Company has just completed the acquisition of Red Pepper Software for 2.7 million shares of PeopleSoft common stock and the assumption of 299,379 options to purchase PeopleSoft common stock, which may be disposed of from time to time on the open market. Also, the Company has outstanding warrants to purchase 2,000,000 shares of PeopleSoft common stock which currently have exercise prices below the current market price. The exercise of these warrants and resale of the underlying shares could adversely affect the market price of the Company's common stock. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies which, on occasion, have been unrelated to the operating performance of these companies. These broad market fluctuations may materially affect the market price of the stock of PeopleSoft.

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

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
         The Company is not party to any legal proceeding which would have a material impact on the Company, its operations or financial results.
Item 2.  Change in Securities
         None
Item 3.  Defaults on Senior Securities
         None
Item 4.  Submission of Matters to a Vote of Security Holders
         None
Item 5.  Other Information
         None
Item 6.  Exhibits and Reports on Form 8 - K
         (a) Exhibits
                  27 Financial Data Schedule
         (b)      Reports on Form 8 - K
             No reports on Form 8 - K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13, 1996

                                  PEOPLESOFT, INC.



                                  By: /s/ RONALD E. F. CODD
                                     ------------------------------------------
                                  Ronald E. F. Codd
                                  Senior Vice President of Finance and
                                  Administration and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS

             EXHIBIT #                  EXHIBIT TITLE
                 27                 Financial Data Schedule