Form 10-K
period 1996-12-31
PEOPLESOFT INC
filed 1997-03-31
CIK 875570

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

____X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-20710

                                PEOPLESOFT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                         Delaware                                              68-0137069
                     (STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                                      ORGANIZATION)

                           4440 Rosewood Drive, Pleasanton, CA                                   94588
                         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

      Registrant's telephone number, including area code:  (510) 225-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                         Name of each exchange
                                   Title of each class                                     on which registered
                                  -------------------                                     -------------------
                                          None                                                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X          No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 14, 1997 as reported on the NASDAQ National Market, was approximately $2.0 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 1997, Registrant had 108,502,679 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held May 27, 1997 are incorporated by reference in Part III of this Form 10-K Report.

=============================================================================

References in this Report to the "Company" or "PeopleSoft" refer to PeopleSoft, Inc. which was incorporated in Delaware in 1987. PeopleSoft, PeopleTools, PeopleCode, the PeopleSoft logo, and PS/nVision are registered trademarks of the Company. In addition, Red Pepper, and the Red Pepper logo are trademarks of the Company. This report also contains other companies' trademarks. References to beta versions of software products refer to software products delivered to select customers for testing or evaluation prior to the general commercial release of such software products.

                                     PART I





ITEM 1.  BUSINESS

   This Business section and other parts of this Form 10K contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

         PeopleSoft designs, develops, markets and supports a family of enterprise client/server application software products for use throughout large and medium sized organizations, including corporations worldwide, and higher education institutions and federal, state, provincial and local government agencies in North America. The Company designed its software products specifically for the client/server model of computing and believes that its architecture is among the most flexible available for enterprise level applications software. The Company's strategy is to offer comprehensive enterprise application software solutions to a variety of industries with best-in-class software products utilized in a wide variety of cross-industry solutions. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop, and a wide variety of popular relational database management systems ("RDBMS") operating systems and hardware platforms choices on the server, making its software solutions among the most flexible, scaleable and portable in the application software industry. The software products run on the NT, OS400, MVS, VMS and various UNIX operating systems (see further details under "Related Database Management Systems" below) utilizing RDBMSs from vendors such as Oracle Corporation ("Oracle"), IBM, Informix Corporation ("Informix"), Sybase, Inc. ("Sybase"), Microsoft Corporation ("Microsoft") and Centura Software Corporation ("Centura"),. The software products operate on a wide range of hardware platforms, including IBM Mainframes, UNIX-based computers from Digital Equipment Corporation ("Digital"), Hewlett Packard Corporation ("HP"), IBM, Sun Microsystems, Inc. ("Sun"), Sequent Computer Systems, Inc. ("Sequent") and others, and Intel based servers running Windows NT. The software products have been developed using PeopleTools, the Company's integrated rapid application development toolset which is delivered to customers along with the application software products to facilitate end user modification and customization.

         PeopleSoft was incorporated in Delaware in August 1987 and initially shipped its first software product suite, a Human Resource Management System ("HRMS") in December 1988. In 1992, PeopleSoft introduced the first of a series of Financial Management and Accounting System software products, and has since introduced a suite of Distribution Management products, a suite of Manufacturing products, a suite of Public Sector Financial Management products, additional Human Resource and Financial Management software products, and has tailored portions of its HRMS for the US Federal government marketplace. In addition, in October 1996, the Company acquired Red Pepper Software Company ("Red Pepper"), a leader in the emerging supply chain management systems market. The acquisition furthers PeopleSoft's best-in-class strategy by adding significant expertise in the area of supply chain management, a key differentiator in the market. PeopleSoft's Red Pepper family of intelligent planning and scheduling solutions enables manufacturers to respond rapidly to customers needs while minimizing supply chain costs. Red Pepper technology is embedded in certain PeopleSoft Manufacturing software products and is also sold separately for integration into customer environments that incorporate enterprise resource planning ("ERP"), material requirement planning ("MRP") and demand requirement planning ("DRP") products from other vendors.

SOFTWARE PRODUCT ARCHITECTURE

         PeopleSoft's software products are based on a scaleable, multi-tiered, client/server architecture. The Company believes that its architecture provides the system performance required for business transactions, reduce overall system costs and facilitate faster, easier and less expensive implementations of the initial system as well as subsequent upgrades. In addition to the advantage of a pure client/server architecture, the PeopleSoft solution offers a number of other important features. PeopleSoft applications are designed for ease of use, are integrated with the Microsoft Windows family of products and are compatible with personal productivity applications such as word processors and spreadsheets. PeopleSoft software products are also designed specifically for use with RDBMSs, which offer power and functionality superior to flat files, hierarchical, or other non-relational databases that are generally used with legacy software applications. The Company's software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, PeopleSoft software products are portable across major RDBMS software and server hardware platforms. The Company believes that the intuitive design of its software products reduce end-user training requirements and allow end-users and decision makers increased access to critical data not always readily available to them with legacy systems.

CLIENT/SERVER ARCHITECTURE

         Under the Company's multi-tiered client/server architecture, user intensive functions such as presentation and interactive application logic, as well as data intensive application processing logic and database management functions may be distributed or concentrated between single or multiple clients and servers. For example, under a distributed function model of cooperative processing, application logic related to online user interaction, and user presentation are resident on the client, and the underlying database management functions are located on the server, thereby optimizing the utilization of computing resources on the network. Certain other application logic, including high volume data manipulation and other batch mode processes, are transferable, and, based on user defined run-time specifications, can be run on either the client, an application server or the database server. The design and flexibility of this architecture also significantly enhances: (i) the portability of the Company's software across a broad range of hardware platforms; and (ii) the scalability of PeopleSoft's applications which allows customers to maximize the value of their information technology investments by downsizing, rightsizing or expanding their computing environments with minimal disruption. With the availability of Release 6 in the fourth quarter of 1996, the Company's application products now can take advantage of messaging using remote calls ("RC") which facilitate real-time initiation of certain application logic routines on an application server or database server machine.

PEOPLETOOLS

         Today's users are demanding system solutions that address specific business needs, are quickly adaptable to changing information requirements and provide for ease of access to information. PeopleSoft addresses this need by providing PeopleTools, a set of integrated development and reporting tools including: (i) Development tools for use by business process or system analysts to rapidly design and deploy custom modifications; (ii) Administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft's applications; (iii) Reporting and Analysis tools for use by application users to easily access, summarize and analyze information; and (iv) PeopleSoft Workflow for use by business process analysts and application users to automate business processes in a paperless environment. PeopleTools continues to be used by the Company to develop most of its application software products. Unique features and functions which PeopleTools provides include effective date capabilities, extensive security at both a user and object level, and a tree editor for managing hierarchical relationships among data elements. PeopleTools is used to build and modify data tables, design and customize user interface windows, modify user pull-down menus, define security privileges of individual users and operator access to system objects, define and build workflow based processes, and facilitate data importation from other systems into PeopleSoft applications. PeopleTools simplifies system customization and implementation and reduces the time and cost of implementing the system. Upgrades to new releases are simplified with a tool which provides an automated comparison of the customer's customized systems to base level systems, and helps define how to install new releases. In addition, PeopleTools provides customers with significant flexibility to modify their systems quickly and inexpensively, so that internal maintenance costs can be reduced significantly.

RELATIONAL DATABASE MANAGEMENT SYSTEMS

         By utilizing relational databases and designing the system from the ground up, the Company has been able to develop integrated software products with fully normalized data structures. A fully integrated system provides convenient access to shared data such as department tables, tax rates and organization charts, without requiring users to maintain this information redundantly. Collecting and capturing information once ensures that all data is consistent, readily available and easier to maintain. Through adherence to ANSI Structured Query Language ("SQL"), the industry standard data manipulation language for RDBMSs, and other relational database standards, the Company's software products are available in a range of environments. PeopleSoft's software products can be licensed for use with the following RDBMSs and run on the following operating systems: Centura's SQLBase (Windows 95 single user version only and NT), IBM's DB2 (MVS/ESA using connectivity products from IBM, Centura or Sybase, and separately on AIX and OS/400), Informix's INFORMIX-OnLine Dynamic Server (AIX,

Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX, DC/Osx, IRIX, SCO Open Server, Reliant Unix, NT, SGI and HP-UX), Microsoft SQL Server NT version 6.5, Oracle's Oracle (NT and over 10 versions of Unix), and Sybase's System 11 (Digital Unix, HP-UX, AIX and Solaris). If the customer decides to switch to other PeopleSoft supported RDBMS or hardware platforms, user disruption is usually minimized because only the "back-end" database changes, while the "front-end" application remains the same. In addition, the Company is in the process of porting its PeopleTools to Apple Computer, Inc.'s ("Apple") native Macintosh family of computers. No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace.

         Not all software products or release versions of the Company's software products are currently available on all of the above platforms. The Company expects to continue expanding platform availability to address general marketplace demand. Presently, releases or new software products are initially introduced on Oracle with a subsequent release supporting other RDBMS versions. As a result of the complexities inherent in the DB2 environment and the performance demanded by customers in the DB2 environment, the DB2 version requires more lengthy development and testing periods to achieve market acceptance. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

GRAPHICAL USER INTERFACE

         All PeopleSoft software products share a common graphical user interface ("GUI") based on Microsoft's Windows family of products, which provides a consistent "look and feel" to the Company's applications, including similar pull down menus, error handling, system navigation and point-and-click mouse-driven functionality. PeopleSoft release 6 operates exclusively in a 32-bit architecture on Windows 95 and NT; but earlier versions are also compatible with 16-bit architectures including Windows 3.1. The intuitive nature of GUI-based systems increases productivity and reduces user training requirements. The GUI's ease of use encourages non-technical users to utilize the information system capabilities more fully. In addition, the GUI allows users to integrate enterprise applications and data with other Microsoft Windows-based desktop applications. For example, customers can easily query the system and download data into either a word processing document or a spreadsheet. By leveraging the public's widespread familiarity with personal computers ("PC"), previously difficult access to enterprise information is readily available to the casual employee user, resulting in potentially significant improvements in employee productivity.

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


ELECTRONIC COMMERCE

         PeopleSoft's Release 6 includes an enhanced application interface that facilitates the integration of PeopleSoft applications with the World Wide Web, the Internet, extranets and intranets. Electronic Data Interchange ("EDI") is supported by the EDI Manager feature to handle transactions based on EDI documents utilizing standard X-12 and EDIFACT formats. The transactions can be passed over the Internet or private extranets. The Message Agent feature allows initiation of PeopleSoft transactions from sources such as electronic forms, electronic mail, Interactive Voice Response ("IVR") systems, touch screen information kiosks and Web browsers. In addition, the Message Agent allows initiation of PeopleSoft transactions through Web based applications such as those from Edify, Seeker Software and Talx or by utilizing Web based tools from PeopleSoft partners OneWave, Inc. and NetDynamics.

APPLICATION SOFTWARE PRODUCTS

       At December 31, 1996, PeopleSoft's commercially available application software products include PeopleSoft HRMS 6, PeopleSoft Financials 6, PeopleSoft Financials for Public Sector 5.1, PeopleSoft Distribution 6, PeopleSoft Manufacturing 6, PeopleSoft HRMS for the Federal Government 5.1 and PeopleTools 6. Listed below are the commercially available and beta software products for the following software product lines:



 HRMS                   FINANCIALS        DISTRIBUTION         MANUFACTURING         SUPPLY CHAIN OPTIMIZATION
--------------------------------------------------------------------------------------------------------------
 Human Resources        General Ledger    Purchasing           Bills and Routings    Red Pepper Enterprise

 Benefits                                                                            Planning

 Administration         Receivables       Inventory            Production Planning   Red Pepper Order
                                                                                     Promising

 FSA Administration     Payables          Order Management     Production            Red Pepper Production
                                                               Management            Planning

 Payroll                Asset             Billing              Cost Management
                        Management

 Payroll Interface      Projects          Enterprise           Engineering *
                                          Planning

 Pension                Budgets           Product
 Administration                           Configurator *

 Time and Labor         Treasury *

                        Expenses *

      * in beta release


         Release 6 software products have been enhanced to include many global features and functions and development is underway to provide translated releases for a variety of languages including: French, German, Spanish, Canadian French, Canadian English, UK English, International English, Japanese (Kanji), Dutch, and Portuguese (for the Brazilian marketplace). The Company intends to continue to enhance its software products through new releases, including extending global functionality throughout its core software products and updating current country-specific and non-English language releases of its applications.

         Application software products currently under development and planned for future release include: Payroll and Payroll Interface applications of PeopleSoft HRMS for the Federal Government, PeopleSoft HRMS for the Public Sector, and PeopleSoft Student Administration. The PeopleSoft Student Administration system (Admissions/Recruitment, Financial Aid, Student Records, Academic Advisement, Student Financials and Campus Community) is under a joint development arrangement, as further described under " Software Product Development" and Note 7 to the Consolidated Financial Statements. The following new enterprise software products are currently in beta release:
Expenses, Treasury, Product Configurator and Engineering. No assurance can be given concerning the successful development of enhancements or new modules, the specific timing of completing new releases or new features of software products or the level of their acceptance in the marketplace.

         The Company's software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, the Company licenses its software products solely for the customer's internal operations. License fees for the Company's software products are a function of the particular combination of PeopleSoft software products chosen and, the number of employees for HRMS products or revenues of the licensing entity for Financial, Distribution and Manufacturing software products and the number of named users for various PeopleSoft and third party workstation based software tools. All RDBMS platforms are priced the same except for DB2 mainframe versions, which have a higher price. The following range of individual software product license fees include a single copy of the software, system and user documentation, one year of software product maintenance, a one-year software product warranty, limited installation support and limited software product training. Current list prices for license fees for a company with 1,500 employees and revenues of $375 million, can range as follows:



                          HRMS                FINANCIALS           DISTRIBUTION          MANUFACTURING
                          ----                ----------           ------------          -------------
 Mainframe          $36,000-144,000       $108,000-304,000       $162,000-387,000      $108,000-387,000
 Other servers      $30,000-120,000        $90,000-254,000       $135,000-322,000       $90,000-322,000

       These prices are subject to upward adjustments on an annual basis in the event the licensee's employee base or revenue base increase beyond certain ranges.

       Prices for PeopleSoft's Red Pepper software products are based on the revenues of the licensing entity, beginning at $485,000 for the first server with additional servers priced at 30% of the first server.

         The Company also offers PeopleTools to PeopleSoft customers who are interested in developing their own custom, internal client/server business applications. License fees for PeopleTools are a function of the number of licensed users, and such fees start at $45,000. The contractual terms of PeopleTools licenses are similar to those for other PeopleSoft applications and generally do not restrict the customer's internal use of PeopleTools.

PEOPLESOFT APPLICATION PRODUCTS - HUMAN RESOURCE MANAGEMENT SYSTEM  (HRMS)

       The Company's license revenues from the PeopleSoft HRMS software products were 77%, 62%, and 55% of total license revenue for the years ended December 31, 1994, 1995, 1996, respectively. PeopleSoft HRMS 6 is a family of fully integrated human resource management application software products available for a variety of industries. Release 6 HRMS software products which are currently commercially available include: Human Resources, Benefits Administration, FSA Administration, Payroll, Payroll Interface, Time and Labor and Pension Administration. A brief summary of each software products follows:

       PEOPLESOFT HUMAN RESOURCES. The base human resources software product provides support for the human resource function, including personnel administration (employee biographical information and record keeping), recruitment, position management, training and development, health and safety, skills inventory, career planning, affirmative action planning, COBRA administration and EEO reporting. This software product also contains capabilities to perform discrimination testing, individual plan enrollment panels, and reference tables to define benefit programs and plans. Additional features include: globalization for managing operations and requirements specific to a country or region, competency management for identifying and analyzing job skills or competencies associated with individuals, jobs, teams and positions and variable compensation to align the workforce with strategic business objectives, including the administration and tracking of various types of incentive compensation plans. With this foundation as a building block, the following software products can be added to expand the range of system capabilities.

         PEOPLESOFT BENEFITS ADMINISTRATION. The benefits administration software product provides the capabilities required to support daily benefits administration activities and is an important management tool for controlling costs as well as complying with government regulations. This software product supports both flexible and non-flexible benefits programs that require complex eligibility checking, open enrollment processing, and other automatic enrollment processing capabilities. This software product also provides for user-defined benefit eligibility criteria, enrollment rules and flexible credit calculations as well as voice- activated open enrollment and event maintenance. Features include: a COBRA administration process to more fully automate compliance, benefits billing, family medical leave act administration, multiple job eligibility and coverage calculations, and retroactive benefit/deduction calculations.

       PEOPLESOFT FSA ADMINISTRATION. The flexible spending account administration ("FSA") software product provides a comprehensive flexible benefits software solution for companies that offer "cafeteria" benefits plans. The FSA software product includes capabilities for FSA claims tracking and processing, extensive editing to ensure that funds are available and that duplicate claims are not processed and support for check preparation for reimbursements.

         PEOPLESOFT PAYROLL. The payroll software product provides a full in-house payroll administration and production facility. This application processes payroll calculations, check printing, tax reporting, deduction and benefit calculations, and has comprehensive audit trail and reporting capabilities. Features include: Fair Labor Standards Act overtime calculations, retroactive pay calculations, online-interactive manual checks, prior period rates, company transfers and complete payroll tax processing information.

         PEOPLESOFT PAYROLL INTERFACE. This software product provides a bridge between the PeopleSoft HRMS data and third party payroll systems for those companies that use their own payroll system or a payroll service bureau. This interface provides a subset of the capabilities of PeopleSoft Payroll along with enhanced with import facilities.

         PEOPLESOFT PENSION ADMINISTRATION. This software product automates pension administration functions from benefit plan administration to employee communication and retirement calculations for defined benefit plans. PeopleSoft Pension Administration streamlines operations regardless of the number of plans or complexity of the structure.

         PEOPLESOFT TIME AND LABOR. This software product enables easy and consistent recording in a single repository of the details of employee's daily work. PeopleSoft Time and Labor supports a variety of business functions, such as compensation, cost accounting, and organization administration. It also enables an organization's recording of any information that can be attributed to an individual employee and expressed in hours.

       In addition to the above software products, the Company has extended the functionality of PeopleSoft HRMS through the integration of numerous third party software products including a resume reader from Restrac, tax reporting and filing from Federal Liaison Services and interactive voice processing of benefit, time and personal payroll-related information from TALX Corporation.

PEOPLESOFT APPLICATION PRODUCTS - FINANCIAL MANAGEMENT SYSTEMS

       For the years ended December 31, 1994, 1995 and 1996, the Company's financial, distribution and manufacturing software products accounted for approximately 20%, 35% and 43% of license revenue, respectively. PeopleSoft Financials is a family of fully integrated financial management system products available for a variety of industries. Release 6 Financials software products which are currently commercially available include: General Ledger, Receivables, Payables, Asset Management, Projects and Budgets. Treasury and Expenses are currently in beta release. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. A brief summary of each software product follows:

       PEOPLESOFT GENERAL LEDGER. The general ledger software product provides financial analysis, flexible management reporting, general ledger accounting and consolidations that enable the user to collect and report financial information based on the organization's unique requirements. Features include: unlimited charts of account (ChartFields) with alternate account codes available to support multinational statutory requirements, unlimited ledger versions (multibooks) allowing transaction level data capture in an unlimited number of currencies, gross and net debit and credit balances, currency precision to 15.3 digits, automatic generation of cross-currency exchange rates, customer-defined ledgers, graphical "tree" maintenance of ChartField elements, flexible calendars, dynamic budgeting, automated journal entry, multi-currency capabilities, automated allocations processing and intercompany journal entries

       PEOPLESOFT RECEIVABLES. The receivables software product manages the receipt of customer payments, and is designed to improve the organization's ability to collect payments in a timely fashion. Features include: automatic assessment of a customer's payment habits, generation of dunning letters, value-added tax ("VAT") processing, automatic tape lock box processing for electronic processing of high-volume transactions and cash position projections.

       PEOPLESOFT PAYABLES. The payables software product provides comprehensive accounts payable and cash management functions. Features include: the support of multiple currencies, flexible payment policies, VAT and Goods and Services Tax ("GST") processing, automated three-way matching of receiving including evaluated receipt settlement ("ERS"), integration with PeopleSoft Asset Management and Purchasing to track asset acquisitions, invoice and purchase order data, recurring vendor contracts, express checks, workflow approval for vouchers and cash requirements analysis and planning.

       PEOPLESOFT ASSET MANAGEMENT. The asset management software product manages the acquisition, maintenance, transfer, depreciation and retirement of fixed assets and tax compliance. Features include: asset tracking, maintenance and insurance tracking, flexible depreciation accounting for book and tax purposes, what-if depreciation modeling, and integration with PeopleSoft Payables and Purchasing .

       PEOPLESOFT PROJECTS. The projects software product integrates operational and financial functions, allowing users to perform a variety of tasks, from managing complex capital projects to calculating revenue for billable projects. This software product was developed with input from experts from a wide range of industries including the utilities, aerospace, health care, education, mining and engineering.

       PEOPLESOFT BUDGETS. The budgeting software product integrates all aspects of the budgeting process, combining spreadsheets, workflow processing and PeopleSoft reporting and query tools into a centralized budgeting solution. Features include automatic routing, flexible levels of budget detail, access to data from other applications, access to historical data, flexible time spans, status monitoring and reports tailored to user requirements.

       PEOPLESOFT TREASURY (BETA RELEASE). The treasury software product provides a comprehensive and flexible toolset for control over corporate treasury functions. Features include: flexible cash management, front office functions such as: deal capture, deal modeling, market monitoring and management reporting, position management, and in-house bank administration.

       PEOPLESOFT EXPENSES (BETA RELEASE). The expenses software product integrates all aspects of the travel and entertainment reimbursement process providing tight control over expense management processing while enabling timely and efficient employee reimbursement. Features include: the flexibility to enable travelers to use their own PCs to enter expense reports outside of the network and then submit them for approval and processing later, direct input from credit card companies, or centralized input of employee receipts submitted by travelers. This software can be integrated with the General Ledger and Payables for reporting and disbursements and will contain workflow capabilities for review and approval.

PEOPLESOFT APPLICATION PRODUCTS - DISTRIBUTION

       PeopleSoft Distribution is a family of fully integrated distribution software products providing optimum materials and supply chain management.
From materials procurement through complex outbound logistics, PeopleSoft Distribution uses the latest technology for the supply chain and to streamline business processes. Release 6 Distribution software products which are currently commercially available for the commercial sector are: Purchasing, Inventory, Billing, Order Management and Enterprise Planning. PeopleSoft Product Configurator is in beta release. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. A brief summary of each software product follows:

       PEOPLESOFT PURCHASING. The purchasing software product automates requisitioning, purchasing and receiving of raw materials, supplies, services, products and assets, streamlines purchasing functions through on-line requisitioning, automated sourcing, and application integration and enables buyers to manage vendor selection and ongoing contracts more efficiently and cost effectively. Features include: simplified paperless receiving which also supports advanced shipment notifications ("ASN") via EDI, payment generation without invoices using evaluated receipt settlement, and automatic receipt requisitions from third party form providers.

       PEOPLESOFT INVENTORY. The inventory software product provides the ability to efficiently store and issue stock in response to changing demands, accurately track the movement of stock on a realtime basis, and automatically replenish stock as needed. Features include inventory set up based on organizational structures, costing and valuation management, warehousing space and stock management, schedule replenishment and distribution, inventory time levels maintenance, material put away management, fulfillment of orders, item identification, l, lot and serial number tracking, local planning and reporting on inventory data.

       PEOPLESOFT BILLING. The billing software product offers a flexible, modular approach for managing billing and adjustments, processing sales taxes, generating invoices, and creating account distributions. Organizations can create an enterprise-wide billing information repository, streamline the billing process, and customize billing requirements. The unique modular approach opens PeopleSoft Billing to allow the billing process to be driven by any number of PeopleSoft and non-PeopleSoft billing sources. Features include: integration with PeopleSoft General Ledger and Order Management, ChartField combination edits, support of Canadian sales and use taxes and automated RMA credit generation.

       PEOPLESOFT ORDER MANAGEMENT. The order management software product handles the complete range of order processing requirements. Features include: rapid online order entry, alternative order entry methods, workflow, EDI, electronic forms, multimedia attachments, online ATP, quotation processing, alternate product lists, credit card enabling that is integrated with PeopleSoft Billing, flexible pricing and commissions, and contract management.

       PEOPLESOFT ENTERPRISE PLANNING. The enterprise planning software product addresses all demands and constraints in the supply chain and quickly creates deployment plans to satisfy this demand. It offers realtime aggregate planning and scheduling, product availability and what-if analysis. Features include: automated transfer orders, alternate sourcing logic, integration with PeopleSoft Bills and Routings, time fences and filters and the ability to define and load different forecast releases. This software product incorporates Red Pepper Enterprise Planning capabilities.

       PEOPLESOFT PRODUCT CONFIGURATOR (BETA RELEASE). The configurator software product, currently in beta release, is a highly efficient solution to selling, producing and tracking individually configured products in a make-to-order or assemble-to-order environment. Features include: built-in rules types to prompt and validate order entry, price and cost items based on order data, calculation of ship dates, sales order to workorder tracking and creation and tracking inventory lots of configured products.

PEOPLESOFT APPLICATION PRODUCTS - MANUFACTURING

       The first general release of PeopleSoft Manufacturing, Release 6, became commercially available in December 1996. PeopleSoft Manufacturing is a family of fully integrated software products designed for discrete manufacturers. Release 6 Manufacturing software products which are commercially available include: Bills and Routing, Production Planning, Production Management and Cost Management. PeopleSoft Engineering is currently in beta release. In addition, PeopleSoft's Red Pepper software product line includes optimization systems for supply chain planning, sales order promising and plant level operations. Three applications are commercially available in Red Pepper Release 2.5: Red Pepper Enterprise Planning, Red Pepper Order Promising and Red Pepper Production Planning. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. A brief summary of each software product follows:

       PEOPLESOFT BILLS AND ROUTINGS. The bills and routings software product provides all the features and functionality required to dynamically maintain complex bills of material ("BOM"), resources, work centers and routings. Features include: tight integration with PeopleSoft Engineering enabling BOM transfers, integration with engineering change orders ("ECO") as well as interfaces to PeopleSoft Production Planning and Enterprise Planning software products.

         PEOPLESOFT PRODUCTION PLANNING. The production planning software product offers an advanced planning and scheduling system that enables simultaneous, real-time optimization of plant-wide procurement and production. Features include: automatic purchase orders and production orders, automatic application of rescheduling messages for production orders which will remove the manual effort necessary to reschedule or cancel orders from planners, integration with PeopleSoft Production Management, net changes for DataLink process which allows for the overlay of new changes in the transactional database on top of existing production plans which reduces the time required to generate the transactional model, aggregate work center capacity requirements enabling the capture of capacity information, by time or unit, at an aggregate level, and the scheduling of work centers for a specific percentage of utilization. This software product incorporates Red Pepper Production Planning technology.

         PEOPLESOFT PRODUCTION MANAGEMENT. The production management software product synchronizes planning and execution throughout the enterprise. Features include: assignment of serial and lot numbers when recording completions for assemblies and subassemblies, tracking of components by serial and lot number in work in process ("WIP"), automatic conversion of planned orders to production, automatic conversion of configured orders to production, production maintenance through PS/nVision, rework production, production cancellations and production document, component, operation and dispatch lists and production replenishment.

         PEOPLESOFT COST MANAGEMENT. The Cost Management software product provides control and flexibility to manage costs throughout the supply chain. This software product focuses on inventory accounting for specific locations. Features include: definition of inventory accounts for storage and production areas, the association of raw materials, WIP, and finished goods accounts with storage locations, the ability to debit or credit storage accounts as material moves throughout the enterprise, complete purchase price variance analysis, variance reporting for actual labor and machine time, rework cost analysis and reporting of storage and WIP inventory values by account to assist the reconciliation of perpetual inventory records to general ledger balances.

          PEOPLESOFT ENGINEERING (BETA RELEASE). The engineering software product, currently in second generation beta release, provides the ability to manage product introduction and change processes throughout the enterprise. Features include: creation of engineering change requests ("ECR") and ECO with change process support, seamless document management integration, integration with PeopleSoft Cost Management and Bills and Routings and what-if modeling in a non-production environment called the "Engineering Sandbox".

         PEOPLESOFT'S RED PEPPER SOFTWARE PRODUCTS. PeopleSoft's Red Pepper best-in-class supply chain optimization applications are provided for users of Oracle, SAP AG ("SAP"), The Baan Company N.V. ("Baan"), J. D. Edwards, QAD, Marcam and SSA applications. ERP, second generation MRP and DRP systems can be optimized and modernized to enable responsiveness to changing demand and resource availability. ERP systems provide the transactional infrastructure upon which the Red Pepper software products can simultaneously optimize on many different business objectives. Customer orders, bills of material, purchase orders, forecasts and other information are all stored and maintained in ERP systems. The DataBridge seamlessly integrates with these ERP systems to ensure that Red Pepper software products remain current. The DataBridge enables Red Pepper to integrate with virtually any ERP or MRP system, whether client/server or legacy. The Red Pepper client is a Microsoft Windows 95 and NT application that incorporates many familiar user interface standards and can be used in conjunction with desktop productivity tools such as Microsoft Word, Excel and e-mail.

         RED PEPPER ENTERPRISE PLANNING. This application allows the modeling of the entire supply chain and create optimal sourcing plans in real-time. PeopleSoft has embedded this technology in its Enterprise Planning product.

         RED PEPPER ORDER PROMISING. This application allows for promising sales order delivery dates for customers in real-time. It considers all the constraints in the supply chain including capacity. PeopleSoft intends to embed this technology in its Order Management application in Release 7. No assurance can be given concerning the success of development efforts to embed this technology into PeopleSoft Order Management, the specific timing of completing it, or the level of its acceptance in the marketplace.

         RED PEPPER PRODUCTION PLANNING. This application creates optimal plans and schedules in a manufacturing facility. PeopleSoft has embedded this technology in its Production Planning application to replace traditional master scheduling, material and capacity requirements planning.

PEOPLESOFT APPLICATION DEVELOPMENT AND PRODUCTIVITY TOOLS - PEOPLETOOLS

         The Company includes a restricted use license to PeopleTools with each PeopleSoft application software product licensed. PeopleTools 6 includes the following application development tools:

   DEVELOPMENT TOOLS: Business process analysts use the following tools to design and prototype custom modifications:

         DATA DESIGNER. Data Designer is used to build new table definitions, to add, drop or modify fields in existing tables and to facilitate field editing. In addition, Data Designer includes PeopleCode, a programming language similar to Visual Basic which is used for custom field-level calculations, edits, defaults and processing routines which minimizes complex coding inherent with standard computer languages.

         PANEL DESIGNER. Panel Designer is used to build or modify GUI-based query and data entry screens.

         MENU DESIGNER. Menu Designer is used to build or modify application windows and pull-down menus in a graphical user interface environment.

         OBJECT SECURITY. Object Security allows read or modification access to individual objects and groups of objects, including tables, panels, menus or tree structures.

         APPLICATION REVIEWER. Application Reviewer works as a debugger to help systems analysts perform problem identification and resolution prior to placing a modified system into production.

         APPLICATION PROCESSOR. Application Processor builds panels from stored application objects. An image of the objects in memory is written to local storage for reuse, but is automatically updated if changed on the server.

   ADMINISTRATION TOOLS: Information systems managers and support staff use the following tools to improve the efficiency of implementing, operating and upgrading PeopleSoft's software applications:

         APPLICATION INSTALLER. Application Installer automates the application installation process in various client/server network environments, facilitating easier navigation through the many hardware, database, and connectivity variables that affect PeopleSoft applications.

         APPLICATION UPGRADER. Application Upgrader facilitates customer upgrades to successive releases of the application with retention of all the function and feature modifications made by the customer

         DATA MOVER. Data Mover archives and retrieves archived data stored in PeopleSoft application databases.

         OPERATOR SECURITY. Operator Security controls the scope and level of data accessibility provided to individuals and classes of users.

         MASS CHANGE. Mass Change is a SQL generator used to develop and perform custom applications. Through Mass Change, a developer can set up a series of insert, update or delete SQL statements that the end user can execute to perform business functions.

         IMPORT MANAGER. Import Manager speeds the loading of data generated by other systems into the RDBMS server for access by the Company's application software products.

         PROCESS SCHEDULER. Process Scheduler streamlines the execution of routine tasks and controls time-based events from distributed clients by running, on the client or server, batch processes or programs such as journal creation, payroll processing, voucher posting and other reports without requiring additional user interaction.

   REPORTING AND ANALYSIS TOOLS: The following tools are used by application users to easily access, analyze and report information:

         PS/AVISION. PS/nVision integrates PeopleSoft applications with Microsoft Excel for the production of financial statements, responsibility reports and other ad hoc financial reports and analyses.

         TREE MANAGER. Tree Manager builds hierarchical relationships between different data elements within a given table, such as among departments or accounts.

         PEOPLESOFT QUERY. PeopleSoft Query builds SQL queries which extract and summarize information from an application's database.

         QUERY LINK. Query Link provides a PeopleSoft Query interface to Crystal Reports Pro, a versatile report designer and formatter from Crystal Services. Through Query Link, data can be quickly and easily formatted with a variety of fonts, borders and other special effects or imported into a spreadsheet such as Microsoft Excel for further analysis.

    PEOPLESOFT WORKFLOW TOOLS: PeopleSoft Workflow is a suite of tools that significantly extends the range of business tasks that can be automated. The following are PeopleSoft Workflow tools:

         BUSINESS PROCESS DESIGNER. Business Process Designer comprises the tools used to design and build business processes, including workflow rules and routings.

         WORKFLOW PROCESSOR. Workflow Processor is a suite of online agents that run and control the workflow in business processes. Once business processes are defined, agents are created which perform the business process tasks.

         PEOPLESOFT NAVIGATOR. The Navigator is a graphical "browser" which provides application users with a graphical map of the business processes they participate in and enables them to navigate, or select, application panels by clicking on activities they need to perform.

         DATABASE AGENT. The Database Agent monitors the PeopleSoft database to identify items that need to enter workflow for processing.

         MESSAGE AGENT. The Message Agent processes messages sent to PeopleSoft by external systems such as IVR, E-mail such as Lotus Notes or Microsoft CC-Mail, Internet, intranet, extranet and kiosks. It provides an application programming interface ("API") that enables third party systems to integrate with PeopleSoft.

         APPLICATION AGENT. The Application Agent detects when a business rule has been triggered as users enter data into a PeopleSoft application. The agent determines who should act on the data and routes it to them.

         WORKLISTS. Worklists are ordered lists of work a person or department has to process. The lists are sent to the correct person in priority order as defined using the Business Process Designer.

         WORKFLOW ADMINISTRATOR. The Workflow Administrator provides capability to access, monitor, analyze and control workflow applications.

         WORKFLOW API. The Workflow Application Program Interface ("API") consists of the Message Agent API, which enables third-party systems to exchange information with PeopleSoft applications such as IVR products from TALX Corporation and Edify, and the Forms API, which enables PeopleSoft applications users to route business event information to external electronic forms packages such as those from Delrina and JetForm.

SALES AND MARKETING

         The Company markets and licenses its software products in most major world markets primarily through a direct sales organization of 665 employees as of December 31, 1996. The direct sales organization is based in 20 field sales offices located in major metropolitan areas throughout the United States with international sales activities performed out of the Company's offices in Toronto, Vancouver, Ottawa, and Montreal, Canada; Amsterdam, The Netherlands; Paris, France; Reading, England; Munich, Germany; Mexico City, Mexico; Sydney, Perth and Melbourne, Australia; Auckland, New Zealand; Buenos Aires, Argentina; Sao Paulo, Brazil; Tokyo, Japan; Madrid, Spain; and Singapore. Most of the Company's licenses for PeopleSoft software products to date have been in the U.S. and Canada, and a significant portion of international sales have been to overseas affiliates of a customer's U.S. based enterprise. To augment its direct sales channel, the Company has: (i) authorized ADP, Inc. ("ADP") to market a prior release of its PeopleSoft HRMS software products; (ii) entered into a teaming agreement with Andersen Consulting to address the PeopleSoft HRMS and PeopleSoft Financials requirements of state and local government agencies; (iii) entered into a systems integration agreement with Shared Medical Systems Corporation ("SMS"); and (iv) utilized third party distributors and system integrators in various countries where it does not have a direct sales force. Further details concerning the Anderson Consulting, ADP and SMS agreements are set forth below.

         In support of its sales force, the Company conducts comprehensive marketing programs which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal ("RFP") from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to an RFP (if solicited by the customer), one or more presentations to the customer, customer internal sign-off activities and contract negotiation and finalization. While the sales cycle from customer to customer varies substantially, the sales cycle has historically required six to twelve months.

         Generally, customers are required to obtain separate licenses for the underlying database management systems directly from the RDBMS vendors; however, for certain releases of its applications, the Company includes an OS/2 or NT version of Centura's SQLBase, or a version of Centura's SQLHost/DB2 product which provides connectivity to IBM's DB2 RDBMS. The Company may also sublicense runtime versions of Oracle's or Informix's RDBMSs and certain connectivity software products to its customers, and in some cases, has made royalty prepayments under these agreements. In addition, the Company incorporates SQRIBE's (SQRIBE, formerly MITI) SQR ReportMate, Seagate's Crystal Report Writer, BEA's Tuxedo, and SQA's Robot with all of its software products. In future releases, subject to successful completion of integration efforts, features and functions of Cogno's Powerplay will be incorporated as well. The Company has sublicensing arrangements with Centura, Microsoft, Oracle, Informix, SQRIBE, Seagate, BEA, Cognos and SQA and accordingly, the Company must rely on the strength of such companies' trademarks, trade secrets, contractual arrangements, copyrights and patents for protection and continued usage of such intellectual property by the Company. Termination of the relationship with any of these companies could adversely effect the Company's software product offerings and ability to generate revenue software application license sales.

         A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors (such as Centura, Informix, Microsoft, Oracle and Sybase); (ii) hardware vendors (such as Digital, HP, IBM, Sequent and
Sun) which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators (such as Andersen Consulting, IBM's ISSC, Deloitte and Touche LLP, Coopers and Lybrand LLP, KPMG Peat Marwick LLP and Price Waterhouse LLP) some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms (such as Towers Perrin, Wyatt Co. and William M. Mercer & Co.) that are active in the implementation of human resource management systems. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. PeopleSoft has conducted several joint marketing and sales programs with these vendors, including seminars, direct mail campaigns and trade show appearances. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these products could ultimately be adversely effected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation costs for customers compared to the competitive alternatives from Oracle and SAP, based in Germany. Therefore, systems integrators may actually generate lower integration fees when implementing PeopleSoft applications when compared to competitive offerings.

         Due to the foregoing factors, it is possible that in a future quarter or quarters, the Company's operating results could not meet the published expectations of certain public market financial analysts. In such an event, the price of the Company's Common Stock would very likely be materially adversely effected.

   RELATIONSHIP WITH ADP

         In order to broaden the overall distribution of its PeopleSoft HRMS software products and PeopleTools technology, in 1992 the Company signed a Software License and Support Agreement with ADP. This agreement provides ADP with a perpetual license to use internally, to modify and to sublicense to its clients and prospects Release 3 of PeopleSoft HRMS and PeopleTools on the Centura SQLBase (OS/2) and Oracle database environments. ADP does, however, have the option to sublicense PeopleSoft HRMS for operation with several other RDBMS platforms under certain circumstances. This license also permits ADP to provide service bureau functions to its clients and prospects using these software products. The service bureau and sublicense rights are limited to:
(i) ADP clients and prospects which have a majority of their employees located in the United States, Canada, Mexico, the United Kingdom, Belgium, the Netherlands and Luxembourg (for such clients' and prospects' employees wherever located); and (ii) ADP clients and prospects for such clients' and prospects' employees who are located in such countries, even if such clients and prospects have a majority of their employees outside of such countries. Under the agreement, the Company provides ADP with certain training, consulting and support services and product modifications. The Company also agreed that, prior to 1998, it would not act as a service bureau or grant a license to use or modify PeopleSoft HRMS to parties in the United States, Canada and Mexico that could be considered "remarketers" of the PeopleSoft HRMS software product (excluding PeopleTools), such as consulting and facility management firms and payroll service bureaus. On September 21, 1995, the Company and ADP amended the agreement to permit their properly licensed customers to have a broad right to implement and enter into outsourcing arrangements with third parties.

         Through December 31, 1996, the Company has received payments from ADP totaling $4.1 million for license fees and the fulfillment of certain customization and training obligations and $14.1 million in minimum royalties for sublicenses granted by ADP. In addition, the Company will receive $0.5 million upon completion of certain customization obligations and $4.9 million in minimum royalties for 1997 and will receive additional royalties until such time as a cumulative sum of $22.8 million, including the $4.6 million for license fees, software product customizing, and training services, have been paid to PeopleSoft.

         On December 28, 1995, the Company and ADP entered into a fourth amendment to the agreement. Under the fourth amendment, ADP obtained license rights to use and distribute PeopleSoft Workflow release 5 and the Company agreed to provide ADP with defined product maintenance services for all updates, improvements, additions, modifications and/or enhancements to such PeopleSoft Workflow licensed only up to but not including Release 6 of PeopleSoft Workflow. Under the fourth amendment, ADP further agreed to: (i) irrevocably commit to the 1996 and 1997 annual minimum royalty payments; (ii) accelerate payment from an annual basis to a quarterly basis with associated cost of money discounts; and (iii) pay the Company a negotiated license fee for PeopleSoft Workflow. Consequently, under this revised agreement, ADP will be required to make quarterly minimum royalty payments to PeopleSoft of approximately $1.2 million during 1997. ADP also agreed to provide the Company with a license to use a copy of ADP's PC Payroll and PC Exchange in connection with the Company's efforts to build an interface between certain software products of the Company's software and ADP's Autopay II payroll system. After 1997, ADP will continue to have a perpetual license to Release 3 of PeopleSoft HRMS, PeopleSoft Workflow Release 5 as set forth above, as well as to PeopleTools, including any enhancements to PeopleTools made by the Company through 1997.

         Under the terms of the agreement, the Company also has agreed to notify ADP of each prospective customer with less than 2,000 employees and to defer making a sale to that customer for a period of 60 days after the Company has provided that customer with the Company's and ADP's respective marketing materials, in order to give ADP an opportunity to market to that customer.

   RELATIONSHIP WITH ANDERSEN CONSULTING

         Under an exclusive five year teaming agreement executed in October 1993, PeopleSoft and Andersen Consulting are developing extensions to PeopleSoft's software products and jointly marketing and delivering financial and human resource client/server enterprise software solutions to state and local government and public sector organizations in North America. Under the terms of the agreement, PeopleSoft licenses its software application products directly to the customer, refers consulting services exceeding certain amounts to Andersen Consulting, and, will pay Andersen Consulting a royalty based on the amount of the license fee. PeopleSoft's 1995 and 1996 contracting activity included approximately $14.3 million and $32.7 million respectively in contracts which were subject to this agreement.

         In May 1995, PeopleSoft and Andersen Consulting announced a new strategic alliance under which Andersen Consulting agreed to assist in designing and developing a suite of manufacturing software applications, which are currently owned, marketed and supported by PeopleSoft. Also during 1995, Andersen Consulting contributed certain development services and technologies to a limited partnership for the development of manufacturing software products, in return for a 17.2% interest in the limited partnership. As a part of this alliance, the Company purchased the rights to Andersen Consulting's Expert Configurator software product and an associated patent. In 1996, PeopleSoft acquired all of the outstanding interests in the limited partnership (PMI).
See "Note 10 of Notes to Consolidated Financial Statements."

   RELATIONSHIP WITH SMS

         In August 1995, PeopleSoft and SMS entered into a systems integrator agreement whereby PeopleSoft appointed SMS as a distributor of certain PeopleSoft HRMS and Financials software products. The term of the agreement is ten years, with the possibility of annual renewals thereafter.
SMS has the right to market/sublicense such software products in the United States and Puerto Rico to a defined base of SMS existing end users, and in conjunction with the distribution of SMS' software products, to other entities in the health care industry. Except in certain situations, SMS has exclusive distribution rights to SMS' end users. SMS also obtained the right to use certain software products of PeopleSoft HRMS and Financials software products and PeopleTools for general development in support of SMS' internal operations.

   INTERNATIONAL OPERATIONS

         During the years ended December 31, 1994, 1995 and 1996, the Company's international revenues were approximately 12%, 16% and 16% of total revenues, respectively. International revenues from each geographic region were less than 10% of total revenues. The Company operates in one industry segment, the development and marketing of computer software products and related services, and markets to a variety of industries through branches and foreign subsidiaries located in Canada, United Kingdom, the Netherlands, Germany, France, Spain, Mexico, Argentina, Brazil, Australia, Singapore, Japan and New Zealand The Company established the sales offices in Spain, Brazil, Japan and New Zealand, during 1996. In addition, the Company also markets through distributors in the Asia/Pacific and Africa. The international revenue percentages above understate the relative size of the Company's international installed base because U.S. based companies frequently acquire the rights to utilize the Company's software products in locations outside of the United States.

SERVICES AND CUSTOMER SUPPORT

         The Company believes that a high level of customer service is required to be successful in the client/server marketplace due to the number of different hardware and software vendors involved in an implementation and the inherent complexity of the architecture. The Company also believes that the opportunity exists to differentiate itself from competitors on a service level due to the demanding service requirements of this market. The Company's customer service staff consisted of 1,072 employees as of December 31, 1996.

         Service revenue consists primarily of software support (maintenance) fees, customer training fees, consulting fees, and other miscellaneous fees. Services revenues constituted 39%, 41% and 44% of the Company's total revenues during the years ended December 31, 1994, 1995 and 1996, respectively. Service revenue may fluctuate due to, but not limited to, changes in levels of consulting activity, the related satisfaction of significant agreement milestones, and satisfaction of the Company's revenue recognition criteria. In addition, seasonality impacts training and installation revenue, both of which tend to follow license fees by approximately one quarter.

         The Company's service and support for each customer is coordinated by an account manager. In addition to managing the account relationship and verifying timely installation, the account manager is also responsible for coordinating the Company's ongoing training, consulting and support services provided to that customer. Such services include the following categories:

   SOFTWARE MAINTENANCE AND SUPPORT

         The Company provides 24-hour hot-line telephone support, staffed with a group of experienced professionals and supported by a computerized call tracking and problem reporting system. PeopleSoft has provided internet access to this hotline as an alternative to telephone bound service since August of 1995. This service provides subscribing customers with company news, direct access to other PeopleSoft subscribing customers, the ability to download and apply software product fixes and access to online troubleshooting database.

          Initial software product license fees include the first year of maintenance support. Thereafter, ongoing maintenance contracts are offered to customers, and are renewable on an annual basis. Annual maintenance fees are generally based on 17% of the then current list price of the software products under license by a customer and also entitle the customer to software product enhancements or upgrades during the term of the maintenance agreement. To date, almost 100% of all customers have renewed their maintenance contracts.

  CUSTOMER EDUCATION AND TRAINING

         The Company offers a comprehensive education and training program to customers and third party consultants. Training classes are provided in training facilities located in major metropolitan areas around the world. In addition, the Company provides on-site training to customers for a fee plus travel expenses. The Company's fees for training services are generally priced at $450 per training unit (representing one student day of training). The Company also offers price reductions to customers and consultants who acquire training by prepaying for a block of units. The Company's training curriculum is designed for both system support staff and application users and includes a variety of training classes covering functional use, system administration and PeopleTools.

   CONSULTING SERVICES

         The Company offers a variety of consulting services to its customers including system integration assistance and planning, project planning and strategy, upgrade implementation and minor software product enhancements. The Company also frequently works closely with third party consulting and systems integration firms such as Andersen Consulting, Deloitte and Touche LLP and Price Waterhouse LLP who provide the customer with a full range of reengineering, customization and project management services. These third party consulting firms have also licensed PeopleSoft applications to develop programs to support customers implementing the Company's software products. To date the Company's consulting services, which are generally provided on a per hour or per day charge basis, have been less than 15% of total annual revenues. During the past year PeopleSoft significantly expanded its consulting services group to meet growing customer demands for such services. There can be no assurance that PeopleSoft will be successful in further expanding its consulting services group, or that revenues from consulting services will in fact increase, or be profitable.

COMPETITION

         The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, manufacturing application software vendors, supply chain management application software vendors, financial management system and HRMS application software vendors, and software tools vendors. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technology factors, enterprise product breadth and individual product features, service reputation, product flexibility, ease of implementation, international product version availability and support, and price.

         In the enterprise application software market, PeopleSoft faces significant competition from SAP, Oracle and Baan and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS is a supported platform underlying a significant share of PeopleSoft's installed applications.

         In the manufacturing and supply chain management software application markets, in which PeopleSoft has recently begun competing, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as QAD, Ross Systems and J.D. Edwards and a large number of niche competitors already in the manufacturing or enterprise resource planning markets.

         PeopleSoft also faces competition from providers of HRMS software products including Cyborg Systems ("Cyborg"), Lawson Associates ("Lawson"), Integral Systems, Inc. ("Integral"), InPower, Inc. ("InPower") and Ceridian ("Ceridian"), and from providers of financial management systems software products including Hyperion, Computron Software, Inc., Lawson, and other smaller companies. In addition, since June 1992 ADP and, since August 1995, SMS have the right to sublicense selected PeopleSoft products in competition with PeopleSoft's marketing efforts in selected markets.

         In the emerging supply chain management software solutions market, which is a new market for the Company previously serviced by Red Pepper , PeopleSoft faces several current and potential competitors including: (i) companies such as i2 Technologies, Manugistics, and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software and Cap Logistics; (iii) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring (such as Baan's recent acquisition of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of, advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

         Intense competition could potentially lead to increased price competition in the market, forcing the Company to reduce prices which may result in reduced gross margins and loss of market share by the Company which therefore, could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

SOFTWARE PRODUCT DEVELOPMENT

         Since inception, the Company has made substantial investments in research and software product development. Through the end of 1994, substantially all of the Company's software products have been developed by its internal development staff. Beginning in 1995, the Company increased the purchasing and licensing of third party software products. The Company believes that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complimentary technologies and products into its software product offerings, is essential to maintain its competitive position in the market. The applications software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. For example, in order to gain broad market acceptance, the Company maintains product availability across a number of RDBMS platforms. The Company believes that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, the Company's development organization is comprised of small, focused development groups assigned to each of the software products within the primary software product areas: PeopleSoft HRMS, PeopleSoft Financials, PeopleSoft Financials for the Public Sector, PeopleSoft Human Resources for the Federal government, PeopleSoft Distribution, PeopleSoft Manufacturing, Red Pepper and PeopleTools. This development is typically undertaken in a single RDBMS environment on a workstation-based LAN. In addition, the Company utilizes a platforms group which is responsible for porting the Company's software products to other RDBMS and hardware server environments. The Company's documentation group develops the user and system administration documentation for each software product.
The Company utilizes a common technology and technical approach in the development of all application products. Significant application development is performed using PeopleTools.

         The Company released version 6 of PeopleSoft HRMS, PeopleSoft Financials and PeopleSoft Distribution and the general release of PeopleSoft Manufacturing in November and December of 1996, with each including significant enhancements to the existing software products. The Company's current focus in application development is to expand the functionality and breadth of the Company's software product offerings by: (i) enhancing workflow capabilities;
(ii) developing new software products and adding new functionality to existing software products including global product requirements and translated releases of global product; (iii) supporting joint development arrangements under which certain vertical market applications may be developed; and (iv) adding certain architectural extensions. PeopleTools development activities have emphasized the continued enhancement of a distributed processing architecture, graphical user interface and navigation extensions, and functionality and utilities to support the application development activities in PeopleTools. There can be no assurance that such development effort will result in its products, features or functionality or that software products, features or functionality that is developed will be accepted by the market.

         The Company's research and development staff consisted of 517 employees as of December 31, 1996. The Company's total research and development expenses were approximately $15.3 million, $38.6 million, and $70.7 million for the years ended December 31, 1994, 1995 and 1996, respectively. In addition, the Company capitalized software development costs of $2.1 million, $2.4 million and $3.7 million for the years ended December 31, 1994, 1995 and 1996, respectively. Capitalized software development costs are amortized over the estimated useful life of the software product beginning with general availability for a period not to exceed three years. Total capitalized software development amortization, which is charged to cost of license fees, amounted to $2.0 million in 1994, $1.7 million in 1995 and $1.6 million in 1996. In addition, in November 1996, the Company recorded a one time charge of $22.5 million to in-process research and development related to the acquisition of PMI.

         PeopleSoft has entered into a development arrangement for the purpose of developing a line of student administration software applications (See Note 7 of the Notes to Consolidated Financial Statements). Under the Development Arrangement, PeopleSoft provides technology, development and administrative support, financing is provided by outside investors, including the Company's founder and principal shareholder, and the software product development is performed by personnel employed or retained by the outside investors. Under these agreements, PeopleSoft is the exclusive remarketer of the developed software products, and pays a royalty to the third parties based on license fees received from end user licenses of these software products. While the intent of the Development Arrangement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should the Development Arrangement require additional funds to complete development or enhance the software product, there can be no assurance that funds will be available on terms acceptable to PeopleSoft or the existing or other potential third party funding source(s).

         In January 1997, PeopleSoft entered into a development and marketing agreement with Intrepid Systems, Inc. ("Intrepid") a leading supplier of integrated software solutions for retailers. Under the arrangement, Intrepid will port its Evolution software product for retail management to PeopleTools and integrate its application with PeopleSoft's general ledger and accounts payable software products. The companies will jointly market a retail enterprise solution including PeopleSoft HRMS and Financial software applications and Intrepid's merchandise management and decision support. Concurrent with the execution of the agreement, PeopleSoft separately acquired a minority equity interest in Intrepid. While the intent of the agreement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the retail industry.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, LICENSES AND PRODUCT LIABILITY

         The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company received its first patent for its technology in June 1995 and a second patent in August 1995. In July 1995, the Company received title to a third patent as part of a teaming and development agreement.The Company also has four additional patent applications pending. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

    The Company provides its software products to end users under non-exclusive licenses, which generally are nontransferable and have a perpetual term. The Company generally licenses its software products solely for the customer's internal operations. The Company generally makes source code available to licensed customers for certain of the Company's application products.
Customers have the option to utilize the services of a source code escrow company for potential access to PeopleTools source code in certain rare circumstances. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

         The Company is not aware that its software products, products the Company offers under sublicense agreements described in the Sales and Marketing section above, trademarks or other proprietary rights significantly infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these software products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. In past years, the Company has been a defendant in two proprietary rights disputes, both of which were settled without the Company incurring any future royalty obligations.

         The Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates a potential adverse risk in the event such a claim was successfully pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition.

PERSONNEL

         As of December 31, 1996, the Company employed 2,490 people, including 665 in sales and marketing, 517 in product development, 1,072 in customer services, and 236 in administration. None of the Company's employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of the international employees are covered by the customary employment contracts and agreements of the countries in which they are employed. The Company believes that relations with its employees are good.

         The executive officers of the Company as of December 31, 1996, are as follows:



             NAME                          AGE                         POSITION
             ----                          ---                         --------
David A. Duffield                           56        Chairman of the Board, Chief Executive Officer, and President
Albert W. Duffield                          53        Senior Vice President of Worldwide Operations, and Director
Kenneth R. Morris                           46        Senior Vice President and Chief Technology Officer
Ronald E. F. Codd                           41        Senior Vice President of Finance and Administration, Chief Financial Officer,
                                                      and Secretary
Margaret L. Taylor                          45        Senior Vice President of Development and Customer Services
Aneel Bhusri                                31        Senior Vice President of Product Strategy





         Mr. David A. Duffield is a founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's incorporation in August 1987. Prior to that time, he was a founder and Chairman of the Board of Integral, a vendor of human resource and financial applications software, from April 1972 through April 1987. During a portion of that time, Mr. Duffield also served as Integral's Chief Executive Officer. Mr. Duffield is also the co-founder of Information Associates (now a subsidiary of Systems and Computer Technology), where he was employed between 1969 and 1972. From 1964 to 1969, Mr. Duffield worked at IBM, as a marketing representative and systems engineer. He holds a B.S. in Electrical Engineering and an M.B.A. from Cornell University.

         Mr. Albert Duffield joined the Company in June 1990 as Vice President of Sales. Mr. Duffield was appointed Vice President of Operations in September 1991, and was appointed Vice President of Sales and Marketing in February 1993. In November 1993, he was appointed Senior Vice President of Sales and Marketing, and, effective January 1994, he was appointed Senior Vice President of Worldwide Operations. He was elected to the Board of Directors in April 1991. Prior to joining the Company, Mr. Duffield served as Chief Operating Officer of Data Design Associates, a division of Integral, from June 1989 through June 1990. Prior to the acquisition of Data Design Associates by Integral in September 1989, he served as its Senior Vice President of Sales and Marketing from October 1981 through June 1989. From 1970 to 1981, Mr. Duffield worked at IBM in various sales, sales management and staff management positions. He holds a B.Sc. in Hotel/Business Administration from Cornell University and an M.B.A. from Rutgers University. Mr. David Duffield and Mr. Albert Duffield are brothers.

         Mr. Kenneth R. Morris is a founder of the Company and was appointed Vice President of Product Development at the Company's incorporation in August 1987. In November 1993, he was appointed Senior Vice President of Product Development, and, effective January 1994, he was appointed Senior Vice President and Chief Technology Officer. From March 1982 to July 1987, Mr. Morris held various product development and customer service positions with Integral. Prior to March 1982, Mr. Morris held various positions, including as a Principal, with American Management Systems, Inc., a supplier of application software. He holds a B.B.A. from Southern Methodist University and an M.B.A. from Harvard University.

         Mr. Ronald E. F. Codd joined the Company in September 1991 as Vice President of Finance and Chief Financial Officer. In November 1993, he was appointed Senior Vice President of Finance and Administration and Chief Financial Officer. He was appointed Secretary of the Company in March 1992. Prior to joining the Company, Mr. Codd was Corporate Controller of MIPS Computer Systems, Inc., a microprocessor designer and computer manufacturer, from March 1989 through September 1991. From March 1984 through March 1989, he was Corporate Controller and Chief Accounting Officer for Wyse Technology, Inc., a computer and peripheral manufacturer. Mr. Codd is a Certified Public Accountant, a Certified Managerial Accountant, and holds a Certified Production and Inventory Management credential. He received a B.Sc. in Business Administration from the University of California, Berkeley and an M.M. degree from the J.L. Kellogg Graduate School of Management (Northwestern University). Mr. Codd's father, Dr. Edgar F. Codd, is a director of the Company.

         Ms. Margaret L. Taylor joined the Company in January 1989 as Vice President of Customer Services, and was appointed Vice President of Customer Services and International in February 1993. In November 1993, she was appointed Senior Vice President of Customer Services, and, effective January 1994, she was appointed Senior Vice President of Application Development and Customer Services. In the third quarter of 1995, Ms. Taylor assumed responsibility for PeopleTools development, in addition to her other responsibilities. From May 1986 to October 1988, she was Vice President of Trust and Investment Management at The Hibernia Bank. From August 1978 to August 1985, she held various positions with the Bank of California, N.A., including Vice President and Director of Human Resources. Ms. Taylor holds a B.A. in Psychology and Communications from Lone Mountain College.

         Mr. Aneel Bhusri joined PeopleSoft in August 1993 as Director of Strategic Planning. In April of 1995, he was appointed Vice President of Product Strategy. In November of 1995, Mr. Bhusri was appointed Senior Vice President of Product Strategy. Prior to joining PeopleSoft, Mr. Bhusri was an associate at Norwest Venture Capital from June 1992 to March 1993. From 1988 to 1991 he was a financial analyst in Morgan Stanley's Corporate Finance Department. Mr. Bhusri is a director of Vantive Corporation. Mr. Bhusri holds an M.B.A. from Stanford University and a B.S. in Electrical Engineering with a B.A. in Economics from Brown University.

         The Company has experienced an extended period of significant revenue growth, a significant expansion in the number of its employees, increased pressure on the viability and scope of its operating and financial systems and expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve the speed and quality of its information decision systems, business processes, reporting systems, procedures and controls and further expand, train and motivate its workforce. There can be no assurance that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations.

         PeopleSoft believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company intends to hire a significant number of additional sales, service and technical personnel in 1997. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location. It is widely believed that the technology sector is at or over a state of full employment. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software. The growth in the Company's customer base and expansion of its product lines and supported platforms have placed, and are expected to continue to place, a significant strain on the Company's management and operations, including its services and development organizations.

         Any failure to implement and improve the Company's operational, control, reporting, and management systems or to retain, expand, train, motivate or manage employees could have a materially adverse effect on the Company's business, operating results and financial condition.



ITEM 2.  PROPERTIES



FACILITIES

         As of December 31, 1996, the Company leased the majority of its facilities and its principal locations are in or near the following cities:



                                      APPROXIMATE     LEASE
                 LOCATION             SQUARE FEET     EXPIRATION DATE       PRINCIPAL ACTIVITIES
                 --------             -----------     ---------------       --------------------
                 Irvine, CA              11,000       November 2000         Sales, Marketing and Customer
                 Pleasanton, CA         186,000       February 1998         Corporate HQ, Development and Technical Support
                 San Mateo, CA           29,000       December 1999         Development, Sales, Marketing and Customer Service
                 Walnut Creek, CA        21,000       July 1997             Sales, Marketing and Customer Service
                 Atlanta, GA             59,000       June 2000             Sales, Marketing and Customer Service
                 Chicago, IL             53,000       December 2001         Sales, Marketing and Customer Service
                 Boston, MA              21,000       November 1999         Sales, Marketing and Customer Service
                 Bethesda, MD            22,000       August 2000           Sales, Marketing and Customer Service
                 Teaneck, NJ             32,000       January 1998          Sales, Marketing and Customer Service
                 Philadelphia, PA        13,000       September  2001       Sales, Marketing and Customer Service
                 Dallas, TX              18,000       July 2000             Sales, Marketing and Customer Service
                 Sydney,   Australia     20,000       September 2001        Sales, Marketing and Customer Service
                 Toronto, Canada         12,000       September 1999        Sales, Marketing and Customer Service
                 Vancouver, Canada        8,000       February 1997         Sales, Marketing and Customer Service
                 Reading, England        15,000       March 1998            Sales, Marketing, Customer Service and
                                                                               Administration
                 Paris, France            9,000       May 2005              Sales, Marketing and Customer Service





                 Munich, Germany               9,000  Aug 1999              Sales, Marketing and Customer Service
                 Amsterdam, The                6,000  April 1999            Sales, Marketing, Customer Service and
                   Netherlands                                                 Administration
                 Madrid, Spain                 3,500  January 1998          Sales, Marketing and Customer Service



         The Company also leases smaller facilities (generally under execusuite arrangements) for sales, marketing and customer service activities in or near Sacramento, California; Denver, Colorado; Coral Gables, Florida; Indianapolis, Indiana; Troy, Michigan; Minneapolis, Minnesota; St. Louis, Missouri; Marlton, New Jersey; Columbus, Ohio; Pittsburgh, Pennsylvania; Houston Texas; Bellevue, Washington; Milwaukee, Wisconsin; and outside of the United States in Ottawa and Montreal, Canada; Mexico City, Mexico; Buenos Aires, Argentina; Sao Paulo, Brazil; Melbourne and Perth, Australia; Tokyo, Japan; Singapore and Auckland, New Zealand. In 1997, the Company anticipates expanding existing facilities, depending upon the availability of suitable additional space. Recently, commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a consequence, the Company expects to experience increasing difficulty in obtaining additional space within which to expand its operations. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

         The Company acquired an office building in Pleasanton, California in a cash transaction in December of 1995. The total cost was approximately $25 million, including all related transaction costs, for approximately 275,000 square feet of office space. As of December 31, 1996, approximately 127,000 square feet or approximately 45.5% was occupied by the Company and 148,000 square feet was occupied by existing tenants.

         In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. The lessor has committed to fund up to a maximum of $70,000,000 for construction of the facility. Payments under this lease are anticipated to commence in the first quarter of 1998 and will be based on LIBOR rates applied to amounts funded. The Company has an option to renew the lease for an additional three years, subject to certain conditions. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to a specified percentage of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants.



ITEM 3.  LEGAL PROCEEDINGS

         The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the results of operations of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operation or cash flows in a particular period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is traded over-the-counter on the NASDAQ National Market under the symbol PSFT. In November 1996, the Company effected a two-for-one split of its common stock. All share and per share data applicable to prior periods have been restated to reflect the split. The following table lists the high and low sales for the last two years:

                                         HIGH              LOW
                                         ----              ---

        Fourth quarter of 1996                                      $52.25           $40.25
        Third quarter of 1996                                       $42.38           $28.19
        Second quarter of 1996                                      $36.50           $23.88
        First quarter of 1996                                       $29.63           $17.38

        Fourth quarter of 1995                                      $23.50           $18.38
        Third quarter of 1995                                       $22.75           $13.19
        Second quarter of 1995                                      $14.63           $ 9.81
        First quarter of 1995                                       $12.19           $ 7.69





         The trading price of the Company's Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly effected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely effect the market price of the Company's Common Stock.

         As of March 14, 1997, the approximate number of common stockholders of record was 1,337, representing approximately 50,000 shareholder accounts.

         The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank line of credit and new facility lease prohibits the payment of cash dividends without the other's consent.

         Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, the Company has 2,000,000 shares of authorized Preferred Stock. The Company may issue shares of such Preferred Stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. In addition, the classification of the Company's Board of Directors could have the effect of delaying or deferring a change in control of the Company.

         In February 1995, the Company adopted a stockholder rights plan whereby each share of the Company's Common Stock carries the right (a "Right"), under certain circumstances, to purchase equity securities of the Company or an acquirer. Ten days after a tender offer or acquisition of 20 percent or more of the Company's Common Stock, each Right may be exercised for $45 to purchase one one-thousandth of one share of the Company's Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's Common Stock. In addition after such rights are triggered, each Right entitles the holder to purchase $90 worth of common stock of the Company or, in certain circumstances, securities of the acquirer for $45. Each Right expires in February 2005, and, during specified periods, the Company may redeem or exchange each Right for $.00025 or one share of common stock, respectively.

         Based on the number of shares of Common Stock outstanding at December 31, 1996, officers and directors of the Company and persons who may be deemed to be affiliates, as a group, beneficially owned approximately 32% of PeopleSoft's outstanding Common Stock. As a result, officers and directors and their affiliates may have influence over the election of the Board of Directors and any matters requiring approval by the stockholders of the Company. In addition, the Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings resulting from their service to the Company.

         In October 1996, in connection with its acquisition of all of the outstanding interests in PeopleMan, L.P. and PeopleMan, Inc., Registrant issued 49,689 shares of its Common Stock to PeopleMan, L.P. in exchange for $4,000,000 and 129,552 shares of its Common Stock to Norwest Equity Partner IV, L.P. for certain interests in PeopleMan, L.P. and PeopleMan, Inc. The foregoing transactions were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of said act.

         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                         Years Ended December 31,
                                          ------------------------------------------------------------------------
                                            1992          1993(a)         1994(a)         1995(a)         1996(b)
                                          ---------       --------        --------       ---------        --------
                                                        (in thousands except per share amounts)
STATEMENTS OF INCOME DATA:

Revenues:
    License fees                         $  21,888       $  37,656        $ 68,580        $137,808        $252,799
    Services                                 9,677          20,565          44,503          94,331         197,253
                                           -------         -------        --------        --------        --------
        Total revenues                      31,565          58,221         113,083         232,139         450,052
Costs and expenses:

    Cost of license fees                     1,684           3,123           6,817           8,503          12,357
    Cost of services                         5,942          12,270          26,740          56,789         118,906
    Sales and marketing                      7,895          17,909          35,844          70,052         135,757
    Product development and
        engineering                          5,321           8,688          15,318          38,625          70,653
    General and administrative               2,596           4,317           8,167          16,182          27,162
    In-process research and
        development and merger related
        costs                                    -               -               -               -          29,393
                                           -------         -------        --------        --------        --------
        Total costs and expenses            23,438          46,307          92,886         190,151         394,228
                                           -------         -------        --------        --------        --------
Operating income                             8,127          11,914          20,197          41,988          55,824
Other income, interest expense and other      (45)           1,167           2,192           4,149           5,888
                                           -------         -------        --------        --------        --------
Income  before income taxes                  8,082          13,081          22,389          46,137          61,712
Provision for income taxes                   3,240           5,265           9,308          18,799          25,851
                                           -------         -------        --------        --------        --------
Net income                                   4,842           7,816          13,081          27,338          35,861
Accretion of preferred stock
    dividend                                 (477)               -               -               -               -
                                           -------         -------        --------        --------        --------
Net income applicable to
    common stockholders                  $   4,365       $   7,816        $ 13,081        $ 27,338        $ 35,861
                                           =======         =======        ========        ========        ========
Net income per common
    share                                $    0.06       $    0.08        $   0.12        $   0.24        $   0.30
                                           =======         =======        ========        ========        ========
Shares used in per share
     computation                            72,096         102,826         106,442         114,062         120,032
                                           =======         =======        ========        ========        ========

BALANCE SHEET DATA:

Working capital                          $ 44,549        $  61,784        $ 72,290        $ 89,437        $109,806
Total assets                             $ 64,313        $ 108,584        $173,987        $322,241        $540,080
Long-term obligations                    $    933        $     989        $    958        $      -        $      -
Stockholders' equity                     $ 47,676        $  72,054        $ 94,580        $161,094        $253,248

                 (a) Historical financial information has been restated to reflect the combination of PeopleSoft and Red Pepper, accounted for as a pooling-of-interests.

                 (b) Historical results of operations are not necessarily indicative of future results. Refer to the Results of Operations - Risk Factors under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of factors which may impact future results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward-looking statements are identified with footnote # 1. The Company undertakes no obligation to update the information contained in Item 7.

RESULTS OF OPERATIONS

         During October of 1996, PeopleSoft completed a merger with Red Pepper accounted for as a pooling-of-interests. All financial data presented herein has been restated to include the financial position and results of operations of Red Pepper beginning January 1, 1993 (Red Pepper's operations in 1992 were insignificant). The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:





                                      Years Ended December 31,
----------------------------------------------------------------------------------------------------
                                                                                        Percentage of
          Percentage of                                                                Dollar Increase
         Total Revenues                                                                Year Over Year
   ------------------------------                                                     -----------------
   1994        1995          1996                                                     95/94       96/95
   ----        ----          ----                                                     -----       -----
                                      Revenues:
    61%         59%           56%        License fees                                  101%         83%
    39          41            44         Services                                      112         109
   ---         ---           ---                                                       ---         ---
   100         100           100             Total revenues                            105          94

                                       Costs and expenses:
     6           4             3         Cost of license fees                           25          45
    24          24            26         Cost of services                              112         109
    32          30            30         Sales and marketing                            95          94
    13          17            16         Product development                           152          83
     7           7             6         General and administrative                     98          68
                                         In-process research and
                                             development and non-recurring
     -           -             6             acquisition costs                           -         N/A
   ---         ---           ---                                                       ---         ---
    82          82            87             Total costs and expenses                  105         107
   ---         ---           ---                                                       ---         ---
    18          18            13       Operating income                                108          33
     2           2             1       Other income, interest expense and other         89          42
   ---         ---           ---                                                       ---         ---
    20          20            14                  Income before income taxes           106          34
     8           8             6       Provision for income taxes                      102          38
   ---         ---           ---                                                       ---         ---
    12%         12%            8%      Net income                                      109%         31%
   ===         ===           ===                                                       ===         ===


REVENUES

                 The Company recognizes revenue when a non-cancelable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which have payments due within one year, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using the percentage-of completion method of contract accounting. The total dollar amount of customer license agreements ("contracting activity") signed for software license fees and services increased from $118.7 million in 1994 to $218.6 million in 1995 and to $407.6 million in 1996. The aggregate value of customer license agreements related to HRMS signed during the years ended December 31, 1994, 1995 and 1996 was $87.8 million, $130.2 million and $223.2 million, respectively. The aggregate value of customer license agreements related to PeopleSoft Financials, Distribution and Manufacturing software products during the years ended December 31, 1994, 1995 and 1996 was $30.9 million, $88.4 million and $184.4 million, respectively.

         Revenues from licensing fees increased by 101% from $68.6 million in 1994 to $137.8 million in 1995 and increased by 83% to $252.8 million in 1996. The increase in license fee revenues was attributable to increased market acceptance of, and breadth of, the Company's software product offerings including first commercial shipment in 1994 of PeopleSoft Distribution and PeopleSoft Financials for the Public Sector, in March of 1995 the first shipment of Red Pepper products, and the increased capacity created by the continued growth in the Company's sales, marketing and customer service organizations.

         Revenues from services increased by 112% from $44.5 million in 1994 to $94.3 million in 1995 and increased by 109% to $197.3 million in 1996. The Company's customer license agreements provide for initial maintenance, training, installation and support services for specified periods or amounts. Therefore increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 39%, 41% and 44% for the years ended December 31, 1994, 1995 and 1996, respectively. The increase in the relative percentage of service revenues to total revenues in the these periods was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant investment in the Company's professional services staff, which grew substantially over the comparable 1994, 1995 and 1996 periods as a result of increased demand for PeopleSoft's direct assistance during enterprise implementation projects.

         Total revenues increased by 105% from $113.1 million in 1994 to $232.1 million in 1995 and increased by 94% to $450.1 million in 1996. During the years ended December 31, 1994, 1995 and 1996, the Company's international revenues were approximately 12%, 16% and 16% of total revenues, respectively. The Company expects international revenues to grow substantially during 1997, however, the percentage of international revenues in comparison to total revenues may not increase significantly during 1997.(1) The Company continues to invest heavily in building international infrastructure, developing global product functionality and translated versions of financial and other products, and expects material gains in the proportion of international revenues in 1998 and beyond.(1) In the event international expansion and/or product globalization are not successful, it is likely to have a negative impact on the Company's operating results.

COSTS AND EXPENSES

         Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software costs. Cost of license fees increased from $6.8 million in 1994 to $8.5 million in 1995 and $12.4 million in 1996, representing 6%, 4% and 3% of total revenues and 10%, 6% and 5% of license fee revenues in those years, respectively. The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third party products and technology. The continued decline in the cost of license fees as a percentage of license fee revenues in 1996 as compared to 1995 and 1994 was attributable to a relative decrease in software amortization charges, the mix of royalty bearing software products, reduction in documentation costs due to the move to the compact disk version of





__________________________________

(1) Forward-looking statement

PeopleSoft documentation and other reductions in royalty expenses primarily associated with certain fixed price aggregate royalty payment arrangements. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

         Cost of services consist principally of account management field support, training, consulting and product support. These costs increased from $26.7 million in 1994 to $56.8 million in 1995 and $118.9 million in 1996, representing 24%, 24% and 26%, of total revenues and 60% of service revenues in those years, respectively. These increases are due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, and account management staff. The Company anticipates these expenditures will increase in dollar amount, and may increase as a percentage of total revenues, in future periods.

         Sales and marketing expenses increased from $35.8 million in 1994 to $70.1 million in 1995 and $135.8 million in 1996, representing 32%, 30% and 30%, of total revenues, respectively. The increase in sales and marketing expenses was attributable to the Company's expansion of its direct sales force, increased depreciation from related equipment and facility expenditures, investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product line. The Company is in the process of significantly increasing its direct sales and marketing expenditures to address certain international and vertical markets, establish an enterprise sales force structure, and fund sales organization expansion for financial, distribution and manufacturing products. Consequently, such expenses may increase as a percentage of total revenues in future periods.

         Software product development expenses increased from $15.3 million in 1994 to $38.6 million in 1995 and $70.7 million in 1996, representing 13%, 17% and 16% of total revenues, respectively. In addition, capitalized internal software development costs increased from $2.1 million in 1994 to $2.4 million in 1995 and $3.7 million in 1996. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support product development initiatives in the following areas: i) expansion and enhancement of the Company's core product offerings in the areas of HRMS, Financial Management Systems, and Distribution/Materials Management Systems and Red Pepper's supply chain management software; ii) the enhancement of the Company's platform development, certification, product testing and overall release management capabilities; iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; iv) the localization and translation of certain versions of the Company's products for specific foreign markets; and v) the development of certain vertical market products and versions of its core products suitable to the unique needs of customers within certain industries. The Company anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above activities and the acquisition of PMI and the associated expansion of the Company's manufacturing application development activities. In particular, the Company plans to release a kanji based version of its HRMS and Financial software products for the Japanese marketplace and multi-language translations of a portion of its release 6 products, all in the first half of 1997.(1) Overall development expenditures may increase as a percentage of revenues, particularly during the first half of 1997.

         General and administrative expenses increased from $8.2 million in 1994 to $16.2 million in 1995 and $27.2 million in 1996, representing 7% of total revenues in years 1994 and 1995 and 6% in 1996. The dollar increase in general and administrative expenses resulted primarily from increases in staffing and information systems infrastructure to support the Company's growth and increases in expenses associated with the operation of foreign subsidiaries.

         Other income, consisting primarily of interest, increased from $2.2 million in 1994 to $4.1 million in 1995 and $5.9 million in 1996 due to increased cash balances available for investment.

--------------------
(1) Forward-looking statement.

PROVISON FOR INCOME TAXES

         The Company's income tax provision increased from $9.3 million in 1994 to $18.8 million in 1995 to $25.9 million in 1996. As permitted by SFAS No. 109, "Accounting for Income Taxes", the Company has recorded $41.5 million in net deferred tax assets at December 31, 1996. The Company anticipates that its 1997 effective tax rate will be slightly lower than 1996.(1) However, this rate may be affected by changes to the anticipated mix of geographic earnings.



                        LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash flows from operations and sale of equity securities. In addition, under the Company's unsecured bank line of credit, up to $30.0 million is available for working capital advances. Within this amount, $15.0 million may be used for the issuance of letters of credit. This line of credit facility expires in July 1997 and is expected to be renewed at that time. No borrowings were outstanding under this line of credit facility at December 31, 1996.

         The Company's operating activities provided cash of $130.9 million during the year ended December 31, 1996, compared to $67.0 million in the year ended December 31, 1995. Operating cash flows have increased primarily due to increases in income before non-cash items, increased non-cash expenses and increases in deferred revenue and the tax benefit from employee stock transactions, which were partially offset by increases in accounts receivable and deferred income taxes. From December 31, 1995 to December 31, 1996, net accounts receivable increased from $100.2 million to $163.7 million and deferred revenues increased from $98.1 million to $183.3 million. The increase in net accounts receivable resulted from the growth in customer licensing activity. Deferred revenue has increased as a result of the growth in customer licensing activity and the associated deferrals of revenues related to services provided to new licensees.

         The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, accounts receivable days outstanding was 96 days as of December 31, 1995 as compared to 83 days as of December 31, 1996. The improvement in DSO is the result of enhancements to the collection process and increased sales of receivables to third parties. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through acceptance) or dates that generally span four to nine months, and revenue generation is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

         The exercise of common stock options and issuance of stock under stock purchase plans have represented a significant source of cash, contributing $2.2 million, $5.1 million and $15.1 million in the years ending December 31, 1994, 1995 and 1996, respectively. In addition, the Company believes granting stock options is essential in attracting and retaining key employees who are critical to the Company's success. In 1995 and 1996, the Company granted options aggregating 6.1% and 5.4%, respectively, of the common stock issued and outstanding at the beginning of each year. As discussed in Notes 1 and 4 of the consolidated financial statements, the Company has continued to account for employee stock options in accordance with Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has provided the pro forma disclosures required by Statement of Financial Accounting Standard No. 123, "Stock Based Compensation" ("SFAS 123"). The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options made available each year is based on the Company's historical and anticipated revenue and profitability and comparison of the Company's compensation philosophy and practice to other similar technology companies.

         During the years ended December 31, 1995 and 1996, the Company's principal use of cash for investing activities was the purchase of property and equipment, including in December 1995, the purchase of an office building in Pleasanton, California and purchases of computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements. Cash provided from financing activities in 1995 included the sale and issuance of warrants in November 1995 to purchase 4,000,000





__________________________________

(1) Forward-looking statement
shares of the Company's common stock for approximately $21.8 million. These warrants carry the right to purchase the Company's common stock at prices ranging from $27.50 to $38.75 per share of common stock. One fifth of the warrants expire annually beginning in the fourth quarter of 1997. Upon notice of exercise by the holders of the warrants, the Company, at its option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds, issuing a net amount of shares with no cash proceeds, or purchasing the warrants for an amount equal to the difference between the common stock's then fair market value of the common stock and the warrant exercise price. If the Company elects to issue common stock for the warrants, it will provide the Company with cash of up to $22 million in 1997, $48 million in 1998 and $58 million in 1999. While the Company has not determined how the warrants will be satisfied, the warrants represent a significant source of potential liquidity.

         As of December 31, 1996, the Company had $109.8 million in working capital, including $169.9 million in cash and cash equivalents and $27.1 million in short-term investments, consisting primarily of high quality municipal bonds and tax-advantaged money market instruments. The Company believes that existing cash and short-term investment balances, credit facilities, proceeds from sale of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, including the impact on operations of the acquisitions of Red Pepper and PMI, at least through 1997.



                     FACTORS THAT MAY EFFECT FUTURE RESULTS

         The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations by a footnote # 1. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

         The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of financial Condition and Results of Operations for the years ended December 31, 1994, 1995 and 1996, contained elsewhere in the Form 10-K.



         Fluctuations in Quarterly Operating Results. The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the execution of license agreements contracting activity governing the use of the Company's software products booked and shipped in that quarter. Contracting activity is difficult to forecast for a variety of reasons including: (i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software product solutions for the customer's overall enterprise, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process;
(iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, company management, budgetary constraints or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even subsequent to actual vendor selection; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; and (vii) changes in economic, political and market conditions can adversely impact business opportunities without reasonable notice. In addition, certain license agreements executed during a quarter may not meet the Company's revenue recognition criteria. Consequently, a situation could occur in which the Company meets or exceeds its forecast of aggregate contracting activity, but is not able to meet its forecast for license revenues.

         In addition to factors impacting contracting activity, license revenues are difficult to forecast because: (i) the timing of new software product availability to fulfill delivery obligations under both new and existing license agreements is difficult to predict because of the increasing complexity of the Company's technology, software product solutions and underlying development and testing processes; (ii) changes in the Company's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns; (iii) enterprise transactions often involve both software products that are then currently deliverable, as well as software products that are still under development; to the extent the Company enters into a license agreement for the provision of both software product categories, the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions and terminology consistent with generally accepted accounting principals to permit any revenue recognition under the license agreement; (iv) enterprise transactions may grant rights to process data across complex, widely distributed computing environments. Due to a variety of factors including differences in relational database product performance across wide area networks, differences in speed of various communication links, differences in hardware platform performance, and other factors, there is a limited ability to accurately predict product performance under certain of these environments. To the extent the Company enters into a license agreement with an enterprise customer incorporating such non-standard acceptance criteria which includes various on-line and batch performance measures within such environments, revenue recognition could be postponed pending verification of the performance capabilities within the operating environment; and (v) all of the above factors, as well as other specific requirements under recently published proposed generally accepted accounting standards for software revenue recognition create circumstances under which the Company must have very precise contractual language in order to recognize revenue upon initial product delivery. Although the Company has a standard license agreement which meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions which permit recognition of revenue at the time of delivery or even under a percentage of completion method.

         Services revenues have varied from quarter to quarter due to changes in levels of consulting activity and the related satisfaction of significant license agreement milestones, and seasonality in training revenues which tend to lag license revenues by approximately one quarter.

         Possible Adverse Effects of Recent Securities Issuances. In connection with its recent acquisition of Red Pepper Software Company (the "Acquisition") and PMI, the Company issued 5,779,242 shares of common and assumed options to purchase 540,847 shares of common stock, which may be disposed of from time to time on the open market. A significant portion of the shares issued in the Acquisition have been subject to trading restrictions which lapsed on or about February 7, 1997. Also, the Company has outstanding warrants to purchase 4,000,000 shares of its common stock which have exercise prices below the current market price of the common stock. The exercise of these warrants and resale of the underlying shares or the sale of the shares issued in the Acquisition could adversely affect the market price of the Company's common stock. All share amounts in this section have been adjusted where necessary to reflect a 2-for-1 stock split effected by PeopleSoft in November 1996.

         Operating Leverage. Consistent with many companies in the software industry, the Company's business model is characterized by a very high degree of operating leverage. Employee and facility related expenditures comprise a significant portion of the Company's operating costs and expenses, and are therefore, relatively fixed at least over the short term. In addition, the Company's expense levels are based, in significant part, on the Company's expectations as to near term future revenue levels. If revenue levels fall below expectations, net income is likely to be disproportionately adversely effected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Due to the foregoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Uneven Patterns of Quarterly Operating Results. Although the Company's 1997 operating budget is based on projections of a material increase in total revenues over the corresponding actual results for 1996, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, affected by such trends in the future. Seasonal patterns of revenue achievement can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies.

         Future Operating Results Uncertain. Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained. During the first half of 1997, the Company will be realigning its North America sales organization into industry focused independent business units. While the Company believes such alignment will benefit sales in the long term, short term sales managment issue may arise which would impact license revenues during the transition period. In addition, the Company continues to evaluate opportunities to enhance and expand its technology and product offerings through potential partnerships, licenses or acquisitions which may, in the short term, negatively impact costs, expenses and earnings per share.

         International Operations. The Company has utilized, and will continue to utilize substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including some of those in which the Company operates, are often higher than in the United States. In order to increase international sales in 1997 and subsequent periods, the Company must continue to globalize its software product lines, expand existing, as well as establish additional, foreign operations, hire additional personnel, identify suitable locations for sales, marketing, customer service and development, and recruit international distributors and resellers in selected territories. In the event international expansion and/or product globalization are not successful, it is likely to have a negative impact on the Company's operating results.

         The Company's sales through its foreign operations are generally denominated in each respective subsidiary's functional currency. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuations in the foreign currency transaction and translation gains and losses in future periods. In the future, the Company expects to have an increased amount of non-U.S. dollar denominated license agreements and intends to implement hedging programs designed to mitigate the potential adverse impact of exchange rate fluctuations.

         Competition. The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, manufacturing application software vendors, supply chain management application software vendors, financial management system and HRMS application software vendors, and software tools vendors. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technology factors, enterprise product breadth and individual product features, service reputation, product flexibility, ease of implementation, international product version availability and support, and price.

         In the enterprise application software market, PeopleSoft faces significant competition from SAP, Oracle and Baan and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS is a supported platform underlying a significant share of PeopleSoft's installed applications.

         In the manufacturing software application markets, in which PeopleSoft has recently begun competing, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as QAD, Ross Systems and J.D. Edwards and a large number of niche competitors already in the manufacturing market.

         PeopleSoft also faces competition from providers of HRMS software products including Cyborg, Lawson, Integral, InPower and Ceridian, and from providers of financial management systems software products including Hyperion, Computron Software, Inc., Lawson, and other smaller companies. In addition, since June 1992 ADP, and, since August 1995, SMS have the right to sublicense selected PeopleSoft products in competition with PeopleSoft's marketing efforts in selected markets.

         In the emerging supply chain management software solutions market, which is a new market for the Company previously serviced by Red Pepper , PeopleSoft faces several current and potential competitors including: (i) companies such as i2 Technologies, Manugistics, and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software and Cap Logistics; (iii) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring (such as Baan's recent acquisition of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of, advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

         Intense competition could potentially lead to increased price competition in the market, forcing the Company to reduce prices which may result in reduced gross margins and loss of market share by the Company which therefore, could materially adversely affect the Company's business, operating results and financial condition. Therefore, there can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

         Reliance on Proprietary Software Development Tools. The Company's software products include a suite of proprietary software development tools known as "PeopleTools", which are fundamental to the effective use of the Company's software products. While no industry standard exists for software development tools, several companies are focused specifically on providing software development tools and are attempting to establish their software development tools as accepted industry standards. In the event that a software product other than the Company's PeopleTools software product becomes the clearly established and widely accepted industry standard, the Company may need to abandon or modify PeopleTools in favor of such an established standard, may be forced to redesign its software products to operate with such third party's software development tools, or may be faced with the potential sales obstacle of marketing a proprietary software product against other vendors' software products incorporating a standardized software development toolset. Accordingly, in any of these cases, the Company's results of operations could be materially adversely affected. In addition, supply chain management applications marketed by the Company include a suite of proprietary software development tools known as the "ResponseAgent Business Modeler", which face similar risks relative to its proprietary nature.

         Reliance on Third Parties for Sales and Marketing. A key aspect of the sales and marketing strategy for the Company is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be materially adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommendation alternative for integrators who both provide selection advice and generate consulting fees from customers by providing implementation services. Due to the foregoing factors, it is reasonably possible that in a future quarter or quarters the Company's operating results could fall short of the published expectations of certain public market financial analysts.

         Complexity of Software Products and Product Development. PeopleSoft's software products can be licensed for use with the following RDBMSs and run on the following operating systems: Centura SQLBase (Windows 95 single user version only and NT), IBM's DB2 ( MVS/ESA or OS/3 using connectivity products from Centura or Sybase and separately, AIX and OS/400), Informix INFORMIX-OnLine Dynamic Server (AIX, Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX, DC/Osx, IRIX, SCO Open Server, Reliant Unix, NT, SGI and HP-UX), Microsoft SQL Server NT version 6.5, Oracle (NT and over 10 versions of
Unix), and Sybase's System 11 (Digital Unix, HP- UX, AIX and Solaris). In addition, the Company is in the process of porting its PeopleTools to Apple's native Macintosh family of computers. No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace. If the customer decides to switch to other PeopleSoft supported RDBMS or hardware platforms, user disruption is usually minimized because only the "back-end" database changes, while the "front-end" application remains the same. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

         Beginning with Release 6, the Company integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, additional Tuxedo features will be integrated to allow applications to run on a distributed basis using a multi-tiered client/server architecture. Congos' Powerplay product will be also bundled to incorporate desktop OLAP capabilities. Such enhancements may be critical to the competitiveness of the Company's products in the future, and will generate incremental revenue for PeopleSoft. Integration of these and other products is complex and no assurance can be made that these efforts will be successful or result in significant product enhancements.

         Software programs as complex as those offered by the Company are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new releases are thereafter released. Despite testing by the Company and by third-parties, errors or system performance issues may arise with the possible result of reduced acceptance of the Company's software products in the marketplace. Due to the increasing number of possible combinations of vendor hardware platforms, operating systems and updated versions, PeopleSoft application software products and updated versions, and RDBMS platforms and updated versions, the effort and expense of developing, testing and maintaining these software product lines in an increasing number of combinations will increase, and the ability to develop consistent product performance characteristics across all of these combinations could place a significant strain on the Company's development resources and product release schedules.

         Reliance on Single Client Interface. At the present time, the Company supports client (workstation) platforms exclusively utilizing Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of PeopleSoft's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be materially adversely effected. If a new user interface were to gain broad acceptance in the marketplace, there can be no assurance that PeopleSoft's architecture would be compatible with such an interface. In addition, as the Company expands its software product offerings into new vertical markets, the dependency on Microsoft's Windows technology may adversely impact the Company's ability to successfully compete in those markets. For example, failure to support Apple's Macintosh platform could adversely effect PeopleSoft's ability to compete in the higher education market.

         The use of a Web browser (running on either a PC or network computer) to access client/server systems is rapidly emerging as an alternative client to the traditional desktop access through Microsoft Windows based personal computers. The Company has enabled access to its applications through this new emerging client only through the use of one of a number of third party products. However, it is clear that the Company must develop extensions of its PeopleTools technology which would facilitate client access to its applications using a Web browser but without the use of third party solutions. Such client access via the internet will be subject to numerous risks inherent in utilizing the internet including: security, availability and reliability. No assurance can be given concerning the Company's successful development of and support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

         Reliance on Joint Business Arrangement. PeopleSoft has entered into a separate development arrangement ("Development Arrangement") for the purpose of developing a line of student administration software applications (See Note 7 of the "Notes to Consolidated Financial Statements"). Under this Development Arrangement, PeopleSoft is the exclusive remarketer of the developed software products and pays a royalty to the development entity and funding entities based on license fees received from end user licenses of these software products. While the intent of the Development Arrangement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should the Development Arrangement require additional funds to complete development or enhance the software product, there can be no assurance that funds will be available on terms acceptable to the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such acquisition might be accounted for using the purchase method which is likely to result in either or both: a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other tangible assets. Such intangible assets would be amortized in future periods as a cost of operations.

         Application Security Architecture. The Company's application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. The Company has developed a security architecture utilizing the capabilities of its own applications, the client operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third party security products. To date, the Company is not aware of any violations of its application security architecture within its installed base. Although these security features are subject to constant review and enhancement, no assurances can be given concerning the successful implementation of these security features and their effectiveness within a particular customer's operating environment. Should a breach of security or a suspected breach of security occur, the accompanying publicity or any subsequent claims against the Company could have an adverse impact on the demand for the Company's software products and/or cause a decline in the market price of the Company's stock and/or adversely impact the Company's financial results due to lost or delayed closing of software licensing opportunities.

         Intellectual Property and Proprietary Rights. The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect their proprietary information. The Company received its first patent in June 1995 and its second patent in August 1995. In July 1995, the Company received title to a third patent as part of a teaming and development agreement. The Company also has four additional patent applications pending. There can be no assurance that any issued patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

         The Company does not believe that its software products, third party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the property rights of any third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

         Product Liability. The Company's license agreements with their customers contain provisions designed to limit their exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state, local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates the risk of a claim being pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of such software products may increase PeopleSoft's exposure to product liability claims against the Company.

         Growth in Operations. The Company has experienced an extended period of significant revenue growth, growth in the Company's customer base, expansion of its software product lines and supported platforms both through internal development and merger and acquisition, a significant expansion in the number of its employees, and expansion in the geographic scope of its operations.
This growth has resulted in new and increased responsibilities for management personnel, and has placed and is expected to continue to place a significant strain upon the Company's management, operating, and financial controls and resources. To accommodate recent growth, compete effectively, and manage potential future growth, the Company must continue to implement and improve its operational and financial systems, procedures and controls. In addition, the Company must continue to expand, train and manage its employee base. There can be no assurance that the Company will be able to manage this expansion effectively, or that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations.

         Key Personnel. PeopleSoft believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company continues to hire a significant number of additional sales, service and technical personnel. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within various desired geographic locations. It is widely held that the technology industry is at or beyond a condition of full employment. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software.

         Expansion of Facilities. The Company has expanded and plans to continue to significantly expand the number of employees at its corporate headquarters location in Pleasanton, California. The Company acquired a building during 1995 to address office space needs; however, the space is partially occupied by existing tenants and may not be available rapidly enough to meet the Company's needs. In addition, beginning in December 1996, the Company has undertaken development of an additional facility under a lease which will provide substantial new space. However, additional, alternative office space is required to address planned expansion. The commercial real estate market in the Tri-Valley area is constrained by the extremely low rate of new commercial real estate development over the past several years which makes obtaining additional quality office space increasingly difficult. The Company is in the process of attempting to locate and contract for adequate space; however, sufficient office space may not become available to meet the Company's near term needs. There can be no assurance that local facilities will be obtained, that reasonable terms will be obtained or that acceptable financing arrangements may be obtained. Any such failure to obtain local facilities, under commercially reasonable terms, may result in lower employee productivity, constrained hiring plans or increased facility charges which could have a materially adverse impact on the Company's business and operating results.

         Recently, commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a consequence, the Company expects to experience increasing difficulty in obtaining additional space within which to expand its operations. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

         Volatility of Stock Price. As is frequently the case with stock of high technology companies, the market price of PeopleSoft's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by PeopleSoft or its competitors, and macroeconomic conditions in the computer hardware and software industries generally, may have a significant impact on the market price of the stock of PeopleSoft. If revenue or earnings in any quarter fail to meet the expectations (published or otherwise) of the investment community, there could be an immediate impact on PeopleSoft's stock price. In addition, as described in the Possible Adverse Effects of Recent Securities Issuances section above, the Company has issued shares, stock options and warrants which, if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. The Company makes no assurance as to when and if such a short term stock price decline may recover. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of PeopleSoft.

         Investments and Liquidity. The Company's short-term and long-term investments consist primarily of high quality municipal bonds, US government securities, corporate debt securities and tax-advantaged money market instruments. Despite favorable credit ratings on these investments there can be no assurance the issuing agencies will not default on their obligations which may result in losses of principal and accrued interest by PeopleSoft. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash, and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products or technologies and capital expenditures may require additional sources of financing. There can be no assurance that the Company would be able to obtain additional sources of financing or additional financing at terms favorable to the Company.



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is included in Part IV Item 14(a) (1) and (2).



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         Certain information required by Part III is omitted from this Report because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's officers required by this
Item is included in the section in Part I hereof entitled "Personnel." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors - Nominees." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Transactions with Management."

                                    PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of this Report:



          1. Consolidated Financial Statements. The following consolidated financial statements of PeopleSoft, Inc. are filed as part of this report:

                                                                           Page
                                                                           ----

                Report of Independent Auditors                              F-1
                Covered by Report of Independent Auditors:

                Consolidated Balance Sheets at December 31, 1995 and 1996   F-2

                Consolidated Statements of Income for the years ended
                   December 31, 1994, 1995 and 1996                         F-3

                Consolidated Statements of Stockholders' Equity for the
                   years ended December 31, 1994, 1995 and 1996             F-4

                Consolidated Statements of Cash Flows for the years
                   ended December 31, 1994, 1995 and 1996                   F-5

                Notes to Consolidated Financial Statements                  F-6

                Not Covered by Report of Independent Auditors:

                  Supplemental Quarterly Financial Information             F-18



          2.    Consolidated Financial Statements Schedules.  None.



          3.    Exhibits.

                2.1(7)       Agreement and Plan of Reorganization between
                             PeopleSoft, Inc. and Red Pepper Company dated as of September 4, 1996.

                3.1(11)      Restated Certificate of Incorporation of
                             Registrant filed with the Secretary of State of the State of Delaware on May 25, 1996.

                3.2(11)      Certificate of Amendment to Certificate of
                             Incorporation of Registrant filed with the Secretary of State of the State of Delaware on June 17, 1996.

                3.3(12)      Bylaws of Registrant, as amended to date.

                4.1(9)       Stockholder Rights Plan and Preferred Shares
                             Rights Agreement dated February 15, 1995

                10.1(11)(5)  Amended and Restated 1989 Stock Plan and forms of option agreements thereunder.

                10.2(11) 1992 Employee Stock Purchase Plan as amended to date, and form of subscription agreement thereunder.

                10.3(1) 1992 Directors' Stock Option Plan and forms of option agreements thereunder.

                10.4(2,5)    Executive Bonus Plan.

                10.5(3)      Amendment and Restatement of PeopleSoft, Inc.
                             401(K) Plan, dated December 13, 1995, Amendment No.
                             1 dated December 30, 1994, and Amendment No. 2, dated August 25, 1995.

                10.6(1) Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers.

                10.7(3)      Loan Agreement between the Registrant and West
                             America Bank, N.A. dated October 31, 1995.

                10.8(1) Office Lease for 1331 North California Boulevard dated July 23, 1990 between the Registrant and 1333
                             North California Boulevard, a California limited partnership, as amended by the First Amendment to Lease dated April 24, 1991 and the Second Amendment to Lease dated June 17, 1992 and related Lease
                             Guarantees dated July 26, 1990 and June 14, 1991 between 1333 North California Boulevard and David
                             A. Duffield.

                10.9(1) Lease dated July 24, 1992 between the Registrant and Glen Pointe Associates.

                10.12(1,6)   Software License and Support Agreement dated June
                             23, 1992 between the Registrant and ADP, Inc., as
                             amended by Amendment No. 1 dated September 30,

                10.18(2) Lease dated June 23, 1993 between the Registrant and Westbrook Corporate Center.

   10.19(2)  Lease dated January 17, 1994 between the Registrant and R-H
             Associates Bldg. III Corp.

   10.20(2)  Lease dated March 10, 1994 between the Registrant and Rosewood
             Associates.

   10.21(3)  Contract of Sale and Escrow Instructions between the Company and
             Rosewood Owner of California (B) LLC, a California limited liability company, dated October 4, 1995.

   10.22(4)  Warrant Agreement between the Registrant and The First National
             Bank of Boston, as Warrant Agent, dated October 30, 1995.

   10.23(4)  Warrant Purchase Agreement between the Registrant and Goldman,
             Sachs & Co. dated October 30, 1995.

   10.24(4)  Registration Rights Agreement between the Registrant and Goldman,
             Sachs & Co. dated October 30, 1995.

   10.25(8)  Amendment No. 2 dated September 28, 1994, Amendment No. 3 dated
             September 21, 1995 and Amendment No. 4 dated December 28, 1995 to the Software License and Support Agreement dated June 23, 1992 between the Registrant and ADP, Inc. (Confidential treatment requested for Amendment No. 2 and No. 4 only).

   10.26(8) Amended Software Development Agreement dated December 22, 1995 between the Registrant and Solutions for Education Administrators, Inc.

   10.27(8)  Exclusive Marketing and Distribution Agreement dated December 22,
             1995 between the Registrant and SIS Development LLC ("SIS").

   10.28     Amendment No. 1 dated September 19, 1994, Amendment No. 2 dated May
             15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated
             March 10, 1994 between the Registrant and Rosewood Associates.

   10.29(8)  Systems Integrator Agreement dated August 25, 1995 between the
             Registrant and Shared Medical Systems Corporation.

   10.32     Lease dated December 4, 1996 between the Registrant and Lease Plan
             North America, Inc.

   10.33 Purchase Agreement dated October 22, 1996 between the Registrant and Norwest Equity Partners IV, L.P.

   10.34(10) Red Pepper Software Company 1993 Stock Option Plan and forms of stock option agreements thereunder.

   11.1      Computation of per share earnings.

   21.1      Subsidiaries.

   23.1      Consent of Independent Auditors.

   24.1      Power of Attorney (see page 32).

   27.1      Financial Data Schedule

----------------------------

(1) Incorporated by reference to the exhibit having the same number filed with the Registrant's Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and the Registrant's Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which Registration Statement became effective May 24, 1993.

(2) Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on December 15,1995.

(4) Exhibits 10.22, 10.23, and 10.24 are incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, filed with the Company's Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995.

(5) This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

 (6) Confidential treatment previously granted.

 (7) Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-4 filed with the Securities and Exchange Commission on October 4, 1996.

 (8) Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (9) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-A filed with the Securities and Exchange Commission on February 15, 1995.

(10) Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-8 filed with the Securities and Exchange Commission on October 24, 1996.

(11) Incorporated by reference to exhibits filed with the Company's Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996.

(12) Incorporated by reference to exhibits filed with the Company's Form 10-K/A (No. 000-20710) filed with the Securities and Exchange Commission on October 18, 1996.

     (b)   Reports on Form 8-K.   None

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  PEOPLESOFT, INC.



                  By:   /s/ Ronald E. F. Codd
                        ---------------------
                        Ronald E. F. Codd, Senior Vice President of Finance and Administration and Chief Financial Officer

Dated:  March 28, 1997



                               POWER OF ATTORNEY



   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, David A. Duffield and Ronald E. F. Codd, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                         Title                                     Date
         /s/ David A. Duffield             President, Chief Executive Officer        March 28, 1997
         -----------------------------     and Director (Principal Executive Officer)
         David A. Duffield



         /s/ Ronald E. F. Codd             Senior Vice President of Finance and      March 28, 1997
         -----------------------------     Administration and Chief Financial
         Ronald E. F. Codd                 Officer (Principal Financial and
                                           Accounting Officer)



         /s/ Dr. Edgar F. Codd             Director                                  March 28, 1997
         -----------------------------
         Dr. Edgar F. Codd



         /a/ Albert W. Duffield            Director                                  March 28, 1997
         -----------------------------
         Albert W. Duffield



         /s/ A. George Battle              Director                                  March 28, 1997
         -----------------------------
         A. George Battle



         /s/ George J. Still, Jr.          Director                                  March 28, 1997
         -----------------------------
         George J. Still, Jr.



         /s/ Cyril J. Yansouni             Director                                  March 28, 1997
         -----------------------------
         Cyril J. Yansouni




                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
PeopleSoft, Inc.



   We have audited the accompanying consolidated balance sheets of PeopleSoft, Inc. at December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PeopleSoft, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Walnut Creek, California
January 31, 1997

                                                            ERNST & YOUNG LLP

                                PEOPLESOFT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                           December 31,
                                                                                  -------------------------------
                                                                                    1995                  1996
                                                                                  ---------            ----------
 ASSETS
 Current assets:
    Cash and cash equivalents                                                      $ 90,682             $169,875
    Short-term investments                                                           37,687               27,138
    Accounts receivable, less allowance for doubtful
       accounts of $4,765 in 1995 and $7,423 in 1996                                100,151              163,676
    Deferred income taxes                                                            16,120               28,246
    Other current assets                                                              5,944                7,703
                                                                                   --------             --------
          Total current assets                                                      250,584              396,638
 Property and equipment, at cost:
    Computer equipment                                                               38,642               74,706
    Furniture and fixtures                                                           14,223               22,233
    Leasehold improvements                                                            5,150               18,485
    Building                                                                         17,288               17,368
    Land                                                                              7,487                7,487
                                                                                   --------             --------
                                                                                     82,790              140,279
    Less accumulated depreciation and amortization                                  (18,475)             (43,581)
                                                                                   --------             --------
                                                                                     64,315               96,698
 Investments                                                                              -               18,270
 Deferred income taxes                                                                    -               13,302
 Capitalized software, less accumulated amortization                                  7,342               11,173
 Other assets                                                                             -                3,999
                                                                                   --------             --------
                                                                                   $322,241             $540,080
                                                                                   ========             ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                               $ 12,035             $ 19,630
    Accrued liabilities                                                              14,250               27,498
    Accrued compensation and related expenses                                        24,960               37,681
    Income taxes payable                                                             11,779               18,771
    Deferred revenue                                                                 98,123              183,252
                                                                                   --------             --------
          Total current liabilities                                                 161,147              286,832
 Commitments and contingencies
 Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized;
       none issued or outstanding                                                         -                    -
    Common stock, $.01 par value, 160,000,000 shares authorized;
       shares issued and outstanding:  1995 - 103,491,000 and
       1996 - 107,639,000                                                             1,034                1,076
    Additional paid-in capital                                                      106,615              162,691
    Accumulated foreign currency translation adjustment                                (264)                 (89)
    Retained earnings                                                                53,709               89,570
                                                                                   --------             --------
          Total stockholders' equity                                                161,094              253,248
                                                                                   --------             --------
                                                                                   $322,241             $540,080
                                                                                   ========             ========


                            See accompanying notes.

                                PEOPLESOFT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                                   Years Ended December 31,
                                                                            ---------------------------------------
                                                                              1994           1995           1996
                                                                            --------       --------       ---------
Revenues:
  License fees                                                              $ 68,580       $137,808       $252,799
  Services                                                                    44,503         94,331        197,253
                                                                            --------       --------       --------
Total revenues                                                               113,083        232,139        450,052
Costs and expenses:
  Cost of license fees                                                         6,817          8,503         12,357
  Cost of services                                                            26,740         56,789        118,906
  Sales and marketing                                                         35,844         70,052        135,757
  Product development                                                         15,318         38,625         70,653
  General and administrative                                                   8,167         16,182         27,162
  In-process research and development and acquisition costs                        -              -         29,393
                                                                            --------       --------       --------
 Total costs and expenses                                                     92,886        190,151        394,228
                                                                            --------       --------       --------
Operating income                                                              20,197         41,988         55,824
Other income, interest expense and other                                       2,192          4,149          5,888
                                                                            --------       --------       --------
Income before income taxes                                                    22,389         46,137         61,712
Provision for income taxes                                                     9,308         18,799         25,851
                                                                            --------       --------       --------
Net income                                                                  $ 13,081       $ 27,338       $ 35,861
                                                                            ========       ========       ========
Net income per share                                                        $   0.12       $   0.24       $   0.30
                                                                            ========       ========       ========
Shares used in per share computation                                         106,442        114,062        120,032
                                                                            ========       ========       ========


                            See accompanying notes.

                                PEOPLESOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)



                                                                              Accumulated
                                                                                Foreign
                                                                 Additional       Currency                         Total
                                           Common Stock            Paid-in      Translation      Retained     Stockholders'
                                        ----------------------
                                         Shares       Amount       Capital      Adjustment       Earnings        Equity
                                        -------   ------------  -----------    ------------      --------     ------------
Balances at December 31, 1993            94,418        $ 944     $ 57,834           $ (14)        $13,290         $72,054
   Exercise of common stock options
      and issuances under stock
      purchase plan                       2,878           28        2,218               -               -           2,246
   Proceeds from sale of Red Pepper
      common and preferred stock          1,920           20        2,705               -               -           2,725
   Tax benefits from employee stock
      transactions                            -            -        4,592               -               -           4,592
   Translation adjustment                     -            -            -            (118)              -            (118)
   Net income for the year                    -            -            -               -          13,081          13,081
                                        -------       ------     --------           ------        -------        --------
Balances at December 31, 1994            99,216          992       67,349            (132)         26,371          94,580
   Exercise of common stock options
      and issuances under stock
      purchase plan                       2,820           28        5,071               -               -           5,099
   Proceeds from sale of Red Pepper
      common and preferred stock          1,455           14        5,069               -               -           5,083
   Issuance of warrants                       -            -       21,793               -               -          21,793
   Tax benefits from employee stock
      transactions                            -            -        7,333               -               -           7,333
   Translation adjustment                     -            -            -            (132)              -            (132)
      Net income for the year                 -            -            -               -          27,338          27,338
                                        -------       ------     --------           ------        -------        --------
Balances at December 31, 1995           103,491        1,034      106,615             (264)        53,709         161,094

   Exercise of common stock options
      and issuances under stock
      purchase plan                       3,790           38       15,053                -              -          15,091
     Acquisition of PMI                     358            4       22,042                -              -          22,046
     Tax benefits from employee stock
      transactions                            -            -       18,981                -              -          18,981
     Translation adjustment                   -            -            -              175              -             175
     Net income for the year                  -            -            -                -         35,861          35,861
                                        -------       ------     --------           ------        -------        --------
Balances at December 31, 1996           107,639       $1,076     $162,691           $  (89)       $89,570        $253,248
                                        =======       ======     ========           ======        =======        ========




                            See accompanying notes.

                                PEOPLESOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                       Years Ended December 31,
                                                               -----------------------------------------
                                                                 1994             1995             1996
                                                               -------          -------         --------
OPERATING ACTIVITIES
Net income                                                     $13,081          $27,338         $ 35,861
Adjustments to reconcile net income to net cash provided (used)
   by operating activities, net of acquired companies:
      Depreciation and amortization                              7,335           11,540           26,691
      Provision for doubtful accounts, net of write-offs and       953            2,860            2,597
          recoveries
      Provision for deferred income taxes                       (4,110)          (7,790)         (25,428)
      In-process research and development costs and acquisition
          costs                                                      -                -           26,509

      Changes in operating assets and liabilities:
          Accounts receivable                                  (15,463)         (51,908)         (65,840)
          Other current assets                                  (2,108)          (2,896)          (1,093)
          Other noncurrent assets                                    -                -           (7,245)
          Accounts payable and accrued liabilities               8,176           12,841           15,214
          Accrued compensation and related expenses              4,559           16,494           12,545
          Deferred revenue                                      25,418           45,772           85,129
          Income taxes payable                                   4,726            5,454            6,992
          Tax benefits from employee stock transactions          4,592            7,333           18,981
                                                              --------          -------         --------
Net cash provided by operating activities                       47,159           67,038          130,913
INVESTING ACTIVITIES
Purchase of available-for-sale investments                     (47,394)         (69,571)         (29,157)
Sale of available-for-sale investments                          52,213           58,596           21,434
Purchase of property and equipment                             (18,340)         (54,318)         (57,086)
Additions to capitalized software, net                          (3,545)          (5,631)          (2,568)
Acquisitions, net of cash acquired under the purchase method         -                -              391
                                                              --------          -------         --------
Net cash used in investing activities                          (17,066)         (70,924)         (66,986)
FINANCING ACTIVITIES
Net proceeds from sale of common stock and exercise of common
      stock options                                              2,246            5,099           15,091
Proceeds from sale of Red Pepper common and preferred stock      2,725            5,083                -
Net proceeds from the issuance of warrants                           -           21,793                -
                                                              --------          -------         --------
   Net cash provided by financing activities                     4,971           31,975           15,091
Effect of foreign exchange rate changes on cash                   (118)            (132)             175
                                                              --------          -------         --------
Net increase in cash and cash equivalents                       34,946           27,957           79,193
Cash and cash equivalents at beginning of period                27,779           62,725           90,682
                                                              --------          -------         --------
Cash and cash equivalents at end of period                    $ 62,725          $90,682         $169,875
                                                              ========          =======         ========


                            See accompanying notes.

                                PEOPLESOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         PeopleSoft, Inc. (the "Company") designs, develops, markets, licenses and supports a family of client/server enterprise application software products, including manufacturing, distribution, financial, and human resource management systems. The Company also provides services such as maintenance, training, installation, consulting and product support services. Customers consist primarily of large and medium sized organizations including corporations, higher education institutions, non-profit entities and federal, state and local government agencies. The Company's business is predominately based in the United States. It does not have a concentration of credit or operating risk in any one industry or any one geographic region within the United States.

BASIS OF PRESENTATION

         As more fully described in Note 10, on October 16, 1996 the Company merged with Red Pepper Software Company ("Red Pepper"). The merger was accounted for as a pooling-of-interests and the historical consolidated financial statements of PeopleSoft for prior periods have been restated to include the financial position, results of operations and cash flows of Red Pepper.

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Despite management's best effort to establish good faith estimates and assumptions, actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

         Cash equivalents are highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase and are stated at amounts which approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations, municipalities and the U.S. Government.

         The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Accordingly, at December 31, 1995 and 1996 the Company has classified all of its debt securities as available-for-sale, the components of which are as follow (in thousands):





                                                        1995               1996
                                                      -------            --------
                 State and Local Municipalities       $47,199            $ 79,898
                 US Government                         12,831               2,500
                 Corporate                             18,745              25,605
                                                      -------            --------
                                                      $78,775            $108,003
                                                      =======            ========




         Unrealized gains and losses at December 31, 1995 and 1996 and realized gains and losses for the years then ended were not material. The cost of securities sold is based on the specific identification method.

         At December 31, 1995 and 1996, $41.1 million and $62.6 million of debt securities were included in cash equivalents, $37.7 million and $27.1 million were included in short term investments, respectively. At December 31,

1996, $18.3 million of debt securities were included in long term investments, with a maturity date from one year to 18 months. All other cash was held in bank demand deposits.

ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues and unbilled receivables, which include accrued license fees and accrued services. The Company does not require collateral for its receivables. Reserves are maintained for potential credit losses. Actual losses may differ from the Company's estimates which could have a material impact on the Company's future results of operations. The principle components of accounts receivable were as follows at December 31, (in thousands):



                                                                         1995              1996
                                                                      ---------         --------
                                Billed Receivables                    $ 51,750          $ 94,343
                                Unbilled Receivables                    53,166            76,756
                                                                      --------          --------
                                                                       104,916           171,099
                                Allowance for doubtful accounts         (4,765)           (7,423)
                                                                      --------          --------
                                                                      $100,151          $163,676
                                                                      ========          ========

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization is computed using the straight-line method over estimated useful lives of two to three years for computer equipment, five to ten years for furniture and fixtures, the shorter of lease term or the useful life of the asset for leasehold improvements and 30 years for buildings. Intangible assets are amortized over a three to five year life.

CAPITALIZED SOFTWARE

         The Company capitalizes software purchased from third parties if the related product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years.
In addition, the Company capitalizes certain internally incurred costs, consisting of salaries, related payroll taxes and benefits, and an allocation of indirect costs related to developing computer software products. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies.
Upon the general release of the product to customers, capitalization ceases and such costs are amortized (using straight line) on a product by product basis over the estimated life which is generally three years. All other research and development expenditures are charged to research and development expense in the period incurred.

         Capitalized software costs and accumulated amortization at December 31, 1994, 1995 and 1996 and related software amortization expense (included in cost of license fees) for the years then ended were as follows (in thousands):



                                                  1994          1995           1996
                                                -------       -------        -------
Capitalized software:
      Internal development costs                $ 4,573       $ 7,016        $10,737
      Purchased from third parties                1,949         5,137          6,832
                                                -------       -------        -------
                                                  6,522        12,153         17,569
Accumulated amortization                         (3,089)       (4,811)        (6,396)
                                                -------       -------        -------
                                                $ 3,433       $ 7,342        $11,173
                                                =======       =======        =======
Amortization expense                            $ 2,042       $ 1,722        $ 1,585
                                                =======       =======        =======

         During 1995, the Company acquired certain manufacturing software from Andersen Consulting for $4.0 million for use in its manufacturing software products. Upon the acquisition of PMI, and the subsequent general availability of PMI's manufacturing software product line in December 1996, the Company determined that the manufacturing software acquired from Andersen was redundant and expensed the balance, at December 31, 1996, (see Note 10). Also, as part of the acquisition of PMI, the Company allocated $6.5 million to developed software costs which will be amortized over five years.

DEFERRED REVENUE

         Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. The principle components of deferred revenue at December 31, 1995 and December 31, 1996 were as follows (in thousands):



                                       1995             1996
                                     -------          --------
License Fees                         $21,706          $ 34,224
Maintenance                           50,346           104,257
Training                              17,264            30,607
Other services                         8,807            14,164
                                     -------          --------
                                     $98,123          $183,252
                                     =======          ========

REVENUE RECOGNITION

         The Company licenses software under noncancellable license agreements and provides services including maintenance, training, installation, consulting and support services. License fee revenues are generally recognized when a noncancellable license agreement has been signed, the product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. The Company allocates a portion of contractual license fees to post-contract support activities covered under the contract including first year maintenance and product support services, installation assistance and limited training services. Revenues from maintenance agreements for maintaining, supporting and providing periodic upgrades are recognized ratably over the maintenance period, which in most instances is one year. Revenues for training and consulting services are recognized as services are performed. Revenue and profits under contracts requiring significant customization are recognized using the percentage-of-completion method of contract accounting based on the ratio of incurred costs to total estimated costs.

INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

FOREIGN CURRENCY TRANSLATION

         The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to long term assets and liabilities located outside the United States are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in Other income, interest expense and other in the Consolidated Statement of Income. Through 1996, such gains and losses have not been significant.

PER SHARE DATA

         In connection with the restatement of the historical consolidated financial statements for the pooling-of-interests with Red Pepper, net income per common share for all periods presented has been restated to reflect the conversion of Red Pepper preferred stock, common stock, warrants and stock options to equivalent PeopleSoft weighted shares outstanding. The net income per share for all prior periods presented also reflects restatement for the two-for-one stock split in November 1996. The net income per common share is computed based on weighted average number of common shares outstanding and the effect of dilutive common stock equivalents, consisting of outstanding stock options and warrants, computed using the treasury stock method.

STOCK-BASED COMPENSATION

         In October 1995, the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and is effective for the year ending December 31, 1996. As permitted by SFAS 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has made the pro forma disclosures required by SFAS 123 for the year ending December 31, 1996 in Note 4.

NEWLY ISSUED ACCOUNTING STANDARDS

         The FASB issued Statement No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to discontinue recognizing financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the consolidated financial statements.



2. BANK CREDIT AGREEMENT



         The Company has an unsecured bank credit agreement, expiring in July 1997, which provides a credit line for working capital advances of up to $30 million. The Company has no working capital advances through December 31, 1996. A sub-limit within this line provides for issuance of letters of credit of up to $15 million secured by cash deposits. Interest on borrowings under the credit line is set at one month LIBOR (effective the first day of the following month based on a 5 day average for the third week of the preceding month as published in the Wall Street Journal. The rate was 5.375% at December 31, 1996) plus 125 basis points, or alternatively, at the bank's index rate (8.25% at December 31, 1996). The Company may elect which interest rate option to borrow under. Among other provisions, the agreement requires the Company to maintain certain minimum financial ratios.



3.       COMMITMENTS AND CONTINGENCIES



         The Company leases office facilities under operating leases which require the Company to pay operating costs, including property taxes, insurance and maintenance. The Company also leases certain computer equipment under operating leases. Computer leases require the return of the equipment or payment of residual values; residual values, which approximate fair values, are not material to the consolidated financial statements.

         Future minimum operating lease payments for the years ending December 31, are due as follows (in thousands):



1997                            $14,025
1998                              9,222
1999                              7,900
2000                              5,445
2001                              4,975
Thereafter                        4,450
                                -------
                                $46,017
                                =======


         Rent expense amounted to approximately $3.4 million, $6.9 million and $9.8 million in 1994, 1995 and 1996, respectively.

         In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. The lessor has committed to fund up to a maximum of $70.0 million for construction of the facility. Payments under this lease are anticipated by Management to commence in the first quarter of 1998. The interest rate charged on amounts funded is LIBOR plus 0.625% as measured on the date of each funding or rollover. At each funding or rollover date, the Company has its choice of term and LIBOR rate (1 month, 2 months, 3 months, 6 months, 9 months or 12 months) applicable to each tranche at the date the respective funding amount is requested and approved. The Company has an option to renew the lease for an additional three years, subject to certain conditions. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to a specified percentage of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants.

         Under certain software license agreements, the Company is required to maintain surety bonds and/or letters of credit benefiting third party customers which may be drawn against if the Company fails to perform its contractual obligations. At December 31, 1996, one such surety bond for $4.2 million with a final maturity date of July, 2000, and one letter of credit for $991,000 which expires in April 1998 were outstanding pursuant to customer license contracts. In addition, the Company had a $27,000 letter of credit outstanding under its bank credit agreement at December 31, 1996.

         The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the results of operations of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.



4.       STOCKHOLDERS' EQUITY



REDEEMABLE PREFERRED STOCK

         Under a stockholder rights plan established in 1995, every share of common stock carries the right (a "Right"), under certain circumstances, to purchase equity securities of the Company or an acquiring company. Ten days after a tender offer or acquisition of 20 percent or more of the Company's common stock, each Right may be exercised for $45 to purchase one one-thousandth of one share of the Company's Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition, each Right entitles the holder to purchase common stock of the Company with a fair value of $90 or, in certain circumstances, securities of the acquiring company for $45. Each Right expires in February 2005, and, during specified periods, the Company may redeem or exchange each Right for $.00025 or one share of common stock, respectively.

COMMON STOCK

         In November 1996, the Company's common stock was split two for one. All share and per share amounts applicable to prior periods have been restated to reflect the split. At December 31, 1996, 37,804,409 authorized but unissued shares of common stock were reserved for issuance under the Company's stock plans and for outstanding warrants.

STOCK PLANS

1992 EMPLOYEE STOCK PURCHASE PLAN

         Under the 1992 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to the lesser of 10% of an employee's compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 3,000,000 shares of common stock have been reserved for issuance under this plan of which 1,855,938 shares have been issued through December 31, 1996. Under this plan, 486,272 shares, 515,784 shares and 434,978 shares were issued in 1994, 1995 and 1996, respectively. In January 1997, 178,908 shares were issued in connection with the offering period ended December 31, 1996. Subsequent six month offering periods will commence on each January 1 and July 1.

1989 STOCK PLAN

         Pursuant to the 1989 Stock Plan, incentive and non-qualified stock options to purchase shares of the Company's common stock may be granted, and 49,800,000 shares have been reserved for issuance under this Plan. The exercise price of each incentive and non-qualified stock option shall not be less than 100% and 85%, respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 20% per year from the date of grant.

1993 RED PEPPER SOFTWARE COMPANY PLAN

         Pursuant to the 1993 Red Pepper Software Company Plan, incentive stock options or nonqualified stock options were granted to employees, directors, and consultants of Red Pepper. Exercise prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options were established at not less than 85% of the fair value of the common stock at the date of grant. Vesting was established by the Red Pepper Board of Directors and occurs over a four or five year period not to exceed five years from the date of grant. The options expire ten years after the date of grant. In connection with the merger of PeopleSoft and Red Pepper as described in Note 10, PeopleSoft assumed all of the outstanding stock options of Red Pepper (adjusted for the merger common exchange ratio of 0.20589). As of the date of the merger, 540,847 shares of PeopleSoft common stock were reserved for issuance upon the exercise of options assumed in connection with the business combination.

COMBINED OPTION ACTIVITY

         Option activity under the 1989 Stock Plan, including the 1993 Red Pepper Software Company Plan stock options assumed by PeopleSoft as a result of the merger, is as follows for the years ended December 31:



                                                          Weighted
                                                      Average Exercise
                                                           Price             Shares
                                                        -------------     ----------
Balances at December 31, 1993                             $ 0.556         11,538,658

Granted                                                     4.442         5,789,174
Exercised                                                   0.239        (2,400,224)
Canceled                                                    4.654          (481,100)
                                                          -------        ----------
Balances at December 31, 1994                               2.029        14,446,508
Granted                                                    10.516         6,034,462
Exercised                                                   1.041        (2,305,020)
Canceled                                                   13.519          (327,076)
                                                          -------        ----------
Balances at December 31, 1995                               4.815        17,848,874
Granted                                                    25.366         5,538,768
Exercised                                                   2.311        (3,355,453)
Canceled                                                   18.205          (551,874)
                                                          -------        ----------
Balances at December 31, 1996                             $11.102        19,480,315
                                                          =======        ==========



         The exercise prices for the above grants range from $0.0021 to $47.938. At December 31, 1996, options to purchase 6,861,747 shares were exercisable and options for 11,980,032 shares were available for grant. The income tax benefits from employee stock transactions have been recorded as an increase in additional paid-in capital.

1992 DIRECTORS' STOCK OPTION PLAN

         Under the 1992 Directors' Stock Option Plan, directors who are not officers or employees may receive nonstatutory options to purchase shares of common stock. A total of 1,200,000 shares of common stock have been reserved for issuance under this plan and, as of December 31, 1996, options to purchase 272,000 shares with exercise prices of $3.5325 to $21.50 per share have been granted. Under this plan, 96,000, 88,000, and 24,000 options were issued in 1994, 1995 and 1996, respectively. At December 31, 1996, options to purchase 8,000 were exercisable and options for 928,000 shares were available for grant.

STOCK-BASED COMPENSATION

         As permitted under SFAS 123, the Company has elected to continue to follow APB 25 in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options awarded are equal to the fair market value of the underlying security on the grant date.

         Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The Company has plans which award employees stock including: Stock options ("Options") generally granted during the annual review and salary adjustment cycle, and the ESPP. Both of these plans are discussed in this Note above. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:



                                      Options                          ESPP
                                ---------------------          ---------------------
                                1995           1996            1995           1996
                                ----           ----            ----           ----
Expected life (in years)        3.55           3.51            0.49           0.49
Expected volatility             0.40           0.38            0.45           0.40
Risk free interest rate         6.80%          5.71%           6.09%          5.23%



         For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company's pro forma information follows (in thousands except for income per share information):



                                                       1995             1996
                                                    ---------        ---------
Net income                   As reported            $  27,338        $  35,861
                                                    =========        =========
                             Pro forma              $  20,476        $  16,072
                                                    =========        =========
Primary income per share     As reported            $     .24        $    0.30
                                                    =========        =========
                             Pro forma              $     .19        $    0.14
                                                    =========        =========

         Because SFAS 123 is applicable only to stock based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

         The weighted-average fair value of options granted during 1995 and 1996 was $ 3.88 and $ 9.54 per share, respectively. The weighted-average fair value of the ESPP during 1995 and 1996 was $ 3.10 and $ 7.12 per share, respectively.



                                    Options Outstanding                             Options Exercisable
                       ---------------------------------------------           ------------------------------
                                       Weighted
                                        Average
                                       Remaining         Weighted
Range of Exercise      Number of      Contractual        Average                             Weighted Average
     Prices             Shares       Life (years)     Exercise Price            Number        Exercise Price
-----------------      ---------     ------------     --------------           -------       ----------------
$  0.01 -  3.97        6,092,711         5.16            $ 0.99                  4,081,639       $ 0.87
   4.03 -  9.56        4,940,880         7.55              5.40                  1,976,352         5.36
      11.06            3,174,934         8.25             11.06                    634,988        11.06
  12.38 - 23.75        1,093,842         8.81             18.81                    176,768        20.37
  26.13 - 28.75        3,851,000         9.25             28.73                          -          -
  31.50 - 45.75          598,948         9.70             33.74                          -          -
                      ----------                                                 ---------
                      19,752,315                                                 6,869,747
                      ==========                                                 =========


WARRANTS

         In November 1995, the Company received $21.8 million in cash through the private placement of warrants to purchase an aggregate of 4,000,000 shares of the Company's common stock. Upon notice of exercise by the holders of the warrants, the Company, at its option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds, issuing a net amount of shares with no cash proceeds, or purchasing the warrants for an amount equal to the difference between the common stock's then fair market value of the common stock and the warrant exercise price. The warrants are exercisable by the holders at any time at the following prices and expire in October or November of the following years:



                                      Year of Expiration     Number of Shares      Exercise Price
                                      -----------------      ----------------      --------------
                                             1997               800,000                $27.50
                                             1998               800,000                $27.50
                                             1998               800,000                $33.75
                                             1999               800,000                $33.75
                                             1999               800,000                $38.75




5.       INCOME TAXES



         The provision for income taxes consisted of the following components for the years ended December 31, (in thousands):



                                                                              1994             1995               1996
                                                                            --------         --------            -------
                          Current:
                                   Federal                                  $10,986           $20,964           $37,396
                                   State                                      2,050             5,387            10,545
                                   Foreign                                      382             1,417             3,338
                                                                            -------           -------           -------
                                                                             13,418            27,768            51,279
                                                                            -------           -------           -------
                          Deferred:
                                   Federal                                   (3,278)           (7,546)          (20,240)
                                   State                                       (832)           (1,423)           (5,188)
                                                                            -------           -------           -------
                                                                             (4,110)           (8,969)          (25,428)
                                                                            -------           -------           -------
                          Total provision for income tax                    $ 9,308           $18,799          $ 25,851
                                                                            =======           =======           =======



         The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes as follows for the years ended December 31 (in thousands):



                                                                                 1994              1995             1996
                                                                                --------        ---------       ----------
                          Income tax provision at federal statutory rate     $    7,837      $   16,148        $   21,599
                          State income tax, net of federal tax effect             1,229           2,577             3,323
                          Income from tax advantaged investments                   (622)           (914)           (1,425)
                          Research and development tax credit                      (510)           (550)           (1,031)
                          Non-deductible merger costs                                 -               -             1,015
                          Other                                                   1,374           1,538             2,370
                                                                             ----------      ----------        ----------
                          Provision for income taxes                         $    9,308      $   18,799        $   25,851
                                                                             ==========      ==========        ==========




         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consisted of the following at December 31 (in thousands):

                                                                              1995            1996
                                                                           -------          -------
                          Deferred tax assets:
                            Deferred revenue, net                       $    8,426      $   18,202
                            Depreciation                                        59           2,403
                            Research and development costs                       -           8,766
                            Accrued compensation                             2,346           2,880
                            Allowance for doubtful accounts                  1,985           3,585
                            Self insured claims accruals                     1,007           1,215
                            Net operating losses and tax credits             1,950           3,744
                            Other                                            2,255           4,898
                                                                        ----------      ----------
                          Total deferred tax assets                         18,028          45,693
                                                                        ----------      ----------
                          Deferred tax liabilities:
                            Capitalized software development costs          (1,481)         (2,152)
                            State Taxes                                          -          (1,155)
                            Other                                           (  427)           (838)
                                                                        ----------      ----------
                          Total deferred tax liabilities                    (1,908)         (4,145)
                                                                        ----------      ----------
                          Total net deferred tax asset                   $  16,120        $ 41,548
                                                                        ==========      ==========

         Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. Management has concluded that no valuation allowance is required based on its assessment that current and historical levels of taxable income are sufficient to realize the tax asset.

         Due to the Company's acquisition of Red Pepper Software Company in 1996, the Company has net operating loss carryforwards of approximately $6.0 million which will expire at various dates from 2007 through the year 2011.



6.       RETIREMENT PLAN



         The Company has two defined contribution savings plans, a qualified plan (401k Plan) under the provisions of Section 401(k) of the Internal Revenue Code that covers all full-time employees and a non-qualified plan which covers employees with earnings over $100,000 per year. Under the terms of the 401k Plan, member employees may contribute varying amounts of their annual compensation (to a maximum of $9,500). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of 10% of the employee's compensation, subject to certain vesting provisions based on length of employee service. Company contributions to the 401k Plan totaled $494,000 in 1995 and $704,000 in 1996.

         Under the terms of the non-qualified plan, member employees may contribute varying amounts of their annual compensation up to 100%. The Company matches a portion of employee contributions based upon years of service, up to a maximum of $9,500, subject to certain vesting provisions based on length of employee service. Company contributions to the non-qualified plan totaled $118,000 in 1995 and $291,000 in 1996.

7.       JOINT BUSINESS ARRANGEMENT



         The Company and a limited liability company ("LLC") entered into agreements in 1995, whereby the LLC will provide up to $6 million to fund the development of a suite of student information and administration system applications ("SIS Software") and the Company is the exclusive distributor of the SIS Software. Substantially all of the LLC's funds were provided equally by the Company's founder and principal stockholder and the Student Loan Marketing Association ("Sallie Mae"), an independent strategic business partner. The Company has no contractual obligation to provide funds to the LLC and does not have a right to acquire any of the LLC's equity interests.
The Company will pay the LLC a royalty based on fees received from the licensing of the SIS Software until the later of four years from the commercial release of the SIS Software or $12 million in cumulative royalties. The royalty rate was determined based on negotiations between the Company and Sallie Mae. All ownership rights and interests in the SIS software will transfer to the Company, upon the later of four years from the commercial release of the SIS software or when $12 million in cumulative royalties have been paid to the LLC. The software products are not yet generally available for sale and no royalties have been paid through December 31, 1996. The LLC reimbursed the Company $2.0 million in 1995 and $2.4 million in 1996 for development funding advanced by the Company during the year and the Company was reimbursed $98,000 in 1995 and $65,700 in 1996 for interest on such advances.

         In 1997, the Company may, at its option, require the LLC to fund certain further development of the SIS Software and/or the development of two new software products ("New SIS Software"). Should the Company exercise its option with respect to the SIS Software, the royalty term would be extended an additional year or until $17.0 million in cumulative royalties had been paid. Should the Company exercise its option with respect to the New SIS Software, the Company would pay the LLC a royalty based on fees received from the licensing of the New SIS Software until the later of four years from the commercial release of the New SIS Software or when $10.8 million in cumulative royalties have been paid to the LLC.


8.       SEGMENT AND GEOGRAPHIC AREAS



         The Company operates in one industry segment, the design, development, marketing, licensing and support of a family of client/server enterprise application software products, and markets its products and services through the Company's branches, subsidiaries and distributors in Canada, Europe, Asia/Pacific and Latin America. Intercompany revenues are generally based on a percentage of the subsidiaries' revenue from unaffiliated customers. International revenues from each geographic region was less than 10% of total revenues. The following table presents a summary of operating information and certain year end balance sheet information by geographic region (in thousands):



                                                           Years Ended December 31,
                                               ----------------------------------------------
                                                  1994             1995              1996
                                               ----------       ----------       ------------
Revenues from unaffiliated customers
        Domestic operations                    $   99,896       $  196,083       $   377,782
        International operations                   13,187           36,056            72,270
                                               ----------       ----------       -----------
        Consolidated                           $  113,083       $  232,139       $   450,052
                                               ==========       ==========       ===========

Operating income
        Domestic operations                    $   19,800       $   39,537       $    48,313
        International operations                      397            2,451             7,511
                                               ----------       ----------       -----------
        Consolidated                           $   20,197       $   41,988       $    55,824
                                               ==========       ==========       ===========
Identifiable assets
        Domestic operations                    $  157,033       $  284,403       $   488,206
        International operations                   16,954           37,838            51,874
                                               ----------       ----------       -----------
        Consolidated                           $  173,987       $  322,241       $   540,080
                                               ==========       ==========       ===========


9.       SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information is detailed below, except for non-cash activities related to the acquisition of PMI which are as discussed in
Note 10 below (in thousands):

                                                                            Years Ended December 31,
                                                                       ------------------------------------
                                                                        1994         1995            1996
                                                                       ------      --------       ---------
   Cash paid for interest                                              $    6       $    24         $   264
                                                                       ======       ======-         =======
   Cash paid for income taxes                                          $4,100       $13,902         $25,306
                                                                       ======       =======         =======


10.   BUSINESS COMBINATIONS



MERGER WITH RED PEPPER SOFTWARE COMPANY



         On October 16, 1996 PeopleSoft merged with Red Pepper. PeopleSoft issued 5,420,760 shares of its common stock for all outstanding common stock of Red Pepper (based on the common exchange ratio of 0.20589 shares of PeopleSoft for each share of Red Pepper common stock) and assumed under its stock option plan, all outstanding rights to purchase Red Pepper common stock for 540,847 shares of PeopleSoft stock. Ten percent of the shares issued in the merger are being held in escrow until October 15, 1997, to serve as security for any losses incurred by PeopleSoft in the event there are breaches of certain representations, warranties and covenants contained in the merger agreement. The merger was accounted for as a pooling-of-interests and the historical consolidated financial statements of PeopleSoft for the periods prior to the merger have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of Red Pepper. Components of the restated consolidated results of operations of PeopleSoft and Red Pepper are as follows (in thousands):



                                 1994             1995               1996
                               --------         --------           --------
Revenues:
      PeopleSoft               $112,895         $227,568           $440,220
      Red Pepper                    188            4,571              9,832
                               --------         --------           --------
Total                          $113,083         $232,139           $450,052
                               ========         ========           ========

Net income (loss):
      PeopleSoft                $14,545         $ 29,359            $38,570
      Red Pepper                 (1,464)          (2,021)            (2,709)
                               --------         --------           --------
Total                           $13,081         $ 27,338            $35,861
                               ========         ========           ========

Net income per share:
      PeopleSoft               $   0.14         $   0.27            $  0.32
      Red Pepper                  (0.02)           (0.03)             (0.02)
                               --------         --------           --------
Total                          $   0.12          $  0.24            $  0.30
                               ========         ========           ========


         Increases in stockholders' equity from common stock issued under stock option plans and stock purchase plans and related tax benefits:




      PeopleSoft                 $6,838          $12,332            $33,894
      Red Pepper                      -              100                178
                                 ------          -------            -------
Total                            $6,838          $12,432            $34,072
                                 ======          =======            =======



         Merger costs of $2,884,000 were charged to operations in the fourth quarter of 1996. Historical intercompany transactions between PeopleSoft and Red Pepper were not material.

ACQUISITION OF PMI

         During 1994, the Company licensed certain technology to PMI, a joint venture engaged in developing new applications to meet the demands of discrete manufacturers, in exchange for a 49.9% interest in PMI and exclusive distribution rights to products developed by PMI. Funding for PMI was provided by Norwest Equity Partners IV, L.P. ("Norwest") in exchange for the remaining interests in PMI. A director of the Company is also a general partner, without management responsibility, of Norwest. During 1995, the Company's interest in PMI was reduced by 8.9% to 41% by the addition of another partner, Andersen Consulting, who contributed certain development services and technologies to PMI. The Company had no obligation to provide funds to PMI, and had an option to acquire a portion or all of the outstanding interests in PMI in 1997 or 1999 at pre-determined prices.

         Effective November 1, 1996, the Company negotiated an early exercise of
its option and acquired all of the remaining interests in PMI.   This
transaction, involving a purchase price of $30.1 million, has been accounted for under the purchase method and resulted in a one-time charge to earnings of $22.5 million for in-process research and development. Significant components of the $30.1 million purchase price include the issuance of common stock with a fair value of $14.4 million, issuance of common stock options to PMI employees with a fair value of $7.6 million, issuance of a note payable (included in accrued liabilities) of $4.7 million, and forgiveness of debt and other consideration of $3.4 million. The purchase price was allocated, based upon an independent valuation, to in-process research and development costs with a fair value of $22.5 million, capitalized software of $6.5 million and cash and other assets of $1.1 million. The results of the operations of PMI have been included in the Company's consolidated financial statements since November 1, 1996. The results of operations of PMI for periods prior to the November 1, 1996, were not material to the consolidated financial statements. Accordingly, pro forma financial disclosures are not presented.

                                PEOPLESOFT, INC.

            SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



         Summarized quarterly supplemental consolidated financial information for 1995 and 1996 are as follows (in thousands, except per share amounts):



                                                                                         Quarter Ended
                                                                  March 31,         June 30,         September 30,      December 31,


                 1995
                 Total revenues                                  $  40,588           $ 52,251           $ 61,144          $ 78,156
                 Operating income                                    6,305              8,260             10,214            17,209
                 Net income                                          4,166              5,433              6,707            11,032
                 Net income per share                            $    0.04           $   0.05           $   0.06          $   0.09
                 Shares used in per share computation              110,294            113,282            115,824           116,848

                1996
                 Total revenues                                   $ 82,282           $102,721           $117,382          $147,667
                 Operating income                                   14,156             17,668             20,713             3,287
                 Net income                                          9,459             11,480             13,179             1,743
                 Net income per share                             $   0.08           $   0.10           $   0.11          $  0.01
                 Shares used in per share computation              117,179            119,231            120,689           123,028



