Form 10-Q
period 1997-03-31
PEOPLESOFT INC
filed 1997-05-15
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

 ----  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the transition period from ______ to ______.

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
                              Yes  X            No
                                  ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at March 31, 1997
         -----                                    -----------------------------
Common Stock, $.01 par value                               108,731,610


================================================================================

                                PEOPLESOFT, INC.
                                TABLE OF CONTENTS


                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION

     ITEM 1 - Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of December 31, 1996 and
       March 31, 1997                                                       3

     Condensed Consolidated Statements of Income for the Three Months
       Ended March 31, 1996 and March 31, 1997                              4

     Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1996 and March 31, 1997                              5

     Notes to Condensed Consolidated Financial Statements                   6

     ITEM 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                            9

PART II  OTHER INFORMATION

     ITEM 1 -  Legal Proceedings                                           23
     ITEM 2 -  Changes in Securities                                       23
     ITEM 3 -  Defaults upon Senior Securities                             23
     ITEM 4 -  Submission of Matters to a Vote of Security Holders         23
     ITEM 5 -  Other Information                                           23
     ITEM 6 -  Exhibits and Reports on Form 8 - K                          23

SIGNATURES                                                                 24

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                                   ----------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                        December 31,    March 31,
                                                            1996          1997
                                                        -------------   --------
               ASSETS
Current assets:
     Cash and cash equivalents                             $ 169,875    $ 189,569
     Short-term investments                                   27,138       52,154
     Accounts receivable, net                                163,676      164,093
     Deferred income taxes                                    28,246       31,976
     Other current assets                                      7,703       12,194
                                                           ---------    ---------
         Total current assets                                396,638      449,986

Property and equipment, at cost                              140,279      149,100
      less accumulated depreciation and amortization         (43,581)     (51,714)
                                                           ---------    ---------
                                                              96,698       97,386

Investments                                                   18,270       11,393
Deferred income taxes                                         13,302       13,302
Capitalized software, less accumulated amortization           11,173       10,534
Other assets                                                   3,999        4,019
                                                           ---------    ---------
                                                           $ 540,080    $ 586,620
                                                           =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities              $  47,128    $  38,767
     Accrued compensation and related expenses                37,681       37,816
     Income taxes payable                                     18,771       26,554
     Deferred revenue                                        183,252      204,893
                                                           ---------    ---------
         Total current liabilities                           286,832      308,030

Stockholders' equity:
     Common stock                                              1,076        1,087
     Additional paid-capital                                 162,691      171,054
     Accumulated foreign currency translation adjustment         (89)        (959)
     Retained earnings                                        89,570      107,408
                                                           ---------    ---------
                                                             253,248      278,590
                                                           ---------    ---------
                                                           $ 540,080    $ 586,620
                                                           =========    =========

            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                                   ----------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                            1996          1997
                                          --------      --------
Revenues:
   License fees                           $ 43,576      $ 83,413
   Services                                 38,706        70,241
                                          --------      --------
      Total revenues                        82,282       153,654

Costs and expenses:
   Cost of license fees                      2,532         4,441
   Cost of services                         21,354        43,609
   Sales and marketing                      25,343        44,418
   Product development                      13,791        25,258
   General and administrative                5,106         8,724
                                          --------      --------
      Total costs and expenses              68,126       126,450
                                          --------      --------
Operating income                            14,156        27,204
Other income, principally interest           1,610         2,039
                                          --------      --------
      Income before taxes                   15,766        29,243
Provision for income taxes                   6,307        11,405
                                          --------      --------
Net income                                $  9,459      $ 17,838
                                          ========      ========

Net income per share                      $   0.08      $   0.14
                                          ========      ========

Shares used in per share computation       117,179       123,846
                                          ========      ========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                                   ----------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                            1996             1997
                                                         ---------       ---------
OPERATING ACTIVITIES
Net income                                               $   9,459       $  17,838
Adjustments:
    Depreciation and amortization                            5,030           9,181
    Provision for doubtful accounts                            382             160
    Provision for deferred income taxes                     (1,785)         (3,730)
    Changes in operating assets and liabilities:
        Accounts receivable                                 (2,048)           (577)
        Other current assets and
          non-current assets                                (2,268)         (4,513)
        Accounts payable and accrued liabilities             2,245          (8,361)
        Accrued compensation and related expenses           (1,887)            135
        Deferred revenue                                    13,158          21,641
        Income taxes payable                                   131           7,783
        Tax benefits of employee stock transactions          1,146             866
                                                         ---------       ---------
    Net cash provided by operating activities               23,563          40,423

INVESTING ACTIVITIES
Purchase of short-term investments                          (3,765)        (22,214)
Sale of short-term investments                               9,331           4,078
Purchase of property and equipment                         (11,278)         (8,821)
Additions to capitalized software, net                        (247)           (410)
                                                         ---------       ---------
    Net cash used in investing activities                   (5,959)        (27,367)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                   4,817           7,508
                                                         ---------       ---------
    Net cash provided by financing activities                4,817           7,508

Effect of foreign exchange rate changes on cash                 74            (870)
                                                         ---------       ---------
Net increase  in cash and cash equivalents                  22,495          19,694
Cash and cash equivalents at beginning of period            90,682         169,875
                                                         ---------       ---------
Cash and cash equivalents at end of period               $ 113,177       $ 189,569
                                                         =========       =========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The information at March 31, 1996 and 1997 and for the three month period then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of same, actual results may differ.

                  The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended March 31, 1997 are not necessarily indicative of operating results for the full fiscal year.

                   On October 16, 1996 the Company merged with Red Pepper Software Company ("Red Pepper"). The merger was accounted for as a pooling-of-interests and the historical consolidated financial statements of the Company for prior periods have been restated to include the financial position, results of operations and cash flows of Red Pepper. See Note 10, "Business Combinations", in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996.


2. EARNINGS PER SHARE

         Net income per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents, consisting of outstanding dilutive stock options and warrants (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In November 1996, the Company's Common Stock was split two-for-one. All shares, common stock equivalents, and per share amounts applicable to prior periods have been restated to reflect the stock split. The computation of the weighted average number of shares outstanding for the three month period ended March 31, 1996 and 1997 follows (in thousands):

                                         Three Months Ended
                                              March 31,
                                         -------------------
                                           1996        1997
                                         -------     -------
         Weighted average shares:
            Common stock                 103,961     107,639
            Common stock equivalents      13,218      16,207
                                         -------     -------
                                         117,179     123,846
                                         =======     =======

         In February 1997, the Statement of Financial Accounting Standards No. 128, "Earnings per Share", (FAS 128) was issued and is effective for the year ending December 31, 1997. At that time, the Company will change its method for computing earnings per share and restate all periods to reflect the change in its consolidated statements of income. The new method requires calculation of earnings per share excluding the dilutive effect of common stock equivalents such as stock options and warrants. The impact of the new requirements is expected to increase earnings per share for the quarters ending March 31 1996 and 1997 by $.01 and $.02, respectively. The impact of FAS 128 on fully diluted earnings per share is not expected to be material.

3. ACCOUNTS RECEIVABLE

         Accounts receivable is comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees, accrued services, and deferred services. The principle components of accounts receivable at December 31, 1996 and March 31, 1997 were as follows (in thousands):

                                         Dec. 31,       March 31,
                                           1996           1997
                                         ---------      ---------
     Billed receivables                  $  94,343      $ 100,851
     Unbilled receivables                   76,756         70,825
                                         ---------      ---------
                                           171,099        171,676
     Allowance for doubtful accounts        (7,423)        (7,583)
                                         ---------      ---------
                                         $ 163,676      $ 164,093
                                         =========      =========

4.  DEFERRED REVENUE

         Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. The principle components of deferred revenue at December 31, 1996 and March 31, 1997 were as follows (in thousands):

                                         Dec. 31,       March 31,
                                           1996           1997
                                         --------       --------
     License fees                        $ 34,224       $ 40,791
     Maintenance                          104,257        114,684
     Training                              30,607         35,265
     Other services                        14,164         14,153
                                         --------       --------
                                         $183,252       $204,893
                                         ========       ========

5.  CAPITALIZED SOFTWARE

         The Company capitalizes certain software acquired from third parties and certain costs incurred internally in developing its software products. As discussed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996, the establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs and the cost of purchased software require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software amortization charges related to capitalized software amounted to $445,000 and $1,049,000 for the three months ended March 31, 1996 and 1997, respectively. Capitalized software costs and accumulated amortization at December 31, 1996 and March 31, 1997 were as follows (in thousands):

                                                    Dec. 31,      March 31,
                                                      1996          1997
                                                    --------      --------
     Capitalized software:
                   Internal development costs       $ 10,737      $ 11,147
                   Purchased from third parties        6,832         6,832
                                                    --------      --------
                                                      17,569        17,979
     Accumulated amortization                         (6,396)       (7,445)
                                                    --------      --------
                                                    $ 11,173      $ 10,534
                                                    ========      ========

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors The May Affect Future Results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. Forward-looking statements include, but are not limited to, those items identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained herein.

                              RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

During October of 1996, PeopleSoft completed a merger with Red Pepper
Software ("Red Pepper") accounted for as a pooling-of-interests. All financial data presented herein has been restated to include the financial position and results of operations of Red Pepper. The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:

                 FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
     PERCENTAGE OF                                                PERCENTAGE OF
    TOTAL REVENUES                                               DOLLAR INCREASE
  1996            1997                                            YEAR OVER YEAR
  ----            ----                                            --------------
                               Revenues:
    53%             54%             License fees                          91%
    47              46              Services                              81
  ----            ----                                                  ----
   100             100                 Total revenues                     87
                               Costs and expenses:
     3               3              Cost of license fees                  75
    26              28              Cost of services                     104
    31              29              Sales and marketing                   75
    17              16              Product development                   83
     6               6              General and administrative            71
  ----            ----                                                  ----
    83              82                 Total costs and expenses           86
  ----            ----                                                  ----
    17              18          Operating income                          92
     2               1          Other income                              27
  ----            ----                                                  ----
    19              19                 Income before taxes                85
     8               7          Provision for income taxes                81
  ----            ----                                                  ----
    11%             12%         Net income                                89%
  ====            ====                                                  ====

REVENUES

         The Company recognizes license fee revenues when a non-cancelable license agreement has been signed; the product has been shipped; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. For customer license agreements which have payments due within one year, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using the percentage of completion method of contract accounting. The amount of customer license agreements ("contracting activity") signed for software license fees and services increased from $74.1 million in the quarter ended March 31, 1996 to $145.6 million for the same period in 1997.

         Revenues from licensing fees increased by 91% from $43.6 million in three month period ended March 31, 1996 to $83.4 million for the same period in 1997. The increase in license fee revenues was attributable to increased market acceptance of, and breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations.

         Revenues from services increased by 81% from $38.7 million in the three month period ended March 31, 1996 to $70.2 million for the same period in 1997. Service revenues as a percentage of total revenues were 47% and 46% for the quarters ended March 31, 1996 and 1997, respectively. The Company's customer license agreements provide for initial maintenance, training, installation and support services for specified periods or amounts. Therefore, increases in customer licensing agreements have resulted in increases in revenues from these services. In addition, the increase in services revenues was attributable to two other primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant increase in consulting revenues generated by the Company's professional services staff. The Company has aggressively invested in expansion of the worldwide professional services staff, which grew substantially over the comparable periods in 1996 as a result of increased customer demand for the Company's direct assistance during enterprise implementation projects.

        Total revenues increased by 87% from $82.3 million in the three month period ended March 31, 1996 to $153.7 million for the same period in 1997. During the quarters ended March 31, 1996 and 1997, the Company's international revenues were approximately 17% of total revenues. The Company expects international revenues to grow substantially during 1997, however, the percentage of international revenues in comparison to total revenues may not increase significantly during 1997.(1) The Company continues to invest heavily in building international infrastructure, developing global product functionality and translated versions of financial and other products, and expects material gains in the proportion of international revenues in 1998 and beyond(1). In the event international expansion and/or product globalization are not successful, it is likely to have a negative impact on the Company's operating results and/or growth prospects.

COSTS AND EXPENSES

         Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software costs. Cost of license fees increased by 75% from $2.5 million in the three month period ended March 31, 1996 to $ 4.4 million for the same period in 1997, representing 3% of total revenues for each quarter and 6% and 5% of license fee revenues in those quarters, respectively. The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

         Cost of services consists principally of account management field support, training, consulting and product support. These costs increased by 104% from $21.4 million in the three month period ended March 31, 1996 to $43.6 million for the same period in 1997, representing 26% and 28%, of total revenues and 55% and 62% of service revenues in those quarters, respectively. The increase in cost of services is due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training and account management staff. The Company anticipates these expenditures will increase in dollar amount, and may increase as a percentage of total revenues in future periods. During the first quarter of 1997, the Company upgraded its training room environments across North America causing the training classrooms to be unavailable for a portion of the quarter. Costs of services as a percentage of services revenues increased principally due to reduced training revenue growth rates in the first quarter of 1997 caused by this temporary decline in training room capacity.

         Sales and marketing expenses increased by 75% from $25.3 million in the three month period ended March 31, 1996 to $44.4 million for the same period in 1997, representing 31% and 29%, respectively, of total revenues. The increase in sales and marketing expenses is attributable to the Company's expansion of its direct sales force, increased commission expenses associated with higher revenue, increased depreciation from related equipment and facility expenditures, continued investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product line. The Company is in the process of significantly increasing its direct sales and marketing expenditures to address certain international markets, establish an industry focused enterprise sales force structure and fund both cross industry and industry specific marketing and sales activities. Consequently, such expenses may increase as a percentage of total revenues in future periods.

         Software product development expenses increased by 83% from $13.8 million in the three month period ended March 31, 1996 to $25.3 million for the same period in 1997 representing 17% and 16% of total revenues, respectively. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support product development initiatives in the following areas: i) expansion and enhancement of the Company's core product offerings in the areas of HRMS, Financial Management

----------
(1) Forward looking statement

Systems, Distribution/Materials Management Systems and PeopleSoft's Red Pepper Enterprise Resource Optimization software; ii) the enhancement of the Company's platform development, certification, product testing and overall release management capabilities; iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and v) the development of certain vertical market software products and versions of its core software products suitable to the unique needs of customers within certain industries. The Company anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues, particularly during the second quarter of 1997. In particular, the Company's development expenditure increases are being driven by
i) the recent acquisition of PeopleSoft Manufacturing, Inc. and PeopleMan L.P. (collectively referred to as PMI) and the ongoing associated expansion of the Company's manufacturing application development activities, ii) the investment in a new line of human resource management system products for the public sector (PeopleSoft HRMS for the Public Sector) which was released in April, 1997, iii) the planned release in the first half of 1997 of a kanji based version of its HRMS and Financial software products for the Japanese marketplace, and iv) the planned release of multi-language translations of a portion of its Release 6 software products in the first half of 1997.(1) The Company recently announced that Release 7, a new release of its enterprise product suite, is now planned for general availability in September, 1997, and this change in the development schedule is also expected to increase overall development spending during the ensuing six months.(1)

          General and administrative expenses increased by 71% from $5.1 million in the three month period ended March 31, 1996 to $8.7 million for the same period in 1997, representing 6% of total revenues in each quarter. The dollar increase in general and administrative expenses resulted primarily from increases in staffing and information systems infrastructure to support the Company's growth and increases in expenses associated with the operation of foreign subsidiaries.

         Other income, consisting primarily of interest, increased from $1.6 million in the three month period ended March 31, 1996 to $2.0 million for the same period in 1997, primarily due to increased cash balances available for investment.

PROVISION FOR INCOME TAXES

        The Company's income tax provision increased from $6.3 million in the three month period ended March 31, 1996 to $11.4 million for the same period in 1997. The provision for income taxes was 39% of income before income taxes for the three months ended March 31, 1997, which represents a 1% decline from the 1996 annual effective income tax rate. The reduction in the estimated effective tax rate from 1996 to 1997 was primarily attributable to the following two items: i) recent favorable changes in the State of California's research and development tax credit rules, and ii) a shift in the mix of worldwide operating results based on the Company's current projection of operating income by country. The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate. As permitted by SFAS No. 109, "Accounting for Income Taxes", the Company has recorded $45.3 million in net deferred tax assets at March 31, 1997.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through cash flows from operations and sale of equity securities. In addition, under the Company's unsecured bank line of credit, up to $30.0 million is available for working capital advances. Within this amount, $15.0 million may be used for the issuance of letters of credit. This line of credit facility expires in July 1997 and is expected to be renewed at that time. No borrowings were outstanding under this line of credit facility at March 31, 1997.

         The Company's operating activities provided cash of $40.4 million during the quarter ended March 31, 1997, compared to $23.6 million in the quarter ended March 31, 1996. Operating cash flows increased primarily due to increases in income before non-cash items, non-cash expenses, deferred revenue and income taxes payable, which were

----------
(1) Forward looking statement
partially offset by increases in accounts receivable and other assets and decreases in accounts payable and accrued liabilities and deferred income taxes. From December 31, 1996 to March 31, 1997, net accounts receivable increased slightly from $163.7 million to $ 164.1 million and deferred revenues increased from $183.3 million to $204.9 million. The increase in net accounts receivable resulted from the growth in customer licensing activity offset by cash collections. Deferred revenue has increased as a result of the growth in customer licensing activity and the associated deferrals of revenues related to services to be provided to new licensees.

         The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because contracting activity may impact accounts receivable regardless of whether revenue has been recognized or deferred. Under this method, accounts receivable days outstanding was 83 days as of December 31, 1996 as compared to 84 days as of March 31, 1997. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through acceptance) or dates that generally span four to nine months, and revenue generation is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

         During the first three months of 1996 and 1997, the Company's principal use of cash for investing activities was for purchases of short-term investments and computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements.

         As of March 31, 1997, the Company had $142.0 million in working capital, including $241.7 million in cash and cash equivalents, and $11.4 million in long term investments, consisting primarily of high quality municipal bonds and tax-advantaged money market instruments. The Company believes that existing cash and short-term investment balances, credit facilities, proceeds from sale of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements at least through 1997(1).

                                BUSINESS OUTLOOK

The following forward looking statements are based on current expectations which are subject to material change due to a variety of factors including, but not limited to, those which are listed below and in the section titled "Factors That May Affect Future Results".


  - Based on its current expectations of contracting activity, the Company expects total revenues for the second quarter of 1997 to increase approximately 14% over total revenues recorded in the first quarter of 1997(1). For the 1997 calendar year, the Company expects total revenues to increase approximately 70% over the total revenues recorded in the 1996 calendar year(1). As with any forecast, actual results could vary within a few percentage points on either side of these estimates even if there are no material changes to the underlying assumptions. The key assumptions on which this forecast is based include, but are not limited to, the following: i) the actual total available market opportunities reasonably consistent with those forecasted by the major information technology market research firms; ii) the preservation of the Company's ability to generate a sufficient number of qualified leads through its ongoing marketing programs; iii) the continued increase in the company's direct sales capacity through the successful recruitment, hiring, training and retention of additional sales and sales support personnel; and iv) no significant adverse changes in the competitive landscape. In addition, the achievement of expected contracting activity and total revenues is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, fluctuations in quarterly operating results; changes in customer demand; the timing and complexity of large transactions; ability to recognize contracting activity in the current quarter under revenue recognition accounting rules; success of international operations; reliance on third parties for sales, marketing and implementation assistance; successful completion of sales force reorganization plans; timing and acceptance of software products and product development; and the ability to execute hiring and facility expansion plans.

----------
(1) Forward looking statement

  - The Company's operating model is based on a rolling four quarter target operating margin between 18% and 20%. The Company expects 1997's full year results to be within this range, but, consistent with prior seasonal patterns, the Company expects the operating margin for the second quarter to be slightly under this range.(1) Due to the significant operating leverage which is characteristic of the software publishing industry, any deviation in the above expected revenues could and would significantly impact the Company's ability to meet the target operating margins. Achievement of forecasted operating margins is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, achievement of revenue forecasts as discussed above; continued introduction and marketing of new and enhanced versions of software products; successful penetration of international markets; continued acceptance of the Company's software products, particularly its proprietary software development tools; successful porting and acceptance of its software products on a variety of platforms; continued acceptance of its application security architecture, intellectual property, proprietary rights and product liability protections; and continued success in hiring, training and retaining key personnel and completing expansion of facilities.

  - Based on achievement of constant interest rates and no unusual items of other income or expense, the Company expects other income on a quarterly basis to remain relatively constant in absolute dollars compared to the first quarter of 1997(1). Achievement of forecasted other income targets is dependent on stable financial markets in order to prevent the Company from experiencing a default on any of its significant investments, a significant decline in investment yield rates or a significant fluctuation in foreign currency exchange rates which could cause a significant translation gain or loss. Should the Company decide to utilize a significant portion of its current cash and investments to acquire complementary businesses, products or technologies or to acquire additional facilities through purchase of land and/or buildings, interest income may decline significantly causing other income to deviate from forecasted amounts.

  - Based on current tax law and the Company's present forecast of operating results by country, the effective tax rate in 1997 is expected to remain at approximately 39%.(1) The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate.

Please read the section below titled "Factors That May Affect Future Results" for additional information and discussion of conditions which the Company believes could cause actual results to differ materially from those contemplated by forward looking statements.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations (which includes the Business Outlook Section) with a footnote(1) symbol. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

         The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, contained in the Company's 1996 Annual Report to Stockholders (Form 10-K).


----------
(1) Forward looking statement

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the execution of license agreements ("contracting activity") governing the use of the Company's software products booked and shipped in that quarter. Contracting activity is difficult to forecast for a variety of reasons including: (i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software product solutions for the customer's overall enterprise, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process; (iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, company management, budgetary constraints or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even subsequent to actual vendor selection; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; and (vii) changes in economic, political and market conditions can adversely impact business opportunities without any notice. In addition, certain license agreements executed during a quarter may not meet the Company's revenue recognition criteria. Consequently, a situation could occur in which the Company meets or exceeds its forecast of aggregate contracting activity, but is not able to meet its forecast for license revenues.

         In addition to factors impacting contracting activity, license revenues are difficult to forecast because: (i) the timing of new software product availability to fulfill delivery obligations under both new and existing license agreements is difficult to predict because of the increasing complexity of the Company's technology, software product solutions and underlying development and testing processes; (ii) changes in the Company's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns;
(iii) enterprise transactions often involve both software products that are then currently deliverable, as well as software products that are still under development; to the extent the Company enters into a license agreement for the provision of both software product categories, the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions and terminology consistent with generally accepted accounting principals to permit any revenue recognition under the license agreement; (iv) enterprise transactions may grant rights to process data across complex, widely distributed computing environments. Due to a variety of factors including, but not limited to, differences in relational database product performance across wide area networks, differences in speed of various communication links and differences in hardware platform performance, there is a limited ability to accurately predict product performance under certain of these environments. To the extent the Company enters into a license agreement with an enterprise customer incorporating such non-standard acceptance criteria which includes various on-line and batch performance measures within such environments, revenue recognition could be postponed pending verification of the performance capabilities within the operating environment; and (v) all of the above factors, as well as other specific requirements under recently published proposed generally accepted accounting standards for software revenue recognition create circumstances under which the Company must have very precise contractual language in order to recognize revenue upon initial product delivery. Although the Company has a standard license agreement which meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions which permit recognition of revenue at the time of delivery or even under a percentage of completion method.

         Services revenues have varied from quarter to quarter due to changes in levels of consulting activity and seasonality in training revenues which tend to lag license revenues by approximately one quarter.

POSSIBLE ADVERSE EFFECTS OF RECENT SECURITIES ISSUANCES

         In connection with its recent acquisition of Red Pepper Software Company (the "Acquisition") and PMI, the Company issued 5,779,242 shares of common and assumed options to purchase 540,847 shares of common stock, which may be disposed of from time to time on the open market. A significant portion of the shares issued in the Acquisition had been subject to trading restrictions which lapsed on or about February 7, 1997. Also, the Company has outstanding warrants to purchase 4,000,000 shares of its common stock which have exercise prices below the current market price of the common stock. The exercise of these warrants and resale of the underlying shares or the sale of the shares issued in the Acquisition could adversely affect the market price of the Company's common stock. All share amounts in this section have been adjusted where necessary to reflect a 2-for-1 stock split effected by PeopleSoft in November 1996.

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

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

         Although the Company's 1997 operating budget is based on projections of a material increase in total revenues over the corresponding actual results for 1996(1), the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, affected by such trends in the future. Seasonal patterns of revenue achievement can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies.

FUTURE OPERATING RESULTS UNCERTAIN

         Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers and other factors affecting capital spending. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition. The Company's continued success is dependent on its continued ability to introduce, develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained.

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

COMPETITION

         The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, manufacturing application software vendors, enterprise resource optimization application software vendors, financial management system and HRMS (human resource management systems) application software vendors and software tools vendors. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technological factors, enterprise product breadth and individual product features, service reputation, product flexibility, ease of implementation, international product version availability and support, and price.

         In the enterprise application software market, PeopleSoft faces significant competition from SAP AG, Oracle Corporation and Baan Company N.
V. and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS (relational database management system)is a supported platform underlying a significant share of PeopleSoft's installed applications.

         In the manufacturing software application markets, in which PeopleSoft has recently begun competing, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as QAD, Ross Systems and J.D. Edwards and a large number of niche competitors already in the manufacturing market.

         PeopleSoft also faces competition from providers of HRMS software products including Cyborg, Lawson, Integral Systems, Inc., InPower and Ceridian, and from providers of financial management systems software products including Hyperion, Computron Software, Inc., Lawson Associates and other smaller companies. In addition, since June 1992, ADP and, since August 1995, SMS have the right to sublicense selected PeopleSoft products in competition with PeopleSoft's marketing efforts in selected markets.

         In the emerging enterprise resource optimization software solutions market, in which the Company now competes since its acquisition of Red Pepper Software during the fourth quarter of 1996, PeopleSoft faces several current and potential competitors including: (i) companies such as i2 Technologies, Manugistics and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP (material requirements planning) solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software and Cap Logistics; (iii) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring (such as Baan's recent acquisition of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

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

RELIANCE ON PROPRIETARY SOFTWARE DEVELOPMENT TOOLS

         The Company's software products include a suite of proprietary software development tools known as "PeopleTools", which are fundamental to the effective use of the Company's software products. While no industry standard exists for software development tools, several companies are focused specifically on providing software development tools and are attempting to establish their software development tools as accepted industry standards. In the event that a software product other than the Company's PeopleTools software product becomes the clearly established and widely accepted industry standard, the Company may need to abandon or modify PeopleTools in favor of such an established standard, may be forced to redesign its software products to operate with such third party's software development tools, or may be faced with the potential sales obstacle of marketing a proprietary software product against other vendors' software products incorporating a standardized software development toolset. Accordingly, in any of these cases, the Company's results of operations could be materially adversely affected. In addition, supply chain management applications marketed by the Company include a suite of proprietary software development tools known as "PepperTools", which face similar risks relative to its proprietary nature.

RELIANCE ON THIRD PARTIES FOR SALES, MARKETING AND SOFTWARE
PRODUCT IMPLEMENTATIONS

          A key aspect of the sales and marketing strategy for the Company is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be materially adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommendation alternative for integrators who provide both selection advice and generate consulting fees from customers by providing implementation services. Due to the foregoing factors, it is reasonably possible that in a future quarter or quarters the Company's operating results could fall short of the published expectations of certain public market financial analysts.

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

         PeopleSoft's software products can be licensed for use with the following RDBMSs and run on the following operating systems: Centura SQLBase (Windows 95 single user version only and NT), IBM's DB2 (MVS/ESA or OS/3 using connectivity products from Centura or Sybase and separately, AIX and OS/400), Informix INFORMIX-OnLine Dynamic Server (AIX, Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX, DC/Osx, IRIX, SCO Open Server, Reliant Unix, NT, and HP-UX), Microsoft SQL Server NT version 6.5, Oracle (NT and over 10 versions of
Unix), and Sybase's System 11 (Digital Unix, HP-UX, AIX and Solaris). In addition, the Company is in the process of porting its PeopleTools to Apple's native Macintosh family of computers. No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

         Beginning with Release 6, the Company integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, additional Tuxedo features will be integrated to allow applications to run on a distributed basis using a multi-tiered client/server architecture(1). Cognos' Powerplay product will be also bundled to incorporate desktop on-line analytical processing ("OLAP") capabilities(1). Such enhancements may be critical to the competitiveness of the Company's products in the future. Integration of these and other products is complex and no assurance can be made that these efforts will be successful or result in significant product enhancements.

         Software programs as complex as those offered by the Company are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new releases are thereafter released. Despite testing by the Company and by third-parties, errors or system performance issues may arise with the possible result of reduced acceptance of the Company's software products in the marketplace. Due to the increasing number of possible combinations of vendor hardware platforms, operating systems and updated versions, PeopleSoft application software products and updated versions, and RDBMS platforms and updated versions, the effort and expense of developing, testing and maintaining these software product lines in an increasing number of combinations will increase, and the ability to develop consistent

----------
(1) Forward looking statement
product performance characteristics across all of these combinations could place a significant strain on the Company's development resources and product release schedules.

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

         The use of a Web browser (running on either a PC or network computer) to access client/server systems is rapidly emerging as an alternative client to the traditional desktop access through Microsoft Windows based personal computers. The Company has enabled access to its applications through this new emerging client only through the use of one of a number of third party products. However, it is clear that the Company must develop extensions of its PeopleTools technology which would facilitate client access to its applications using a Web browser but without the use of third party solutions. The Company presently intends to provide this capability with Release 7 which is expected to be available in the Third quarter of 1997(1). A delay in the release of this product could have an adverse effect on the stock price, and could reduce the market acceptance of the Company's products. In addition, such client access via the internet will be subject to numerous risks inherent in utilizing the internet including: security, availability and reliability. No assurance can be given concerning the Company's successful development of and support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

RELIANCE ON JOINT BUSINESS ARRANGEMENT

         PeopleSoft has entered into a separate development arrangement ("Development Arrangement") for the purpose of developing a line of student administration software applications (See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10
K)). Under this Development Arrangement, PeopleSoft is the exclusive remarketer of the developed software products and pays a royalty to the development entity and funding entities based on license fees received from end user licenses of these software products. While the intent of the Development Arrangement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should the Development Arrangement require additional funds to complete development or enhance the software product, there can be no assurance that funds will be available on terms acceptable to the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such acquisition might be accounted for using the purchase method which is likely to result in either or both: a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other tangible assets. Such intangible assets would be amortized in future periods as a cost of operations.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

          The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect their proprietary information. The Company received its first patent in June 1995 and its second patent in August 1995. In July 1995, the Company received title to a third patent as part of a teaming and development agreement. Also, the Company has four additional patent applications pending. There can be no assurance that any issued patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

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

GROWTH IN OPERATIONS

         The Company has experienced an extended period of significant revenue growth, growth in the Company's customer base, expansion of its software product lines and supported platforms both through internal development and merger and acquisition, a significant expansion in the number of its employees, and expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel, and has placed and is expected to continue to place a significant strain upon the Company's management, operating, and financial controls and resources. To accommodate recent growth, compete effectively, and manage potential future growth, the Company must continue to implement and improve its operational and financial systems, procedures and controls. In addition, the Company must continue to expand, train, retain and manage its employee base. There can be no assurance that the Company will be able to manage this expansion effectively, or that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations.

KEY PERSONNEL

           PeopleSoft believes that its continued success will depend in large part upon its ability to attract, train and retain highly-skilled technical, managerial and marketing personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company continues to hire a significant number of additional sales, service and technical personnel. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within various desired geographic locations. It is widely held that the technology industry is at or beyond a condition of full employment. There can be no assurance that the Company will be successful in attracting, training and retaining the personnel it requires to develop, market and support new or existing software.

REORGANIZATION OF THE COMPANY'S SALES FORCE

        Effective April 1, 1997, the Company will complete the reorganization of its North American sales operations around industry based territories and major account assignments from a geographic based business unit organization structure. As part of this reorganization, a substantial number of accounts, prospects and opportunities previously assigned to one sales representative may be reassigned to another sales representative. This reassignment may cause confusion in account assignments and the associated management of the sales cycle, which may result in lost sales opportunities or otherwise lengthen the sales cycle. In addition, each of the industry territories will require validation from one or more key customer reference accounts. Such accounts are a critical factor for sales success since sales prospects frequently require customer reference validation prior to entering into a license agreement. However, limited referencable accounts exist in certain target industries at this time. There can be no assurance that the Company will effectively execute this organizational transition or develop a sufficient number of referencable customer accounts across all industry segments without significant adverse impact on near term sales results or that this sales operations reorganization will sustain or improve long term sales results.

EXPANSION OF FACILITIES

         Recently, commercial building vacancy rates have significantly dropped in many of the major metropolitan markets where the Company has significant operations. As a consequence, the Company expects to experience increasing difficulty in obtaining additional space within which to expand its operations. In addition, the increased demand for office space has caused commercial rental rates to increase substantially. Failure to either obtain space, or obtain it at reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

VOLATILITY OF STOCK PRICE

        As is frequently the case with stock of high technology companies, the market price of PeopleSoft's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors, and macroeconomic conditions in the computer hardware and software industries generally, may have a significant impact on the market price of the stock of PeopleSoft. If revenue or earnings in any quarter fail to meet the expectations (published or otherwise) of the investment community, there could be an immediate impact on The Company stock price. In addition, as described in the "Possible Adverse Effects of Recent Securities Issuances" section above, the Company has issued shares, stock options and warrants which, if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. The Company makes no assurance as to when and if such a short term stock price decline may recover. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of PeopleSoft.

INVESTMENTS AND LIQUIDITY

         The Company's short-term and long-term investments consist primarily of high quality municipal bonds, US government securities, corporate debt securities and tax-advantaged money market instruments. Despite favorable credit ratings on these investments there can be no assurance the issuing agencies will not default on their obligations which may result in losses of principal and accrued interest by PeopleSoft. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash, and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products, technologies and capital expenditures may require additional sources of financing. There can be no assurance that the Company would be able to obtain additional sources of financing or additional financing at terms favorable to the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the results of operations of the Company. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibits

                  27.1  Financial Data Schedule - March 31,1997

                  27.2  Restated Financial Data Schedule - March 31,1996

         (b)   Reports on Form 8 - K

                  No reports on Form 8 - K were filed during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 14, 1997

                                PEOPLESOFT, INC.



                                By:  /s/ RONALD E. F. CODD
                                    -------------------------
                                    Ronald E. F. Codd
                                    Senior Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS

EXHIBIT #                          EXHIBIT TITLE                            PAGE
---------                          -------------                            ----
  27.1         Financial Data Schedule - March 31, 1997                      26

  27.2         Restated Financial Data Schedule - March 31, 1996             27