Form 10-Q
period 1997-06-30
PEOPLESOFT INC
filed 1997-08-14
CIK 875570

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



    X      Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
 --------  Exchange  Act of 1934 for the quarterly period ended June 30, 1997 or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934 for the transition period from ______ to ______.

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
                                    Yes  X         No
                                       -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                               Outstanding at June 30, 1997
            -----                               ----------------------------

 Common Stock, $.01 par value                            109,981,692
================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
PART I         FINANCIAL INFORMATION

               ITEM 1 - Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of December 31,
                 1996 and June 30, 1997                                                3

               Condensed Consolidated Statements of Income for the
                 Three Months Ended June 30, 1996 and June 30, 1997;
                 and Six Months Ended June 30, 1996 and June 30, 1997                  4

               Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1996 and June 30, 1997                      5

               Notes to Condensed Consolidated Financial Statements                    6


               ITEM 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         9


PART II        OTHER INFORMATION

               ITEM 1 -  Legal Proceedings                                            24
               ITEM 2 -  Changes in Securities                                        24
               ITEM 3 -  Defaults upon Senior Securities                              24
               ITEM 4 -  Submission of Matters to a Vote of Security Holders          24
               ITEM 5 -  Other Information                                            24
               ITEM 6 -  Exhibits and Reports on Form 8 - K                           24


SIGNATURES                                                                            25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                           --------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (unaudited)


                                                                               December 31,      June 30,
                                                                                  1996             1997
                                                                                ---------       ---------
           ASSETS

Current assets:
     Cash and cash equivalents                                                  $ 169,875       $ 189,145
     Short-term investments                                                        27,138          69,515
     Accounts receivable, net                                                     163,676         200,263
     Deferred income taxes                                                         28,246          36,349
     Other current assets                                                           7,703          16,587
                                                                                ---------       ---------
        Total current assets                                                      396,638         511,859

Property and equipment, at cost                                                   140,279         166,239
      less accumulated depreciation and amortization                              (43,581)        (60,872)
                                                                                ---------       ---------
                                                                                   96,698         105,367

Investments                                                                        18,270          22,477
Deferred income taxes                                                              13,302          13,302
Capitalized software, less accumulated amortization                                11,173          10,207
Other assets                                                                        3,999           5,030
                                                                                ---------       ---------
                                                                                $ 540,080       $ 668,242
                                                                                =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                   $  47,128       $  38,982
     Accrued compensation and related expenses                                     37,681          47,056
     Income taxes payable                                                          18,771          37,811
     Deferred revenue                                                             183,252         231,189
                                                                                ---------       ---------
        Total current liabilities                                                 286,832         355,038

Stockholders' equity:
     Common stock                                                                   1,076           1,099
     Additional paid-capital                                                      162,691         183,043
     Accumulated foreign currency translation adjustment                              (89)           (618)
     Retained earnings                                                             89,570         129,680
                                                                                ---------       ---------
                                                                                  253,248         313,204
                                                                                ---------       ---------
                                                                                $ 540,080       $ 668,242
                                                                                =========       =========

            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                           --------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                        Three Months Ended         Six Months Ended
                                              June 30,                 June 30,
                                       ---------------------     ---------------------
                                         1996         1997         1996         1997
                                       --------     --------     --------     --------
Revenues:
   License fees                        $ 56,990     $ 97,028     $100,566     $180,441
   Services                              45,731       87,348       84,437      157,589
                                       --------     --------     --------     --------
      Total revenues                    102,721      184,376      185,003      338,030

Costs and expenses:
   Cost of license fees                   3,015        4,887        5,547        9,328
   Cost of services                      26,561       55,234       47,915       98,545
   Sales and marketing                   32,834       50,160       58,177       94,472
   Product development                   16,870       29,580       30,661       54,838
   General and administrative             5,773       10,441       10,879       19,569
                                       --------     --------     --------     --------
      Total costs and expenses           85,053      150,302      153,179      276,752
                                       --------     --------     --------     --------
Operating income                         17,668       34,074       31,824       61,278
Other income, principally interest        1,465        2,436        3,075        4,475
                                       --------     --------     --------     --------
      Income before taxes                19,133       36,510       34,899       65,753
Provision for income taxes                7,653       14,239       13,960       25,643
                                       --------     --------     ========     ========
Net income                             $ 11,480     $ 22,271     $ 20,939     $ 40,110
                                       ========     ========     ========     ========

Net income per share                   $   0.10     $   0.18     $   0.18     $   0.32
                                       ========     ========     ========     ========

Shares used in per share computation    119,231      124,604      118,205      124,225
                                       ========     ========     ========     ========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                           --------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                        1996            1997
                                                      ---------      ---------
OPERATING ACTIVITIES
Net income                                            $  20,939      $  40,110
Adjustments:
   Depreciation and amortization                         11,674         19,333
   Provision for allowances                                 972          3,024
   Provision for deferred income taxes                   (4,074)        (8,103)
   Changes in operating assets and liabilities:
      Accounts receivable                               (33,045)       (39,611)
      Other current assets and non-current assets        (1,725)        (9,915)
      Accounts payable and accrued liabilities            6,576         (8,146)
      Accrued compensation and related expenses           5,314          9,375
      Deferred revenue                                   28,498         47,937
      Income taxes payable                                5,161         19,040
      Tax benefits of employee stock transactions         4,011          4,087
                                                      ---------      ---------
   Net cash provided by operating activities             44,301         77,131

INVESTING ACTIVITIES
Purchase of investments                                  (6,942)       (59,548)
Sale of investments                                      13,991         12,966
Purchase of property and equipment                      (25,327)       (25,960)
Additions to capitalized software, net                   (1,005)        (1,076)
                                                      ---------      ---------
   Net cash used in investing activities                (19,283)       (73,618)

FINANCING ACTIVITIES
Net proceeds from issuance of common
  stock, primarily from stock options                     8,893         16,286
                                                      ---------      ---------
   Net cash provided by financing activities              8,893         16,286

Effect of foreign exchange rate changes on cash              52           (529)
                                                      ---------      ---------
Net increase in cash and cash equivalents                33,963         19,270
Cash and cash equivalents at beginning of period         90,682        169,875
                                                      ---------      ---------
Cash and cash equivalents at end of period            $ 124,645      $ 189,145
                                                      =========      =========



            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

        The information at June 30, 1996 and 1997 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

               The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of operating results for the full fiscal year.

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

2.  EARNINGS PER SHARE

        Net income per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents, consisting of outstanding dilutive stock options and warrants (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In November 1996, the Company's common stock was split two-for-one. All shares, common stock equivalents, and per share amounts applicable to prior periods have been restated to reflect the stock split. The computation of the weighted average number of shares outstanding for the three and six month periods ended June 30, 1996 and 1997 follows (in thousands):

                                 Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                 -------------------     -------------------
                                  1996        1997        1996        1997
                                 -------     -------     -------     -------
Weighted average shares:
    Common stock                 104,642     109,357     104,066     108,802
    Common stock equivalents      14,589      15,247      14,139      15,423
                                 -------     -------     -------     -------
                                 119,231     124,604     118,205     124,225
                                 =======     =======     =======     =======

        In February 1997, the Statement of Financial Accounting Standards No. 128 "Earnings per Share", (FAS 128) was issued and is effective for the year ending December 31, 1997. The Company will change its method for computing earnings per share and restate all periods to reflect the change in its consolidated statements of income, effective with the issuance of the Company's fourth quarter and annual report for 1997. The new method requires calculation of earnings per share excluding the dilutive effect of common stock equivalents such as stock options and warrants. The impact of the new requirements is expected to increase earnings per share for the quarters ending June 30, 1996 and 1997 by $.01 and $.02, respectively, and $.02 and $.05 for the six months ended June 30, 1996 and 1997, respectively. The impact of FAS 128 on fully diluted earnings per share is not expected to be material.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable is comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees, accrued services, and deferred services. The principle components of accounts receivable at December 31, 1996 and June 30, 1997 were as follows (in thousands):

                              Dec. 31,        June 30,
                                1996            1997
                              ---------      ---------
     Billed receivables       $  94,343      $ 120,085
     Unbilled receivables        76,756         90,625
                              ---------      ---------
                                171,099        210,710
     Allowances                  (7,423)       (10,447)
                              ---------      ---------
                              $ 163,676      $ 200,263
                              =========      =========

4.  DEFERRED REVENUE

        Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. The principle components of deferred revenue at December 31, 1996 and June 30, 1997 were as follows (in thousands):

                        Dec. 31,     June 30,
                          1996         1997
                        --------     --------
     License fees       $ 34,224     $ 47,442
     Maintenance         104,257      126,921
     Training             30,607       36,326
     Other services       14,164       20,500
                        --------     --------
                        $183,252     $231,189
                        ========     ========


5.  CAPITALIZED SOFTWARE

        The Company capitalizes certain software acquired from third parties and certain costs incurred internally in developing its software products. As discussed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996, the establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs and the cost of purchased software require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software amortization charges related to capitalized software amounted to $965,000 and $2,043,000 for the six months ended June 30, 1996 and 1997, respectively. Capitalized software costs and accumulated amortization at December 31, 1996 and June 30, 1997 were as follows (in thousands):

                                                 Dec. 31,      June 30,
                                                   1996          1997
                                                 --------      --------
     Capitalized software:
                Internal development costs       $ 10,737      $ 11,813
                Purchased from third parties        6,832         6,832
                                                 --------      --------
                                                   17,569        18,645
     Accumulated amortization                      (6,396)       (8,438)
                                                 --------      --------
                                                 $ 11,173      $ 10,207
                                                 ========      ========

6.   BUSINESS COMBINATIONS

        In July 1997 the Company announced its intent to acquire all of the outstanding shares of Campus Solutions, Inc. in exchange for 210,000 shares of its common stock. The acquisition is anticipated to close during the third quarter and is to be accounted for as a pooling-of-interests. In addition, the Company does not expect to incur any material transaction charges in connection with this acquisition.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        The Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Please read the section below titled "Factors That May Affect Future Results" to review conditions which the Company believes could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements include, but are not limited to, those items identified with a bold footnote 1 symbol. The Company undertakes no obligation to update the information contained herein.


                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During October 1996, PeopleSoft completed a merger with Red Pepper Software ("Red Pepper") accounted for as a pooling-of-interests. All financial data presented herein has been restated to include the financial position and results of operations of Red Pepper. The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:


                       FOR THE THREE MONTHS ENDED JUNE 30,
 -------------------------------------------------------------------------------
     PERCENTAGE OF                                                PERCENTAGE OF
    TOTAL REVENUES                                               DOLLAR INCREASE
 1996          1997                                              YEAR OVER YEAR
 ----          ----                                              --------------
                            Revenues:
   55%           53%           License fees                             70%
   45            47            Services                                 91
 ----          ----                                                    ---
  100           100               Total revenues                        79
                            Costs and expenses:
    3             3            Cost of license fees                     62
   26            30            Cost of services                        108
   32            27            Sales and marketing                      53
   16            16            Product development                      75
    6             6            General and administrative               81
 ----          ----                                                    ---
   83            82               Total costs and expenses              77
 ----          ----                                                    ---
   17            18         Operating income                            93
    2             1         Other income                                66
 ----          ----                                                    ---
   19            19               Income before taxes                   91
    8             7         Provision for income taxes                  86
 ====          ====                                                   ====
   11%           12%        Net income                                  94%
 ====          ====                                                   ====

                       FOR THE SIX MONTHS ENDED JUNE 30,
 -------------------------------------------------------------------------------
     PERCENTAGE OF                                                PERCENTAGE OF
    TOTAL REVENUES                                               DOLLAR INCREASE
 1996          1997                                              YEAR OVER YEAR
 ----          ----                                              --------------

                           Revenues:
  54%           53%           License fees                             79%
  46            47            Services                                 87
----          ----                                                    ---
 100           100               Total revenues                        83
                           Costs and expenses:
   3             3            Cost of license fees                     68
  26            29            Cost of services                        106
  31            28            Sales and marketing                      62
  17            16            Product development                      79
   6             6            General and administrative               80
----          ----                                                    ---
  83            82               Total costs and expenses              81
----          ----                                                    ---
  17            18         Operating income                            93
   2             1         Other income                                46
----          ----                                                    ---
  19            19               Income before taxes                   88
   8             7         Provision for income taxes                  84
====          ====                                                   ====
  11%           12%        Net income                                  92%
====          ====                                                   ====

        A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:


                                                      PERCENTAGE OF           PERCENTAGE OF
  EMPLOYEE COUNT                                     TOTAL EMPLOYEES            INCREASE
 12/31/96     6/30/97                             12/31/96     6/30/97        SINCE 12/31/96
 --------     -------                             --------     -------        --------------
   1,072       1,486    Services                     43%          45%               39%
     665         855    Sales and marketing          27           26                29
     517         676    Product development          21           20                31
     236         301    General and administrative    9            9                28
   -----       -----                                ---          ---                --
   2,490       3,318         Total                  100%         100%               33%
   =====       =====                                ===          ===                ==

REVENUES

        The Company recognizes license fee revenues when a non-cancelable license agreement has been signed; the product has been shipped; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable. For customer license agreements which have payments due within one year, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The aggregate amount of customer license agreements ("contracting activity") signed for software license fees and bundled services increased from $83.9 million in the quarter ended June 30, 1996 to $146.4 million for the same period in 1997 and from $158.0 million in the six month period ended June 30, 1996 to $292.0 million for the same period in 1997. Contracting activity with new customers comprised approximately 65% of the total customer license agreements signed with 130 new customers compared to 65% and 132 new customers in the quarter ending March 31, 1997. Average transaction size, computed by dividing the number of new customers into contracting activity, increased to approximately $1.1 million in the quarter ended June 30, 1997.

        Revenues from licensing fees increased by 70% from $57.0 million in the three month period ended June 30, 1996 to $97.0 million for the same period in 1997. Year-to-date, licensing fees increased 79% from $100.6 million in 1996 to $180.4 million in the same period in 1997. The increase in license fee revenues was attributable to continued increased market acceptance of, and breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations. Factors which caused the rate of increase in license fees to decrease from the 91% growth rate for the quarter ending March 31, 1997 included: (i) a significant reorganization of the North American sales force from a geographic based structure to an industry based focus occurred during the quarter; and (ii) contracting performance in the second calendar quarter of 1996 did not follow historical patterns and was unusually strong, presenting a difficult year to year comparison.

        Revenues from services increased by 91% from $45.7 million in the three month period ended June 30, 1996 to $87.3 million for the same period in 1997. Year-to-date, service revenues increased 87% from $84.4 million in 1996 to $157.6 million in the same period in 1997. Service revenues as a percentage of total revenues were 45% and 47% for the quarters ended June 30, 1996 and 1997, respectively and 46% and 47% for the six months ended June 30, 1996 and 1997, respectively. The Company's customer license agreements provide for initial maintenance, training, installation and support services for specified periods or amounts. Therefore, increases in customer licensing agreements have resulted in increases in revenues from these services. In addition, the increase in services revenues was attributable to two other primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant increase in consulting revenues generated by the Company's professional services staff. The Company has aggressively invested in expansion of the worldwide professional services staff, which grew substantially over the comparable period in 1996 as a result of increased customer demand for the Company's direct assistance during enterprise implementation projects.

        Total revenues increased by 79% from $102.7 million in the three month period ended June 30, 1996 to $184.4 million for the same period in 1997. Year-to-date, total revenues increased 83% from $185.0 million in 1996 to $338.0 million in the same period in 1997. Total revenue grew 16% from the previous quarter which was slightly higher than the Company's forecast of 14% revenue growth. License fees increased at a rate comparable to this overall revenue forecast, while services revenue grew faster than expected in all areas (maintenance, training and consulting services) in response to general industry demand for higher levels of service. In response to this demand, the Company continues to rapidly expand its service delivery capacity, particularly in the professional services (consulting) area and in general, expects some lag between the addition of resources and the production of revenue from those incremental resources which increases the complexity of forecasting revenue levels.(1)

        During the quarters ended June 30, 1996 and 1997, the Company's international revenues were approximately 15% and 13% of total revenues, respectively. Revenues from international operations increased 56% from $14.9 million in the three month period ended June 30, 1996 to $23.2 million in the same quarter in 1997. Increased international contracting activity was largely due to a significant transaction in France and, to a lesser degree, sales of newly released Japanese versions of Financial products. While contracting activity continues to grow sequentially, international revenues as a percentage of total revenues fluctuate due to contract terms which determine revenue recognition. The multi-language availability of Release 6 occurred toward the end of the second quarter however it did not have any significant impact on international performance during the quarter. The Company expects international revenues to grow substantially during 1997, however, it is unlikely that the percentage of international revenues in comparison to total revenues will change significantly during 1997(1). The Company continues to invest heavily in building international infrastructure, developing global product functionality and translated versions of financial and other products, and expects material gains in the proportion of international revenues in 1998 and beyond(1). In the event international expansion and/or product globalization are not successful, it is likely to have a negative impact on the Company's operating results and/or growth prospects.


------------------------------
(1) Forward looking statement

COSTS AND EXPENSES

        Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software costs. Cost of license fees increased by 63% from $3.0 million in the three month period ended June 30, 1996 to $ 4.9 million for the same period in 1997, representing 3% of total revenues for each quarter and 5% of license fee revenues in each quarter. Cost of license fees in the six month period ended June 30, 1996 and 1997 were $5.5 million and $9.3 million, respectively representing 3% of total revenues for each six month period and 6% and 5% of license fee revenues in each six month period, respectively. The Company's software products are based on a combination of internally developed technology and application products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

        Cost of services consists principally of account management field support, training, consulting and product support costs. These costs increased by 108% from $26.6 million in the three month period ended June 30, 1996 to $55.2 million for the same period in 1997, representing 26% and 30% of total revenues and 58% and 63% of service revenues in those quarters, respectively. Costs increased by 106% from $47.9 million in the six month period ended June 30, 1996 to $98.5 million for the same period in 1997, representing 26% and 29%, of total revenues and 57% and 63% of service revenues in those periods, respectively. The increase in cost of services is due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training and account management staff.

        Sales and marketing expenses increased by 53% from $32.8 million in the three month period ended June 30, 1996 to $50.2 million for the same period in 1997, representing 32% and 27% of total revenues respectively. These expenses increased by 62% from $58.2 million in the six month period ended June 30, 1996 to $94.5 million for the same period in 1997, representing 31% and 28% of total revenues, respectively. The increase in sales and marketing expenses is attributable to the Company's continued expansion of its direct sales force, increased commission expense associated with higher revenue, increased depreciation from related equipment and facility expenditures, continued investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product line. The Company continues the process of increasing its direct sales and marketing expenditures to address certain international markets, establish an industry focused enterprise sales force structure and fund both cross industry and industry specific marketing and sales activities. Consequently, such expenses may increase as a percentage of total revenues in future periods.(1)


        Software product development expenses increased by 75% from $16.9 million in the three month period ended June 30, 1996 to $29.6 million for the same period in 1997 representing 16% of total revenues, in each quarter. These expenses increased by 79% from $30.7 million in the six month period ended June 30, 1996 to $54.8 million for the same period in 1997, representing 17% and 16% of total revenues, in each period, respectively. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support product development initiatives in the following areas: i) expansion and enhancement of the Company's core product offerings in the areas of HRMS, Financial Management Systems, Distribution/Materials Management Systems and PeopleSoft's Enterprise Resource Optimization software;
ii) the enhancement of the Company's platform development, certification, product testing and overall release management capabilities; iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and v) the development of certain vertical market software products and versions of its core software products suitable to the unique needs of customers within certain industries. The Company anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues(1). In particular, the Company's development expenditure increases during 1997 are being driven by i) the acquisition of PeopleSoft Manufacturing, Inc.



------------------------------
(1) Forward looking statement
and PeopleMan L.P. (collectively referred to as PMI) and the ongoing associated expansion of the Company's manufacturing application development activities; ii) the investment in a new line of human resource management system products for the public sector (PeopleSoft HRMS for the Public Sector) which was released in April, 1997; iii) the release in the second quarter of 1997 of Release 6 Financials for Public Sector; iv) the release in the second quarter of 1997 of a kanji based version of its HRMS and Financial software products for the Japanese marketplace, v) the release of multi-language translations of a portion of its Release 6 software products in the second quarter of 1997 and vi) the beta release of Student Administration products for the Higher Education marketplace in April 1997, and the associated general release of these products, scheduled for the fourth quarter of 1997.(1) The Company continues to invest significant resources in Release 7, a new release of its enterprise product suite planned for general availability in September 1997.(1)

        General and administrative expenses increased by 81% from $5.8 million in the three month period ended June 30, 1996 to $10.4 million for the same period in 1997, representing 6% of total revenues in each quarter. These expenses increased by 80% from $10.9 million in the six month period ended June 30, 1996 to $19.6 million for the same period in 1997, representing 6% of total revenues in each period. The increase in general and administrative expenses resulted primarily from increases in staffing and information systems infrastructure to support the Company's growth and increases in expenses associated with the operation of foreign subsidiaries.

        Operating margins for the three month period ended June 30, 1997 increased to 18.5% compared to 17.2% for the same period from last year and 17.7% for the first quarter of 1997. Operating margins for the six month period ended June 30, 1997 increased to 18.1% compared to 17.2% for the same period from last year. The June 30, 1997 quarter margin percentage was slightly higher than the Company's forecast primarily due to higher than expected revenues as discussed above.

        Other income, consisting primarily of interest, increased from $1.5 million in the three month period ended June 30, 1996 to $2.4 million for the same period in 1997, and increased from $3.1 million in the six month period ended June 30, 1996 to $4.5 million for the same period in 1997 primarily due to a higher balance of cash and short and long term investments, and a higher concentration of such balances in higher interest bearing instruments. Other income exceeded the Company's forecast due to increases in the holdings of taxable securities and a general increase in short-term interest rates. Provision for Income Taxes

       The Company's income tax provision increased from $7.7 million in the three month period ended June 30, 1996 to $14.2 million for the same period in 1997, and increased from $14.0 million in the six month period ended June 30, 1996 to $25.6 million for the same period in 1997. The provision for income taxes was 39% of income before taxes for the quarter and six month period ended June 30, 1997, which represents a one percentage point decline from the 1996 annual effective income tax rate. The reduction in the estimated effective tax rate from 1996 to 1997 was primarily attributable to the following two items: i) recent favorable changes in the State of California's research and development tax credit rules, and ii) a shift in the mix of worldwide operating results based on the Company's current projection of operating income by country. The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate. As permitted by SFAS No. 109, "Accounting for Income Taxes", the Company has recorded $49.7 million in net deferred tax assets at June 30, 1997.

EARNINGS PER SHARE

        Earnings per share increased from $ .10 in the three month period ended June 30, 1996 to $ .18 for the same period in 1997, and increased from $ .18 in the six month period ended June 30, 1996 to $ .32 for the same period in 1997. Earnings per share exceeded the Company's forecast by $ .02 due primarily to higher than forecasted services revenues.

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities provided cash of $77.1 million during the six month period ended June 30, 1997, compared to $44.3 million in the same period in 1996. Operating cash flows increased primarily due to increases


------------------------------
(1) Forward looking statement
in income before non-cash items, non-cash expenses, deferred revenue and income taxes payable, which were partially offset by increases in accounts receivable and other assets and decreases in accounts payable and accrued liabilities and deferred income taxes. From December 31, 1996 to June 30, 1997, net accounts receivable increased from $163.7 million to $200.3 million and deferred revenues increased from $183.3 million to $231.2 million. The increase in net accounts receivable resulted from the growth in customer licensing activity offset by cash collections. Deferred revenue has increased as a result of the growth in customer licensing activity and the associated deferrals of revenues related to services to be provided to new licensees.

        The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues plus the net change in deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because contracting activity may impact accounts receivable regardless of whether revenue has been recognized or deferred. Under this method, DSO was, 100 days as of June 30, 1996, 83 days as of December 31, 1996, and 86 days as of June 30, 1997. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution) or dates that generally span four to nine months, and revenue generation is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

        During the first six months of 1996 and 1997, the Company's principal use of cash for investing activities was for purchases of short term investments and computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements.

        As of June 30, 1997, the Company had $156.8 million in working capital, including $189.1 million in cash and cash equivalents, and $69.5 million in short term investments, consisting primarily of high quality municipal bonds, federal government and government agency bonds, and tax-advantaged money market instruments. The Company believes that existing cash and short-term investment balances, proceeds from sale of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, at least through June 1998(1).


                                BUSINESS OUTLOOK

The following forward looking statements are based on current expectations which are subject to material change due to a variety of factors including but not limited to, those which are listed below and in the section titled "Factors That May Affect Future Results" .

 - Based on its current expectations of contracting activity, and an analysis of the Company's service delivery capacity and the expected customer utilization of such services, the Company expects total revenues for the third quarter of 1997 to increase approximately 13% over total revenues recorded in the second quarter of 1997(1). For the 1997 calendar year, the Company expects total revenues to increase approximately 75% over the total revenues recorded in the 1996 calendar year(1). As with any forecast, actual results could vary within a few percentage points on either side of these estimates even if there are no material changes to the underlying assumptions, and longer term forecasts can be expected to have relatively higher variability. The key assumptions on which this forecast is based include, but are not limited to, the following: i) total actual available market opportunities must be reasonably consistent with those forecasted by certain major information technology market research firms; ii) the preservation of the Company's ability to generate a sufficient number of qualified leads through its ongoing marketing programs; iii) an increase in the Company's direct sales capacity through the successful recruitment, hiring, training and retention of additional sales and sales support personnel; iv) no significant adverse changes in the competitive landscape; and v) the continued demand for the Company's applications as an alternative to modification of legacy systems where prospects have issues relating to data processing in the year 2000. In addition, the achievement of expected


------------------------------
(1) Forward looking statement
    contracting activity and total revenues is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, fluctuations in quarterly operating results; changes in customer demand; the timing and complexity of large transactions including the bundling of significant amounts of professional services; ability to recognize contracting activity in the current quarter under revenue recognition accounting rules; success of international operations; reliance on third parties for sales, marketing and implementation assistance; successful completion of sales force reorganization plans; timing and acceptance of software products and product development; and the ability to execute hiring and facility expansion plans.

 - The Company's operating model is based on a rolling four quarter target operating margin between 18% and 20%. The Company expects 1997's full year results to be within this range, and expects the operating margin for the third quarter to be at or slightly below the midpoint of this range(1). Due to the significant operating leverage which is characteristic of the software publishing industry, any deviation in the expected revenues could significantly impact the Company's ability to meet the target operating margins. Achievement of forecasted operating margins is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, achievement of revenue forecasts as discussed above; continued introduction and marketing of new and enhanced versions of software products; successful penetration of international markets; continued acceptance of the Company's software products, particularly its proprietary software development tools; successful porting and acceptance of its software products on a variety of platforms; continued acceptance of its application security architecture, intellectual property, proprietary rights, and its product liability protections; and continued success in hiring, training and retaining key personnel and completing expansion of facilities.

 - Based on an assumption of constant interest rates and no unusual items of other income or expense, the Company expects other income on a quarterly basis to remain flat to slightly higher in absolute dollars compared to the second quarter of 1997(1). Achievement of forecasted other income targets is dependent on stable financial markets in order to prevent the Company from experiencing a default on any of its significant investments, a significant decline in investment yield rates or a significant fluctuation in foreign currency exchange rates which could cause a significant translation gain or loss. Should the Company decide to utilize a significant portion of its current cash and investments to acquire complementary businesses, products, technologies or to acquire additional facilities through purchase of land and/or buildings, interest income may decline significantly causing other income to deviate from forecasted amounts.

 - Based on current tax law and the Company's present forecast of operating results by country, the effective tax rate in 1997 is expected to remain at approximately 39%(1). The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate.

        Please read the section below titled "Factors The May Affect Future Results" for additional information and discussion of conditions which the Company believes could cause actual results to differ materially from those contemplated by forward looking statements.


------------------------------
(1) Forward looking statement

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations (which includes the Business Outlook Section) with a bold footnote(1) symbol. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

        The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the execution of license agreements ("contracting activity") governing the use of the Company's software products booked and shipped in that quarter. Contracting activity is difficult to forecast for a variety of reasons including: (i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software product solutions for the customer's overall enterprise, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process; (iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, company management, budgetary constraints or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even subsequent to actual vendor selection; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; (vii) as the Year 2000 approaches, many potential customers are evaluating their legacy systems and must decide whether to repair or replace existing applications which have Year 2000 operability issues. While the Company believes that such evaluations are favorably impacting demand for its applications, such demand is subject to change as the Year 2000 draws closer since lead times required to complete systems implementations preclude system replacement as a timely solution to the Year 2000 issue. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the issue on quarter to quarter revenue achievement is limited; and (viii) changes in economic, political and market conditions can adversely impact business opportunities without any notice. In addition, certain license agreements executed during a quarter may not meet the Company's revenue recognition criteria. Consequently, a situation could occur in which the Company meets or exceeds its forecast of aggregate contracting activity, but is not able to meet its forecast for license revenues.

        In addition to factors impacting contracting activity, license revenues are difficult to forecast because: (i) the timing of new software product availability to fulfill delivery obligations under both new and existing license agreements is difficult to predict because of the increasing complexity of the Company's technology, software product solutions and underlying development and testing processes; (ii) changes in the Company's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns;
(iii) enterprise transactions often involve both software products that are then currently deliverable, as well as software products that are still under development; to the extent the Company enters into a license agreement for the provision of both software product categories, the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions and terminology consistent with generally accepted accounting principles to permit any revenue recognition under the license agreement; (iv) enterprise transactions may grant rights to process data across complex, widely distributed computing environments. Due to a variety of factors including, but not limited to, differences in relational database product performance across wide area networks, differences in speed of various communication links and differences in hardware


------------------------------
(1) Forward looking statement
platform performance, there is a limited ability to accurately predict product performance in some of these environments. To the extent the Company enters into a license agreement with an enterprise customer incorporating such non-standard acceptance criteria which includes various on-line and batch performance measures within such environments, revenue recognition could be postponed pending verification of the performance capabilities within the operating environment; and (v) all of the above factors, as well as other specific requirements under recently published proposed generally accepted accounting standards for software revenue recognition such as increased use of contract accounting when certain types of professional services and/or payment terms are included in license transactions create circumstances under which the Company must have very precise contractual language in order to recognize revenue upon initial product delivery. Although the Company has a standard license agreement which meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions which permit recognition of revenue at the time of delivery or even under the percentage of completion method under contract accounting rules.

        Services revenues have varied from quarter to quarter due to changes in levels of consulting activity and seasonality in training revenues which tend to lag license revenues by approximately one quarter. In order to continue the growth of service revenues, particularly those related to professional services, the Company must continue to recruit, hire and train growing numbers of consultants.

POSSIBLE ADVERSE EFFECTS OF RECENT SECURITIES ISSUANCES

        The Company has outstanding warrants to purchase 4,000,000 shares of its common stock which have exercise prices below the current market price of the common stock. The exercise of these warrants and resale of the underlying shares or the sale of the shares issued in the Acquisition could adversely affect the market price of the Company's common stock. Warrants to purchase 800,000 shares of common stock at an exercise price of $27.50 per share expire in the fourth quarter of 1997. At December 31, 1996 the Company had 6,869,747 exercisable options outstanding to purchase common stock which have exercise prices below the current market price of the common stock. The exercise and sale of a significant number of such stock options for the underlying shares could adversely affect the market price of the Company's common stock.

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

FUTURE OPERATING RESULTS UNCERTAIN

        Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers and other factors affecting capital spending. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition. The Company's continued success is dependent on its continued ability to introduce,


------------------------------
(1) Forward looking statement
develop and market new and enhanced versions of its software products, although there can be no assurance that such ability can be maintained.

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

        In the enterprise application software market, PeopleSoft faces significant competition from SAP AG, Oracle Corporation and Baan Company N. V. and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS (relational database management system) is a supported platform underlying a significant share of PeopleSoft's installed applications.

        In the manufacturing software application markets, in which PeopleSoft recently began competing, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as QAD, Ross Systems and J.D. Edwards and a large number of niche competitors already in the manufacturing market.

        PeopleSoft also faces competition from providers of HRMS software products including Cyborg, Lawson, Integral Systems, Inc., InPower and Ceridian, and from providers of financial management systems software products including Hyperion, Computron Software, Inc., Lawson Associates and other smaller companies. In addition, ADP, Inc. and Shared Medical Systems, Inc. have the right to sublicense selected PeopleSoft products in competition with PeopleSoft's marketing efforts in selected markets.

        In the emerging enterprise resource optimization software solutions market, in which the Company now competes since its acquisition of Red Pepper Software during the fourth quarter of 1996, PeopleSoft faces several current and potential competitors including: (i) companies such as i2 Technologies, Manugistics and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP (material requirements planning) solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc. (formerly Marcam Corporation), Marcam Solutions, Inc. and Cap Logistics; (iii) other business application software vendors that may broaden their product offerings by internally developing, or by acquiring (such as Baan's recent acquisitions of Berclain Group, Inc. and Antalys, Inc. or partnering with independent developers of advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

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

RELIANCE ON THIRD PARTIES FOR SALES, MARKETING AND SOFTWARE PRODUCT IMPLEMENTATIONS

         A key aspect of the sales and marketing strategy for the Company is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or in support of PeopleSoft. If the Company or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be materially adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommendation alternative for integrators who provide both selection advice and generate consulting fees from customers by providing implementation services. Due to the foregoing factors, it is reasonably possible that in a future quarter or quarters the Company's operating results could fall short of the published expectations of certain public market financial analysts.

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

        PeopleSoft's software products can be licensed for use with the following RDBMS's and run on the following operating systems: Centura SQLBase (Windows 95 single user version only and NT), IBM's DB2 ( MVS/ESA or OS/3 using connectivity products from Centura or Sybase and separately, AIX and OS/400), Informix INFORMIX-OnLine Dynamic Server (AIX, Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX, DC/Osx, IRIX, SCO Open Server, Reliant Unix, NT, and HP-UX), Microsoft SQL Server NT version 6.5, Oracle (NT and over 10 versions of
Unix), and Sybase's System 11 (Digital Unix, HP-UX, AIX and Solaris). In addition, the Company is planning to introduce client support for Apple's Macintosh family of computers using Sun Microsystem's Java platform running on the Macintosh client in its next release of PeopleTools(1). No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

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

RELIANCE ON SINGLE CLIENT INTERFACE

        At the present time, the Company supports client (workstation) platforms exclusively utilizing Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of PeopleSoft's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be materially adversely effected. If a new user interface were to gain broad acceptance in the marketplace, there can be no assurance that PeopleSoft's architecture would be compatible with such an interface. In addition, as the Company expands its software product offerings into new vertical markets, the dependency on Microsoft's Windows technology may adversely impact the Company's ability to successfully compete in those markets. For example, failure to support the use of Apple's Macintosh platform for client machines to access PeopleSoft software products could adversely effect PeopleSoft's ability to compete in the higher education market. The Company intends to provide an alternative to the Windows interface using Sun Microsystem's Java platform in its Release 7 version(1). While this interface will not replace the Windows interface, it will provide additional user capability to interface with PeopleSoft applications. No assurance can be made regarding successful integration of Java into Release 7.

        The use of a Web browser (running on either a PC or network computer) to access client/server systems is rapidly emerging as an alternative client to the traditional desktop access through Microsoft Windows based personal computers. The Company has enabled access to its applications through this new emerging client only through the use of one of several of third party products. However, it is clear that the Company must develop extensions of its PeopleTools technology which would facilitate client access to its applications using a Web browser but without the use of third party solutions. The Company presently intends to provide this capability with Release 7 which is expected to be available in the third quarter of 1997(1). A delay in the release of this product could have an adverse effect on the stock price, and


------------------------------
(1) Forward looking statement
could reduce the market acceptance of the Company's products. In addition, such client access via the internet will be subject to numerous risks inherent in utilizing the internet including: security, availability and reliability. No assurance can be given concerning the Company's successful development of and support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

RELIANCE ON JOINT BUSINESS ARRANGEMENT

        PeopleSoft has, or intends to enter into various development arrangements for the purpose of developing new products or extensions to existing products (See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10 K)). Under these development arrangements, PeopleSoft is the exclusive remarketer of the developed software products and pays a royalty to the development entity and/or funding entities based on license fees received from end user licenses of these software products. While the intent of the development arrangements are to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should any of the development arrangements require additional funds to complete development or enhance the software product, there can be no assurance that funds will be available on terms acceptable to the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such an acquisition might be accounted for using the purchase method which is likely to result in either or both: a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark, trade secret laws and other measures to protect their proprietary information. The Company received its first patent in June 1995 and its second patent in August 1995. In July 1995, the Company received title to a third patent as part of a teaming and development agreement. Also, the Company has four additional patent applications pending. There can be no assurance that any issued patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

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

PRODUCT LIABILITY

        The Company's license agreements with their customers contain provisions designed to limit their exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state and local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates the risk of a claim being pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of such software products may increase PeopleSoft's exposure to product liability claims against the Company.

GROWTH IN OPERATIONS

        The Company has experienced an extended period of significant revenue growth, growth in the Company's customer base, expansion of its software product lines and supported platforms both through internal development and mergers and acquisitions, a significant increase in the number of its employees, and expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel, and has placed, and is expected to continue to place a significant strain upon the Company's management, operating, and financial controls and resources. To accommodate recent growth, compete effectively, and manage potential future growth, the Company must continue to implement and improve its operational and financial systems, procedures and controls. In addition, the Company must continue to expand, train, retain and manage its employee base. There can be no assurance that the Company will be able to manage this expansion effectively, or that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations.

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

REORGANIZATION OF THE COMPANY'S SALES FORCE

        Effective April 1, 1997, the Company reorganized its North American sales operations around industry based territories and major account assignments from a geographic based business unit organization structure. As part of this reorganization, a substantial number of accounts, prospects and opportunities previously assigned to one sales representative were reassigned to another sales representative. This reassignment has caused delays in account assignments and the associated management of the sales cycle, which may have resulted in lost sales opportunities or otherwise lengthened the sales cycle. In addition, each of the industry territories will require validation from one or more key customer reference accounts. Such accounts are a critical factor for sales success since sales prospects frequently require validation prior to entering into a license agreement. However, limited referencable accounts exist in certain target industries at this time. There can be no assurance that the Company will develop a sufficient number of referencable customer accounts across all industry segments without significant adverse impact on near term sales results or that this sales operations reorganization will sustain or improve long term sales results.

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

VOLATILITY OF STOCK PRICE

        As is frequently the case with stock of high technology companies, the market price of the Company's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors, and macroeconomic conditions in the computer hardware and software industries generally, may have a significant impact on the market price of the stock of PeopleSoft. If revenue or earnings in any quarter fail to meet the expectations (published or otherwise) of the investment community, there could be an immediate impact on the Company's stock price. In addition, as described in the " Possible Adverse Effects of Recent Securities Issuances" section above, the Company has issued shares, stock options and warrants which, if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. The Company makes no assurance as to when and if such a short term stock price decline may recover. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of PeopleSoft.

INVESTMENTS AND LIQUIDITY

        The Company's short-term and long-term investments consist primarily of high quality municipal bonds, U.S. government securities, corporate debt securities and tax-advantaged money market instruments. Despite favorable credit ratings on these investments there can be no assurance the issuing agencies will not default on their obligations which may result in losses of principal and accrued interest by PeopleSoft. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products, technologies and capital expenditures may require additional sources of financing. There can be no assurance that the Company would be able to obtain additional sources of financing or additional financing at terms favorable to the Company.

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

Item 2. Changes in Securities

               None

Item 3. Defaults Upon Senior Securities
               None

Item 4. Submission of Matters to a Vote of Security Holders

    (a)  The Company held its annual meeting of stockholders on May 27, 1997.

    (b)  Pursuant to the election of the three directors listed under Item 4(c)
         (i), Mr. David A. Duffield, Mr. Edgar F. Codd, and Mr. George J.
         Still Jr. were each elected for a two year term. Mr. Albert W. Duffield, Mr. A. George "Skip" Battle, and Mr. Cyril J. Yansouni still continue as directors and were elected at the prior year's annual meeting for a term of two years.

    (c) The Company's stock holders voted the following matters: (i) Election of three directors. All directors proposed by management were elected.

  Name of             Number of     # of Votes    # of Votes    Number of    # of Broker
  Nominee             Votes For      Against       Withheld    Abstentions    Non Votes
  -------             ---------      -------       --------    -----------    ---------
David A. Duffield     61,523,788      139,633         --           --             --
Edgar F. Codd         61,510,055      153,366         --           --             --
George J. Still       61,522,887      140,534         --           --             --

         (ii) Approval of an amendment to the Restated Certificate of Incorporation to increase the authorized number of Common Stock of the Company to 320,000,000. 57,576,419 votes were cast in favor of the amendment, 4,031,527 votes were cast against, zero votes were withheld, there were 55,575 abstentions, and zero broker non votes.

         (iii) Ratification of independent public auditors. The Stockholders ratified the appointment of Ernst & Young as the Company's independent public auditors for the fiscal year ended December 31, 1997. 61,573,230 votes were cast in favor of the appointment, 41,634 votes were cast against, zero votes were withheld, there were zero abstentions, and zero broker non votes.

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8 - K

        (a)    Exhibits

               27.1  Financial Data Schedule - Six months ended June 30,1997

               27.2 Restated Financial Data Schedule - Six months ended June 30,1996

        (b)    Reports on Form 8 - K

               No reports on Form 8 - K were filed during the quarter ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1997

                                PEOPLESOFT, INC.


                               By:  /s/ RONALD E. F. CODD
                               ------------------------------------------
                               Ronald E. F. Codd
                               Senior Vice President of Finance and
                               Administration and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS

 EXHIBIT #                           EXHIBIT TITLE                                         -------------                     ----
   27.1         Financial Data Schedule - June 30,1997
   27.2         Restated Financial Data Schedule - June 30, 1996