Form 10-Q
period 1997-09-30
PEOPLESOFT INC
filed 1997-11-14
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


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

                                         Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS               OUTSTANDING AT SEPTEMBER 30, 1997
                    -----               ---------------------------------
       Common Stock, par value $.01                110,999,238


================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS


                                                                                             PAGE NO.
                                                                                             --------
PART I     FINANCIAL INFORMATION

           ITEM 1 - Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of December 31,  1996 and September         3
              30, 1997

           Condensed Consolidated Statements of Income for the Three Months Ended
              September 30, 1996 and September 30, 1997;  and Nine Months Ended September       4
              30, 1996 and September 30, 1997

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1996 and September 30, 1997                                         5

           Notes to Condensed Consolidated Financial Statements                                 6

           ITEM 2 - Management's Discussion and Analysis of Financial Condition and             8
              Results of Operations

PART II    OTHER INFORMATION

           ITEM 1 -  Legal Proceedings                                                         23
           ITEM 2 -  Changes in Securities                                                     23
           ITEM 3 -  Defaults upon Senior Securities                                           23
           ITEM 4 -  Submission of Matters to a Vote of Security Holders                       23
           ITEM 5 -  Other Information                                                         23
           ITEM 6 -  Exhibits and Reports on Form 8 - K                                        23

SIGNATURES                                                                                     24

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                 1996               1997
                                                             ------------       -------------
           ASSETS
Current assets:
     Cash and cash equivalents                                  $ 169,875         $ 222,369
     Short-term investments                                        27,138            98,034
     Accounts receivable, net                                     163,676           258,218
     Deferred income taxes                                         28,246            20,294
     Other current assets                                           7,703            10,191
                                                                ---------         ---------
        Total current assets                                      396,638           609,106

Property and equipment, at cost                                   140,279           179,108
     less accumulated depreciation and amortization               (43,581)          (69,271)
                                                                ---------         ---------
                                                                   96,698           109,837

Investments                                                        18,270            25,303
Deferred income taxes                                              13,302            13,302
Capitalized software, less accumulated                             11,173             9,747
     amortization
Other assets                                                        3,999             8,638
                                                                ---------         ---------
                                                                $ 540,080         $ 775,933
                                                                =========         =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                   $  47,128         $  48,936
     Accrued compensation and related expenses                     37,681            58,611
     Income taxes payable                                          18,771            26,308
     Deferred revenue                                             183,252           283,816
                                                                ---------         ---------
        Total current liabilities                                 286,832           417,671

Stockholders' equity:
     Common stock                                                   1,076             1,110
     Additional paid-capital                                      162,691           200,691
     Accumulated foreign currency translation adjustment              (89)           (1,283)
     Retained earnings                                             89,570           157,744
                                                                ---------         ---------
                                                                  253,248           358,262
                                                                ---------         ---------
                                                                $ 540,080         $ 775,933
                                                                =========         =========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.

                                ----------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                            ------------------------        ------------------------
                                              1996            1997            1996            1997
                                            --------        --------        --------        --------
Revenues:
   License fees                             $ 67,121        $112,977        $167,687        $293,418
   Services                                   50,261         104,073         134,698         261,662
                                            --------        --------        --------        --------
      Total revenues                         117,382         217,050         302,385         555,080

Costs and expenses:
   Cost of license fees                        2,727           6,113           8,274          15,440
   Cost of services                           32,510          59,805          80,425         158,350
   Sales and marketing                        35,478          61,495          93,655         155,967
   Product development                        18,950          34,851          49,611          89,689
   General and administrative                  7,004          10,978          17,883          30,548
                                            --------        --------        --------        --------

      Total costs and expenses                96,669         173,242         249,848         449,994
                                            --------        --------        --------        --------

Operating income                              20,713          43,808          52,537         105,086
Other income, principally interest             1,252           2,480           4,327           6,955
                                            --------        --------        --------        --------

      Income before taxes                     21,965          46,288          56,864         112,041
Provision for income taxes                     8,786          17,589          22,746          43,233
                                            --------        --------        ========        ========
Net income                                  $ 13,179        $ 28,699        $ 34,118        $ 68,808
                                            ========        ========        ========        ========

Net income per share                        $   0.11        $   0.23        $   0.29        $   0.55
                                            ========        ========        ========        ========

Shares used in per share computation         120,689         126,915         119,033         125,122
                                            ========        ========        ========        ========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ---------------------------
                                                            1996              1997
                                                         ---------         ---------
OPERATING ACTIVITIES
Net income                                               $  34,118         $  68,808
Adjustments:
   Depreciation and amortization                            18,885            28,673
   Provision for allowances                                  1,826             6,935
   Provision for deferred income taxes                      (7,344)            7,952
   Changes in operating assets and liabilities:
      Accounts receivable                                  (45,910)         (101,477)
      Other current assets and non-current assets           (3,381)           (3,635)
      Accounts payable and accrued liabilities              15,643             1,808
      Accrued compensation and related expenses             12,559            20,930
      Deferred revenue                                      55,666           100,564
      Income taxes payable                                   6,435             7,537
      Tax benefits of employee stock transactions            7,025             9,343
                                                         ---------         ---------
   Net cash provided by operating activities                95,522           147,438

INVESTING ACTIVITIES
Purchase of investments                                    (29,157)         (127,971)
Sale of investments                                         15,912            50,044
Purchase of property and equipment                         (42,340)          (38,829)
Additions to other assets                                   (8,415)           (4,190)
Additions to capitalized software, net                      (1,494)           (1,557)
                                                         ---------         ---------

   Net cash used in investing activities                   (65,494)         (122,503)

FINANCING ACTIVITIES
Net proceeds from issuance of common
  stock, primarily from stock options                       14,553            28,753
                                                         ---------         ---------

   Net cash provided by financing activities                14,553            28,753


Effect of foreign exchange rate changes on cash                171            (1,194)
                                                         ---------         ---------
Net increase in cash and cash equivalents                   44,752            52,494

Cash and cash equivalents at beginning of period            90,682           169,875
                                                         ---------         ---------
Cash and cash equivalents at end of period               $ 135,434         $ 222,369
                                                         =========         =========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The information at September 30, 1996 and 1997 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

        The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of operating results for the full fiscal year.

2.      EARNINGS PER SHARE

        Net income per share is computed on the basis of weighted average number of shares outstanding plus common stock equivalents, consisting of outstanding dilutive stock options and warrants (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. In November 1996, the Company's common stock was split two-for-one. All shares, common stock equivalents, and per share amounts applicable to prior periods have been restated to reflect the stock split. All shares and per share amounts do not reflect the stock split to be effected on December 5, 1997 as discussed further below. The computation of the weighted average number of shares outstanding for the three and nine month periods ended September 30, 1996 and 1997 follows (in thousands):

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                    ----------------------        ----------------------
                                      1996           1997           1996           1997
                                    -------        -------        -------        -------
Weighted average shares:
    Common stock                    106,659        110,505        105,396        109,370
    Common stock equivalents         14,030         16,410         13,637         15,752
                                    -------        -------        -------        -------

                                    120,689        126,915        119,033        125,122
                                    =======        =======        =======        =======

        In February 1997, the Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128), was issued and is effective for the year ending December 31, 1997. The Company will change its method for computing earnings per share and restate all periods to reflect the change in its consolidated statements of income, effective with the issuance of the Company's fourth quarter and annual report for 1997. The new method requires calculation of earnings per share excluding the dilutive effect of common stock equivalents such as stock options and warrants. The impact of the new requirements is expected to increase earnings per share for the quarters ending September 30, 1996 and 1997 by $.01 and $.03, respectively, and $.03 and $.08 for the nine months ended September 30, 1996 and 1997, respectively. The impact of FAS 128 on fully diluted earnings per share is not expected to be material.

        During the fourth quarter of 1997, the Company anticipates issuing approximately 475,000 shares of common stock pursuant to the exercise of outstanding warrants. The Company does not anticipate the exercise of the warrants to materially effect the weighted average number of shares outstanding.

3.      ACCOUNTS RECEIVABLE

        Accounts receivable is comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees, accrued services, and deferred services. The principal components of accounts receivable at December 31, 1996 and September 30, 1997 were as follows (in thousands):

                              DEC. 31,          SEPT. 30,
                                1996              1997
                             ---------         ---------
Billed receivables           $  94,343         $ 166,426
Unbilled  receivables           76,756           106,150
                             ---------         ---------
                               171,099           272,576
Allowances                      (7,423)          (14,358)
                             ---------         ---------
                             $ 163,676         $ 258,218
                             =========         =========

4.      DEFERRED REVENUE

        Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. The principal components of deferred revenue at December 31, 1996 and September 30, 1997 were as follows (in thousands):

                           DEC. 31,        SEPT. 30,
                             1996            1997
                           --------        --------
License fees               $ 34,224        $ 65,241
Maintenance                 104,257         155,572
Training                     30,607          39,578
Other services               14,164          23,425
                           --------        --------
                           $183,252        $283,816
                           ========        ========

5.      CAPITALIZED SOFTWARE

        The Company capitalizes certain software acquired from third parties and certain costs incurred internally in developing its software products. As discussed in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996, the establishment of technological feasibility and ongoing assessment of recoverability of capitalized software development costs and the cost of purchased software require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software amortization charges related to capitalized software amounted to $1,536,000 and $2,983,000 for the nine months ended September 30, 1996 and 1997, respectively. Capitalized software costs and accumulated amortization at December 31, 1996 and September 30, 1997 were as follows (in thousands):

                                               DEC. 31,         SEPT. 30,
                                                 1996             1997
                                               --------         --------
Capitalized software:
           Internal development costs          $ 10,737         $ 12,294
           Purchased from third parties           6,832            6,832
                                               --------         --------
                                                 17,569           19,126
Accumulated amortization                         (6,396)          (9,379)
                                               --------         --------
                                               $ 11,173         $  9,747
                                               ========         ========

6.      BUSINESS COMBINATIONS

        During the quarter ended September 30, 1997 the Company acquired all of the outstanding shares of Campus Solutions, Inc. in exchange for 210,000 shares of its common stock, and the assets of Salerno Manufacturing Inc. in exchange for 80,645 shares of common stock. These transactions were both accounted for as pooling of interests. Additionally, the Company acquired TeamOne, LLC. in exchange for $4,000,000 cash. The aggregate effect of the three acquisitions was immaterial to the financial position and results of operations for the quarter and prior periods.

        On October 16, 1996 the Company merged with Red Pepper Software Company ("Red Pepper"). The merger was accounted for as a pooling-of-interests and the historical consolidated financial statements of the Company for periods prior to the merger have been restated to include the financial position, results of operations and cash flows of Red Pepper. See Note 10, "Business Combinations", in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1996.


7.       SUBSEQUENT EVENT

        On November 11, 1997, the Company announced a two-for-one split of its common stock. The stock split will be effected as a stock dividend on December 5, 1997 for all shareholders of record on November 21, 1997. The stock split will increase the number of shares of common stock outstanding from approximately 127,000,000 to 254,000,000. The accompanying condensed consolidated financial statements do not reflect the retroactive effect of the stock split planned for December 5, 1997.

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


RESULTS OF OPERATIONS

During October 1996, the Company completed a merger with Red Pepper Software ("Red Pepper") accounted for as a pooling-of-interests. All financial data presented herein has been restated to include the financial position and results of operations of Red Pepper. The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------
            PERCENTAGE OF
            TOTAL REVENUES
                                                                            PERCENTAGE OF
                                                                           DOLLAR INCREASE
       1996                1997                                            YEAR OVER YEAR
-----------------  -------------------                                    ----------------
                                       Revenues:
        57%                  52%           License fees                           68%
        43                   48            Services                              107
       ---                 ----                                                 ----
       100                  100               Total revenues                      85
                                       Costs and expenses:
         2                    3            Cost of license fees                  124
        28                   28            Cost of services                       84
        30                   28            Sales and marketing                    73
        16                   16            Product development                    84
         6                    5            General and administrative             57
       ---                 ----                                                 ----
        82                   80               Total costs and expenses            79
       ---                 ----                                                 ----
        18                   20        Operating income                          112
         1                    1        Other income                               98
       ---                 ----                                                 ----
        19                   21               Income before taxes                111
         8                    8        Provision for income taxes                100
       ===                 ====                                                 ====
        11%                  13%       Net income                                118%
       ===                 ====                                                 ====

                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------
            PERCENTAGE OF
            TOTAL REVENUES
                                                                            PERCENTAGE OF
                                                                           DOLLAR INCREASE
       1996                1997                                            YEAR OVER YEAR
-----------------  -------------------                                    ----------------

                                       Revenues:
        55%                  53%           License fees                        75%
        45                   47            Services                            94
       ---                -----                                             -----
       100                  100               Total revenues                   84
                                       Costs and expenses:
         3                    3            Cost of license fees                87
        27                   29            Cost of services                    97
        31                   28            Sales and marketing                 67
        16                   16            Product development                 81
         6                    5            General and  administrative         71
       ---                -----                                             -----
        83                   81               Total costs and expenses         80
       ---                -----                                             -----
        17                   19        Operating income                       100
         2                    1        Other income                            61
       ---                -----                                             -----
        19                   20        Income before taxes                     97
         8                    8               Provision  for  income taxes     90
       ===                =====                                             =====
        11%                  12%       Net income                             102%
       ===                =====                                             =====

        A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:

                                                                  PERCENTAGE OF
               EMPLOYEE COUNT                                    TOTAL EMPLOYEES
                                                                                             PERCENTAGE OF
                                                                                               INCREASE
          12/31/96        9/30/97                               12/31/96        9/30/97     SINCE 12/31/96
          --------        -------                               --------        -------     --------------
           1,072           1,830     Services                        43%            47%           71%
             665             920     Sales and marketing             27             24            38
             517             808     Product development             21             20            56
             236             346     General and administrative       9              9            47
            ----           -----                                   ----           ----            --

            2,490          3,904     Total                          100%           100%           57%
            =====          =====                                   ====           ====            ==


REVENUES

        The Company recognizes license fee revenues when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding software product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which have payments due within one year, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The aggregate amount of customer license agreements ("contracting activity") signed for software license fees and bundled services increased from $114.6 million in the quarter ended September 30, 1996 to $181.1 million for the same period in 1997, and from $271.1 million in the nine month period ended September 30, 1996 to $473.2 million for the same period in 1997. Contracting activity with new customers comprised approximately 66% of the total customer license agreements signed with 150 new customers compared to 65% and 130 new customers in the quarter ending June 30, 1997. Average transaction size, computed by dividing the number of new customers into contracting activity, increased to approximately $1.2 million in the quarter ended September 30, 1997.

        Revenues from licensing fees increased by 68% from $67.1 million in the three month period ended September 30, 1996 to $113.0 million for the same period in 1997. Year-to-date, licensing fees increased 75% from $167.7 million in 1996 to $293.4 million in the same period in 1997. The increase in license fee revenues was attributable to continued increased market acceptance of, and breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations.

        Revenues from services increased by 107% from $50.3 million in the three month period ended September 30, 1996 to $104.1 million for the same period in 1997. Year-to-date, service revenues increased 94% from $134.7 million in 1996 to $261.7 million in the same period in 1997. Service revenues as a percentage of total revenues were 43% and 48% for the quarters ended September 30, 1996 and 1997, respectively, and 45% and 47% for the nine months ended September 30, 1996 and 1997, respectively. The Company's customer license agreements provide for initial maintenance, training, installation and support services for specified periods or amounts. Therefore, increases in customer licensing agreements have resulted in increases in revenues from these services. In addition, the increase in services revenues was attributable to two other primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant increase in consulting revenues generated by the Company's professional services staff. The Company has aggressively invested in expansion of the worldwide professional services staff, which grew substantially over the comparable period in 1996 as a result of increased customer demand for the Company's direct assistance during enterprise implementation projects.

        Total revenues increased by 85% from $117.4 million in the three month period ended September 30, 1996 to $217.1 million for the same period in 1997. Year-to-date, total revenues increased 84% from $302.4 million in 1996 to $555.1 million in the same period in 1997. Total revenue grew 18% from the previous quarter which was higher than the Company's forecast of 13% revenue growth. License fees and services revenue grew faster than forecasted in all areas (maintenance, training and consulting services) in response to general industry demand for software products and related services in implementations. In response to this demand, the Company continues to rapidly expand its service delivery capacity, particularly in the professional services (consulting) area and in general, expects some lag between the addition of resources and the production of revenue from those incremental resources which increases the complexity of forecasting revenue levels.(1)

        During the quarters ended September 30, 1996 and 1997, the Company's international revenues were approximately 17% and 16% of total revenues, respectively. Revenues from international operations increased 74% from $20.0 million in the three month period ended September 30, 1996 to $34.8 million in the same quarter in 1997. While contracting activity continues to grow sequentially, international revenues as a percentage of total revenues fluctuate due to contract terms which determine revenue recognition. The multi-language availability of Release 6 occurred toward the end of the second quarter, however, it did not have any significant impact on international performance during the current quarter. The Company expects international revenues to grow substantially during 1997, however, it is unlikely that the percentage of international revenues in comparison to total revenues will change significantly during 1997(1). The Company continues to invest heavily in building international infrastructure, developing global product functionality and translated versions of financial and other products, and expects material gains in the proportion of international revenues in 1998 and beyond(1). In the event international expansion and/or product globalization are not successful, the Company's operating results and/or growth prospects are likely to be materially adversely affected.

COSTS AND EXPENSES

        Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software costs. Cost of license fees increased by 124% from $2.7 million in the three month period ended September 30, 1996 to $ 6.1 million for the same period in 1997, representing 2 and 3% of total revenues for each quarter, respectively, and 4 and 5% of license fee revenues in each quarter, respectively. Cost of license fees in the nine month periods ended September 30, 1996 and 1997 were $8.3 million and $15.4 million, respectively, representing 3% of total revenues in each period. The Company's software products are based on a combination of internally developed technology and application products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of purchased and capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

        Cost of services consists principally of account management field support, training, consulting and product support costs. These costs increased by 84% from $32.5 million in the three month period ended September 30, 1996 to $59.8 million for the same period in 1997, representing 28 of total revenues in each quarter and 65% and 57% of service revenues in those quarters, respectively. Costs of services increased by 97% from $80.4 million in the nine month period ended September 30, 1996 to $158.4 million for the same period in 1997, representing 27% and 29%, of total revenues and 60% and 61% of service revenues in those periods, respectively. The increase in cost of services is due to significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training and account management staff.

        Sales and marketing expenses increased by 73% from $35.5 million in the three month period ended September 30, 1996 to $61.5 million for the same period in 1997, representing 30% and 28% of total revenues respectively. These expenses increased by 67% from $93.7 million in the nine month period ended September 30, 1996 to $156.0 million for the same period in 1997, representing 31% and 28% of total revenues, respectively. The increase in sales and marketing expenses is attributable to the Company's continued expansion of its direct sales force, increased commission expense associated with higher revenue, increased depreciation from related equipment and facility expenditures, continued investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product line. The Company continues the process of increasing its direct sales and marketing expenditures to address certain international markets, establish an industry focused enterprise sales force structure and fund both cross industry and industry specific marketing and sales activities. Consequently, such expenses may increase as a percentage of total revenues in future periods.(1)

        Software product development expenses increased by 84% from $19.0 million in the three month period ended September 30, 1996 to $34.9 million for the same period in 1997 representing 16% of total revenues, in each quarter. These expenses increased by 81% from $49.6 million in the nine month period ended September 30, 1996 to $89.7 million for the same period in 1997,


--------
(1)  Forward looking statement
representing 16% of total revenues in each period. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support product development initiatives in the following areas: i) expansion and enhancement of the Company's core product offerings in the areas of HRMS, Financial Management Systems, Distribution/Materials Management Systems and PeopleSoft's Enterprise Resource Optimization software;
ii) the enhancement of the Company's platform development, certification, product testing and overall release management capabilities; iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and v) the development of certain vertical market software products and versions of its core software products suitable to the unique needs of customers within certain industries. The Company anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues(1). In particular, the Company's development expenditure increases during 1997 are being driven by i) the acquisition of PeopleSoft Manufacturing, Inc. and PeopleMan L.P. (collectively referred to as PMI) and the ongoing associated expansion of the Company's manufacturing application development activities; ii) the investment in a new line of human resource management system products for the public sector (PeopleSoft HRMS for the Public Sector) which was released in April, 1997; iii) the release in the second quarter of 1997 of Release 6 Financials for Public Sector; iv) the release in the second quarter of 1997 of a kanji based version of its HRMS and Financial software products for the Japanese marketplace; v) the release of multi-language translations of a portion of its Release 6 software products in the second quarter of 1997; vi) the beta release of Student Administration products for the Higher Education marketplace in April 1997, and the associated merger in July of 1997 of Campus Solutions, the company primarily responsible for building the Student Administration Product family; vii) the release of version 7.0 in September of 1997; and viii) the commercial release of two software products: PeopleSoft Configurator and PeopleSoft Engineering. The Company intends to continue to invest significant resources in upcoming releases(1).

        General and administrative expenses increased by 57% from $7.0 million in the three month period ended September 30, 1996 to $11.0 million for the same period in 1997, representing 6% and 5% of total revenues in each quarter, respectively. These expenses increased by 71% from $17.9 million in the nine month period ended September 30, 1996 to $30.5 million for the same period in 1997, representing 6% and 5% of total revenues in each period, respectively. The increase in general and administrative expenses resulted primarily from increases in staffing and information systems infrastructure to support the Company's growth and increases in expenses associated with the operation of foreign subsidiaries.

        Operating margins for the three month period ended September 30, 1997 increased to 20.2% compared to 17.7% for the same period last year and 18.5% for the second quarter of 1997, respectively. Operating margins for the nine month period ended September 30, 1997 increased to 18.9% compared to 17.4% for the same period last year. The 1997 third quarter operating margin percentage was higher than implied in the Company's business outlook for the third quarter primarily due to higher than expected revenues as discussed above.

        Other income, consisting primarily of interest, increased from $1.3 million in the three month period ended September 30, 1996 to $2.5 million for the same period in 1997, and increased from $4.3 million in the nine month period ended September 30, 1996 to $7.0 million for the same period in 1997 primarily due to a higher balance of cash and investable assets, and a higher concentration of such balances in higher interest bearing instruments.

        The Company's income tax provision increased from $8.8 million in the three month period ended September 30, 1996 to $17.6 million for the same period in 1997, and increased from $22.7 million in the nine month period ended September 30, 1996 to $43.2 million for the same period in 1997. The provision for income taxes was 38.0% of income before taxes for the quarter and 38.6% for the nine month period ended September 30, 1997 which represents a 1.4 percentage point decline from the 1996 annual effective income tax rate. The reduction in the estimated effective tax rate from 1996 to 1997 is primarily attributable to the following two items: i) recent favorable changes in the State of California's research and development tax credit rules, and ii) a shift in the mix of worldwide operating results based on the Company's current projection of operating income by country. The provision for income taxes in the quarter ended September 30, 1997 reflects an adjustment to the 1997 annual effective tax rate as a result of the changes in the federal research and development tax credit rules. Accordingly, the 1997 estimated annual effective tax rate is 38.6%. The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such


--------
(1) Forward looking statement
projections may change in future periods, the actual effective tax rate could differ from this estimate. As permitted by SFAS No. 109, "Accounting for Income Taxes", the Company has recorded $33.6 million in net deferred tax assets at September 30, 1997.

EARNINGS PER SHARE

        Earnings per share increased from $ .11 in the three month period ended September 30, 1996 to $ .23 for the same period in 1997, and increased from $.29 in the nine month period ended September 30, 1996 to $ .55 for the same period in 1997. Earnings per share increased as a result of the 118% increase in net income from $13.2 million for the three month period ended September 30, 1996 to $28.7 million for the same period of 1997, partially offset by a 5% increase in weighted average outstanding shares from 120.7 million shares as of September 30, 1996 to 126.9 million shares as of the same date in 1997. The increase in weighted average shares outstanding was due to an increase in common stock outstanding, primarily from the exercise of employee stock options, and common stock equivalents outstanding, primarily from additional stock option grants and an increase in the market price of the company's stock.

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities provided cash of $147.4 million during the nine month period ended September 30, 1997, compared to $95.5 million in the same period in 1996. Operating cash flows increased primarily due to increases in income before non-cash items, non-cash expenses, deferred revenue, accrued compensation and related expenses and income taxes payable, which were partially offset by increases in accounts receivable and other assets. From December 31, 1996 to September 30, 1997, net accounts receivable increased from $163.7 million to $258.2 million and deferred revenues increased from $183.3 million to $283.8 million. The increase in net accounts receivable resulted from the growth in customer licensing activity offset by cash collections. Deferred revenue has increased as a result of the growth in customer licensing activity and the associated deferrals of revenues related to services to be provided to new licensees.

        The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues plus the net change in deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because contracting activity may impact accounts receivable regardless of whether revenue has been recognized or deferred. Under this method, DSO was 89 days as of September 30, 1996, 83 days as of December 31, 1996, and 86 days as of September 30, 1997. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution) or dates that generally span four to nine months, and contracting activity is concentrated toward the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

        During the first nine months of 1996 and 1997, the Company's principal use of cash for investing activities was for purchases of short term investments and computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements.

        As of September 30, 1997, the Company had $191.4 million in working capital, including $222.4 million in cash and cash equivalents, and $98.0 million in short term investments, consisting primarily of high quality municipal bonds, federal government and government agency bonds, and tax-advantaged money market instruments. The Company believes that existing cash and short-term investment balances, proceeds from sale of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, at least through September 1998(1).


--------
(1) Forward looking statement

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

    - Based on its current expectations of contracting activity, and an analysis of the Company's service delivery capacity and the expected customer utilization of such services, the Company expects total revenues for the fourth quarter of 1997 to increase approximately 15% over total revenues recorded in the third quarter of 1997(1). For the 1998 calendar year, the Company expects total revenues to increase between 45% and 55% over the total revenues expected to be recorded in the 1997 calendar year(1). As with any forecast, actual results could vary within a few percentage points on either side of these estimates even if there are no material changes to the underlying assumptions, and longer term forecasts can be expected to have relatively higher variability. The key assumptions on which this forecast is based include, but are not limited to, the following: i) total actual available market opportunities must be reasonably consistent with those forecasted by certain major information technology market research firms; ii) the preservation of the Company's ability to generate a sufficient number of qualified leads through its ongoing marketing programs; iii) an increase in the Company's direct sales capacity through the successful recruitment, hiring, training and retention of additional sales and sales support personnel; iv) no significant adverse changes in the competitive landscape; and v) the continued demand for the Company's applications as an alternative to modification of legacy systems where prospects have issues relating to data processing in the year 2000. In addition, the achievement of expected contracting activity and total revenues is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, fluctuations in quarterly operating results; changes in customer demand; the timing and complexity of large transactions including the bundling of significant amounts of professional services; ability to recognize contracting activity in the current quarter under revenue recognition accounting rules; success of international operations; reliance on third parties for sales, marketing and implementation assistance; timing and acceptance of software products and product development; and the ability to execute hiring and facility expansion plans.

    - The Company's operating model is based on a rolling four quarter target operating margin of between 18% and 20%. The Company expects 1997's full year results to be within this range(1). The Company is in the process of budgeting its 1998 operations, and plans to target the midpoint of this operating profit range(1). Due to the significant operating leverage which is characteristic of the software industry, any deviation in the expected revenues could significantly impact the Company's ability to meet the target operating margins. Achievement of forecasted operating margins is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, achievement of revenue forecasts as discussed above; continued introduction and marketing of new and enhanced versions of software products; successful penetration of international markets; continued acceptance of the Company's software products, particularly its proprietary software development tools; successful porting and acceptance of its software products on a variety of platforms; continued acceptance of its application security architecture and intellectual property, preservation of its proprietary rights and product liability protections; and continued success in hiring, training and retaining key personnel and completing expansion of facilities.

    - Based on projected cash and investment balances, constant interest rates and no unusual items of other income or expense, the Company expects other income on a quarterly basis to remain flat to slightly higher in absolute dollars compared to the third quarter of 1997(1). The achievement of forecasted other income targets is dependent on: i) stable financial markets which preclude a significant overall decline in investment yields, or a significant fluctuation in foreign currency exchange rates, and ii) avoidance of default on any individual significant investment. Should the Company decide to utilize a significant portion of its current cash and investments to acquire complementary businesses, products, technologies or to acquire additional facilities through purchase of land and/or buildings, interest income may decline significantly causing other income to deviate from forecasted amounts.

    - Based on current tax law and the Company's present forecast of operating results by country, the effective tax rate in 1997 is expected to be 38.6%(1). The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate.

---------
(1) Forward looking statement

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

        The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition and/or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, contained in the Company's 1996 Annual Report to Stockholders (Form 10-K).

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

        In addition to factors impacting contracting activity, license revenues are difficult to forecast because: (i) the timing of new software product availability to fulfill delivery obligations under both new and existing license agreements is difficult to predict because of the increasing complexity of the Company's technology, software product solutions and underlying development and testing processes; (ii) changes in the Company's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns;
(iii) enterprise transactions often involve both software products that are then currently deliverable, as well as software products that are still under development; to the extent the Company enters into a license agreement for the provision of both software product categories, the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions and terminology consistent with generally accepted accounting principles to permit any revenue recognition under the license agreement; (iv) enterprise transactions may grant rights to process data across complex, widely distributed computing environments. Due to a variety of factors including, but not limited to, differences in relational database product


--------
(1)  Forward looking statement
performance across wide area networks, differences in speed of various communication links and differences in hardware platform performance, there is a limited ability to accurately predict product performance in some of these environments. To the extent the Company enters into a license agreement with an enterprise customer incorporating such non-standard acceptance criteria which includes various on-line and batch performance measures within such environments, revenue recognition could be postponed pending verification of the performance capabilities within the operating environment; and (v) all of the above factors, as well as other specific requirements under recently published proposed generally accepted accounting standards for software revenue recognition such as increased use of contract accounting when certain types of professional services and/or payment terms are included in license transactions create circumstances under which the Company must have very precise contractual language in order to recognize revenue upon initial product delivery. Although the Company has a standard license agreement which meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions which permit recognition of revenue at the time of delivery or even under the percentage of completion method under contract accounting rules.

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

OPERATING LEVERAGE

        Consistent with many companies in the software industry, the Company's business model is characterized by a very high degree of operating leverage. Employee and facility related expenditures comprise a significant portion of the Company's operating costs and expenses, and are therefore, relatively fixed at least over the short term. In addition, the Company's expense levels and hiring plans are based, in significant part, on the Company's expectations as to near term future revenue levels. If revenue levels fall below expectations, net income is likely to be disproportionately adversely effected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Due to the foregoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's common stock would likely be materially adversely affected.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS

        Although the Company's 1997 operating budget is based on projections of a material increase in total revenues over the corresponding actual results for 1996(1), the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, affected by such trends in the future. Seasonal patterns of revenue achievement can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and the release of new technologies.


--------
(1)  Forward looking statement

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

COMPETITION

        The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, manufacturing application software vendors, enterprise resource optimization application software vendors, financial management systems and HRMS (human resource management systems) application software vendors and software tools vendors. Although the Company believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technological factors, such as web enablement, enterprise product breadth and individual product features, service reputation, product flexibility, ease of implementation, international product version availability and support, and price.

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

        In addition, as the year 2000 approaches, enterprises may consider outsourcing options including data center outsourcing and service bureaus as viable alternatives to purchasing the Company's products which may result in increased competition from outsource services including Computer Science Corporation (CSC), Electronic Data Systems Corporation (EDS), IBM, ADP, Ceridian, and other smaller companies.

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

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

PeopleSoft's software products can be licensed for use with the following RDBMS's and run on the following operating systems: IBM's DB2 ( MVS/ESA or OS/390 using connectivity products from Centura or IBM and separately, AIX, OS/390 version 5 and OS/400), Informix INFORMIX-OnLine Dynamic Server (AIX, Dynix, Solaris, MP RAS, Digital Unix, Unisys Unix, DG/UX, DC/Osx, IRIX, SCO Open Server, Reliant Unix, NT, and HP-UX), Microsoft SQL Server NT version 6.5, Oracle (NT and over 10 versions of Unix), and Sybase's System 11 (Digital Unix, HP-UX, AIX and Solaris). In addition, the Company has introduced client support for Apple's Macintosh family of computers using Sun Microsystem's Java platform running on the Macintosh client in PeopleTools. No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace. In addition, there may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and which PeopleSoft may desire to offer its applications thereon. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

        Beginning with Release 6, the Company integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, additional Tuxedo features will be integrated to allow applications to run on a distributed basis using a multi-tiered client/server architecture(1). Cognos' Powerplay product will be bundled to incorporate desktop on-line analytical processing ("OLAP") capabilities(1). Such enhancements may be critical to the competitiveness of the Company's products in the future. Integration of these and other products is complex and no assurance can be made that these efforts will be successful or result in significant product enhancements.

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

RELIANCE ON CLIENT INTERFACES

        At the present time, the Company supports client (workstation) platforms predominantly utilizing Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of PeopleSoft's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be materially adversely effected. If a new user interface were to gain broad acceptance in the marketplace, there can be no assurance that PeopleSoft's architecture would be compatible with such an interface.

        The use of a Web browser (running on either a PC or network computer) to access client/server systems is emerging as an alternative client to the traditional desktop access through Microsoft Windows based personal computers. The Company has enabled access to its applications through this new emerging client utilizing a Web Client built on Sun Microsystems' Java environment and BEA Systems Inc.'s BEA Jolt middleware. Such client access via the Internet will be subject to numerous risks inherent in utilizing the Internet including: security, availability and reliability. No assurance can be given concerning the Company's successful support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

---------
(1) Forward looking statement

RELIANCE ON JOINT BUSINESS ARRANGEMENTS

        The Company has, and may in the future, enter into various development or joint business arrangements for the purpose of developing new software products or extensions to existing software products. Under these development arrangements, the Company is generally the exclusive remarketer of the developed software products and pays a royalty to the funding entities based on license fees received from end user licenses of these software products. Under joint business arrangements, the Company may distribute or jointly sell with its business partner an integrated software product offering. While the intent of such arrangements is to develop business applications which are integrated with the Company's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should such arrangements require additional investments from third parties or business partners to complete development or enhance the software product, there can be no assurance that investments will be available on terms acceptable to the business partner or the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such an acquisition might be accounted for using the purchase method which is likely to result in either or both of the following accounting treatments: (i) a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or (ii) the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations. Should either of these scenarios occur, the results of operations of one or more future periods could be materially adversely impacted.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company received its first patent in June 1995 and its second patent in August 1995. In July 1995, the Company received title to a third patent as part of a teaming and development agreement. Also, the Company has four additional patent applications pending. There can be no assurance that any issued patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

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

KEY PERSONNEL

        PeopleSoft believes that its continued success will depend in large part upon its ability to attract, train and retain highly-skilled technical, managerial and marketing personnel. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications or within various desired geographic locations. Growth in contracting activity could be impacted by the Company's ability to attract, train, retain and manage productive sales and sales support personnel.

        The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company has historically experienced a very low attrition rate amongst all of its employees, especially those in critical positions. The Company has several retention programs in place to retain such key personnel including granting of stock with annual vesting periods over five years. A number of key employees have vested stock options which have a relatively low price when compared to the Company's current stock price. These potential gains provide these employees the economic freedom to explore personal objectives both within and outside the Company which may result in the loss of one or more key employees during the coming years.

        It is widely held that the technology industry is at or beyond a condition of full employment. There can be no assurance that the Company will be successful in attracting, training and retaining the personnel it requires to develop, market, sell and support new or existing software or to continue to grow.

YEAR 2000 COMPLIANCE

        The Company's internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of America (ITAA) as Year 2000 compliant, therefore the Company does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. However, the Company utilizes other third party vendor network equipment, telecommunication products, and other third party software products which may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

PRODUCT LIABILITY

        The Company's license agreements with its customers contain provisions designed to limit its exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state and local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates the risk of a claim being pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of such software products may increase PeopleSoft's exposure to product liability claims against the Company.

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

        In addition, the Company recently formed a separate division to provide business software products and services that address the specific needs of medium-sized organizations. While the Company expects this division to be a successful component of the overall business, the middle market for software applications is extremely competitive, more price sensitive and generally includes a higher component of bundled implementation services when compared to the Fortune 1000 enterprise application market the Company has traditionally targeted. There can be no assurance that the Company will be successful in penetrating this market or that operations in this marketplace will be profitable.


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

VOLATILITY OF STOCK PRICE

        As is frequently the case with stock of high technology companies, the market price of the Company's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new products by the Company or its competitors, and macroeconomic conditions in the computer hardware and software industries may have a significant impact on the market price of the stock of the Company. If revenue or earnings in any quarter fail to meet the expectations (published or otherwise) of the investment community, there could be an immediate impact on the Company's stock price. In addition, as described in the " Possible Adverse Effects of Recent Securities Issuances" section above, the Company has issued shares, stock options and warrants which, if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. Additionally, recent tax legislation lowered tax rates on capital gains. This could potentially result in increased sales of all U.S. equity securities, including the Company's common stock. Such sales, if material, could negatively impact the stock price. The Company makes no assurance as to when and if such a short term stock price decline may recover. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of the Company.

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

INVESTMENTS AND LIQUIDITY

        The Company's short-term and long-term investments consist primarily of high quality municipal bonds, U.S. government securities, corporate debt securities and tax-advantaged money market instruments. Despite favorable credit ratings on these investments there can be no assurance the issuing agencies will not default on their obligations which may result in losses of principal and accrued interest by the Company. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products, technologies and capital expenditures may require additional sources of financing. There can be no assurance that the Company would be able to obtain additional sources of financing or additional financing at terms favorable to the Company.

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

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8 - K

    (a) Exhibits

        27.1  Financial Data Schedule - Nine months ended September 30, 1997

        27.2 Restated Financial Data Schedule - Nine months ended September 30, 1996

    (b) Reports on Form 8 - K

    No reports on Form 8 - K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 1997

                               PEOPLESOFT, INC.


                               By: /s/ RONALD E. F. CODD
                                   ------------------------------------------
                                   Ronald E. F. Codd
                                   Senior Vice President of Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS

EXHIBIT #                 EXHIBIT TITLE
---------                 -------------
   27.1      Financial Data Schedule - September 30,1997
   27.2      Restated Financial Data Schedule - September 30, 1996