Form 10-K405
period 1997-12-31
PEOPLESOFT INC
filed 1998-03-30
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code: (925) 694-3000

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

                             Yes  [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 20, 1998 as reported on the Nasdaq National Market, was approximately $7.5 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 1998, Registrant had 226,330,688 outstanding shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held May 26, 1998 are incorporated by reference in Part III of this Form 10-K Report.


================================================================================

References in this Report to the "Company" or "PeopleSoft" refer to PeopleSoft, Inc. which was incorporated in Delaware in 1987 and its subsidiaries. PeopleSoft, the PeopleSoft logo, PeopleTools, PS/nVision, PeopleCode, ResponseAgent, and PeopleBooks are registered trademarks, and Red Pepper, PeopleTalk, and "We work in your world." are trademarks of PeopleSoft, Inc. All other company and product names may be trademarks of their respective owners. References to beta versions of software products refer to software products delivered to select customers for testing or evaluation prior to the general commercial release of such software products.

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

GENERAL

      PeopleSoft designs, develops, markets and supports a family of enterprise client/server application software products for use throughout large and medium sized organizations, including corporations worldwide, and higher education institutions, and federal, state, provincial and local government agencies primarily in North America. The Company designed its software products specifically for the client/server model of computing and believes that its architecture is among the most advanced and flexible available for enterprise level applications software. The Company's strategy is to offer comprehensive enterprise application software solutions to a variety of industries that desire back office administrative applications integrated with core operational applications. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop as well as Java based web clients, and a wide variety of popular relational database management system ("RDBMS"), operating system and hardware platform choices on the server, making its software solutions among the most flexible, scaleable and portable in the application software industry. Application software products have been developed using PeopleTools, the Company's integrated rapid application development toolset which is delivered to customers along with the application software products to facilitate end user modification and customization.

      PeopleSoft was incorporated in Delaware in August 1987 and initially shipped its first software product suite, a Human Resource Management System ("HRMS") in December 1988. In 1992, PeopleSoft introduced the first of a series of Financial Management and Accounting System software products, and in 1994, introduced the first of a series of Distribution and Materials Management products, rounding out a complete family of cross industry software products. Since that time, PeopleSoft has introduced several industry specific software product suites, including a suite of Manufacturing products for discrete manufacturers, a suite of Public Sector Financial Management products, a suite of Public Sector HRMS products, a suite of Student Administration products for the higher education market, and a suite of HRMS products for the U.S. Federal Government marketplace, and has introduced additional Human Resource and Financial Management software products. In addition, in October 1996, the Company acquired Red Pepper Software Company ("Red Pepper"), a leader in the emerging supply chain management systems market. The acquisition furthers PeopleSoft's best-in-class strategy by adding significant expertise in the area of supply chain management, a key differentiator in the market for enterprise manufacturing and distribution solutions.

SOFTWARE PRODUCT ARCHITECTURE

      PeopleSoft's software products are based on a scaleable, multi-tiered, client/server architecture. The Company believes that its architecture provides the system performance required for intensive record keeping and high volume OLTP business applications, and facilitates faster, easier and less expensive implementations of the initial system as well as subsequent upgrades. In addition to the advantage of a pure client/server architecture, the PeopleSoft solution offers a number of other important features. PeopleSoft applications are designed for ease of use, are integrated with the Microsoft Windows family of products and are compatible with personal productivity applications such as word processors and spreadsheets. PeopleSoft applications also operate over the web using a Java client. PeopleSoft software products are designed specifically for use with RDBMSs, which offer power and functionality superior to flat files, hierarchical, or other non-relational databases that are generally used with legacy software applications. The Company's software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, PeopleSoft software products are portable across major RDBMS software and server hardware platforms. The Company believes that the intuitive design of its software products reduce end-user training requirements and allow end-users and decision makers increased access to critical data not always readily available to them with legacy systems.

CLIENT/SERVER ARCHITECTURE

      With the general availability of Release 7 the Company's application software products support online transaction management in any of three different modes. In two-tier transaction processing the presentation logic and interactive application logic are performed on a Windows client, while data intensive application logic and data management functions are carried out on the database server. In three-tier transaction processing the presentation logic and selected interactive application logic operate on a Windows client, while the balance of interactive application logic and data intensive application logic operates on an application server and data management functions are carried out on a database server. In "three-tier for the Web" transaction processing, the presentation logic operates on a Java based client in a browser ("Web client"), while interactive application logic and data intensive application logic operates on an application server. With the availability of Release 7 and three-tier transaction processing, the Company's application software products now take advantage of messaging using remote procedure calls which facilitate real-time initiation of certain application logic routines on an application server or database server machine. Customers may implement Release 7 application software products using a single or any combination of the above processing options in a single local area or wide area network environment.

PEOPLETOOLS

Today's users are demanding system solutions that address specific business needs, facilitate the automation of workflow, are quickly adaptable to changing information requirements and provide for ease of access to information. PeopleSoft addresses this need by providing PeopleTools, a set of integrated development and reporting tools including: (i) Development tools for use by business process or system analysts to rapidly design and deploy custom modifications; (ii) Administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft's applications; (iii) Reporting and Analysis tools for use by application users to easily access, summarize and analyze information; and (iv) PeopleSoft Workflow for use by business process or system analysts and application users to automate business processes in a paperless environment. PeopleTools continues to be used by the Company to develop most of its application software products, and is a runtime environment. Powerful features and functions which PeopleTools supports include effective date capabilities, extensive security at both a user and object level, and a tree editor for managing hierarchical relationships among data elements. PeopleTools is used to build and modify data tables, design and customize user interface windows, modify user pull-down menus, define security privileges of individual users and operator access to system objects, define and build workflow based processes, process online transactions, and facilitate data importation from other systems into PeopleSoft applications. PeopleTools simplifies system customization and implementation and can help reduce the time and cost of implementing the system. Upgrades to new releases are simplified with a tool which provides an automated comparison of the customer's customized systems to base level systems, and helps define how to install new releases. In addition, PeopleTools provides customers with significant ongoing flexibility to modify their systems quickly and inexpensively, so that internal maintenance costs can be reduced significantly.

RELATIONAL DATABASE MANAGEMENT SYSTEMS

      By utilizing relational databases and designing the system from the ground up, the Company has been able to develop integrated software products with fully normalized data structures. A fully integrated system provides convenient access to shared data such as department tables, tax rates and organization charts, without requiring users to maintain this information redundantly. Collecting and capturing information once ensures that all data is consistent, readily available and easier to maintain. Through adherence to ANSI Structured Query Language ("SQL"), the industry standard data manipulation language for RDBMSs, and other relational database standards, the Company's software products are available in a range of environments. PeopleSoft's software products can be licensed for use with the following RDBMSs: IBM's DB2 (MVS/ESA using DDCS connectivity products from IBM, and separately on AIX and OS/400), Informix Corporation's ("Informix") INFORMIX-OnLine Dynamic Server (NT and multiple versions of Unix), Microsoft Corporation's ("Microsoft") SQL Server, Oracle Corporation's ("Oracle") Oracle 8 (NT and over 10 versions of Unix), and Sybase, Inc.'s ("Sybase") System 11 (on multiple versions of Unix). If the customer decides to switch to other PeopleSoft supported RDBMS or hardware platforms, user disruption is usually minimized because only the "back-end" database changes, while the "front-end" application remains the same. No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace.

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

GRAPHICAL USER INTERFACE

      All PeopleSoft software products share a common graphical user interface ("GUI") based on Microsoft's Windows family of products, which provides a consistent "look and feel" to the Company's applications, including similar pull-down menus, error handling, system navigation and point-and-click mouse-driven functionality. PeopleSoft Release 7 operates either in a 32-bit architecture on Windows 95 and NT or on browsers certified to run the Company's Web client. The intuitive nature of GUI-based systems increases productivity and reduces user training requirements. The GUI's ease of use encourages non-technical users to utilize the information system capabilities more fully. In addition, the GUI allows users to integrate enterprise applications and data with other Microsoft Windows-based desktop applications. For example, customers can easily query the system and download data into either a word processing document or a spreadsheet. By leveraging the public's widespread familiarity with personal computers ("PC"), previously difficult access to enterprise information is readily available to the casual employee user, resulting in potentially significant improvements in employee productivity. Web clients, in particular, will enable widespread casual usage throughout organizations to update information, initiate transactions, or obtain information. The Company has introduced certain application functionality specifically designed for access via its Java based Web client by the casual user.

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

ELECTRONIC COMMERCE

      PeopleSoft's Web client runs applications over the World Wide Web, the Internet, extranets and intranets. Electronic Data Interchange ("EDI") is supported by the EDI Manager feature to handle transactions based on EDI documents utilizing standard X-12 and EDIFACT formats. The transactions can be passed over the Internet or private extranets. The Message Agent application programming interface allows initiation of PeopleSoft transactions from sources such as electronic forms, electronic mail, touch screen information kiosks and Web browsers.


APPLICATION SOFTWARE PRODUCTS

      At December 31, 1997, PeopleSoft's commercially available application software products include PeopleSoft HRMS 7, PeopleSoft HRMS for Public Sector 7, PeopleSoft Financials 7, PeopleSoft Financials for Public Sector 6, PeopleSoft Distribution 7, PeopleSoft Manufacturing 7, PeopleSoft HRMS for the Federal Government 6 and PeopleTools 7. Listed below are the commercially available and beta software products for the following software product lines:

      Cross Industry Application Software Products

HRMS                         FINANCIALS              DISTRIBUTION
---------------------------- ----------------------- ----------------------

Human Resources              General Ledger          Purchasing
Benefits Administration      Receivables             Inventory
FSA Administration           Payables                Order Management
Payroll                      Asset Management        Billing
Payroll Interface            Projects                Product Configurator
Pension Administration       Budgets
Time and Labor               Treasury *
European Payroll*            Expenses *

      Industry specific Application Software Products

MANUFACTURING             SUPPLY CHAIN PLANNING OPTIMIZATION       HIGHER EDUCATION/STUDENT ADMINISTRATION
------------------------- ---------------------------------------- ---------------------------------------
Bills and Routings        Production  Planning                     Campus Community
Production Management     Enterprise Planning                      Student Records
Cost Management           Order Promising                          Academic Advisement
Engineering                                                        Financial Aid
Quality*                                                           Admissions and Recruitment
                                                                   Student Financials

*     in beta release

      STATEMENT OF FUTURE DIRECTION: THIS DOCUMENT CONTAINS STATEMENTS OF FUTURE DIRECTION CONCERNING POSSIBLE FUNCTIONALITY FOR PEOPLESOFT'S SOFTWARE PRODUCTS AND TECHNOLOGY. ALL FUNCTIONALITY AND SOFTWARE PRODUCTS WILL BE AVAILABLE FOR LICENSE AND SHIPMENT FROM PEOPLESOFT ONLY IF AND WHEN GENERALLY COMMERCIALLY AVAILABLE. PEOPLESOFT DISCLAIMS ANY EXPRESS OR IMPLIED COMMITMENT TO DELIVER FUNCTIONALITY OR SOFTWARE UNLESS OR UNTIL ACTUAL SHIPMENT OF THE FUNCTIONALITY OR SOFTWARE OCCURS. THE STATEMENTS OF POSSIBLE FUTURE DIRECTION ARE FOR INFORMATIONAL PURPOSES ONLY AND PEOPLESOFT MAKES NO EXPRESS OR IMPLIED COMMITMENTS OR REPRESENTATIONS CONCERNING THE TIMING AND CONTENT OF ANY FUTURE FUNCTIONALITY OR RELEASES.

      Release 7 software products have been enhanced to include many global features and functions and are commercially available in English, French, German, Spanish, and Canadian French. The HRMS applications are also available in Japanese. Release 7.5 will include translations into the above languages as well as the following additional languages: Dutch, Portuguese (for the Brazilian marketplace) and Japanese. The Company intends to continue to enhance its software products through new releases, including extending global functionality throughout its core software products and updating current country-specific and non-English language releases of its applications.

      Application software products currently under development and planned for future release include Performance Measurement, an application suite which helps organizations measure performance and support decision making throughout the enterprise with activity-based costing, economic value-added calculations, and the capability to determine profitability by customer, product and channel. The following new enterprise software products are currently in beta release:
European Payroll, Expenses, Treasury and Quality. No assurance can be given concerning the successful development of enhancements or new modules, the specific timing of completing new releases or new features of software products or the level of their acceptance in the marketplace.

      The Company's software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, the Company licenses its software products solely for the customer's internal operations. License fees for the Company's software products are a function of the particular combination of PeopleSoft software products chosen and, the number of employees for HRMS software products, the number of enrolled students for Higher Education software products or revenues of the licensing entity for Financial, Distribution and Manufacturing software products and the number of named users for third party workstation based software tools. All RDBMS platforms are priced the same except for DB2 mainframe versions, which have a higher price. The following range of individual software product license fees includes a single copy of the software, system and user documentation, one year of software product maintenance which includes a one-year software product warranty, limited installation support and limited software product training. Current list prices for license fees for a company with 1,500 employees and revenues of $375 million, can range as follows:

(IN THOUSANDS)          HRMS      FINANCIALS    DISTRIBUTION   MANUFACTURING     STUDENT
                        ----      ----------    ------------   -------------     -------

Mainframe             $99-330      $123-568      $270-1,084      $103-627        $77-420
Other servers         $90-300      $112-516       $245-985        $94-570        $70-280

      These prices are subject to upward adjustments on an annual basis in the event the licensee's employee base or revenue base increase beyond certain ranges.

      Prices for PeopleSoft's Supply Chain Planning software products are based on the revenues of the licensing entity, beginning at $485,000 for the first server with additional servers priced at 30% of the first server.

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

PEOPLESOFT APPLICATION PRODUCTS -- HUMAN RESOURCE MANAGEMENT SYSTEM (HRMS)

      PeopleSoft HRMS 7 is a family of fully integrated human resource management application software products available for a variety of industries. Release 7 HRMS software products which are currently commercially available include: Human Resources, Benefits Administration, FSA Administration, Payroll, Payroll Interface, Time and Labor and Pension Administration. European Payroll is in beta release. A brief summary of each software product follows:

      PEOPLESOFT HUMAN RESOURCES. The base human resources software product provides support for the human resource and certain base benefit functions, including workforce administration (employee biographical and job-related information), recruitment, position management, training and development, health and safety monitoring, skills inventory, career and succession. This software product also contains capabilities to perform discrimination testing, EEO and ADA regulatory reporting, benefit plan setup and enrollment, COBRA administration, benefits billing, Family Medical Leave Act administration, multiple job eligibility and coverage calculations, and retroactive benefit/deduction calculations. Additional features include: globalization for managing operations and requirements specific to a country or region, tracking and administering of temporary global assignments, salary planning and budgets, competency management for identifying and analyzing job skills or competencies associated with individuals, jobs, teams and positions, and variable compensation to align the workforce with strategic business objectives, including the administration and tracking of various types of incentive compensation plans. This software product also includes the capability to set up online review by employees of their own selected human resource and benefits information. With this foundation as a building block, the following software products can be added to expand the range of system capabilities.

      PEOPLESOFT BENEFITS ADMINISTRATION. The benefits administration software product provides companies with the capability to automate certain of their more sophisticated benefits management processes, including flexible and non-flexible benefits programs that require complex eligibility checking, open enrollment processing, and other automatic enrollment processing capabilities. This application provides for user-defined benefit eligibility criteria, enrollment rules and flexible credit calculations. Companies also have the capability to set up online review by employees of certain of their own benefits information as well as voice-activated open enrollment and event maintenance.

      PEOPLESOFT FSA ADMINISTRATION. The flexible spending account administration ("FSA") software product provides the capability for companies to manage employee flexible spending accounts for healthcare and dependent care benefits plans. The FSA software product includes capabilities to track and process FSA claims tracking and processing, verify that flexible spending account funds are available and that duplicate claims are not processed, as well as support check preparation for reimbursements.

      PEOPLESOFT PAYROLL. The payroll software product provides a full in-house payroll administration and production facility. This application includes processes for payroll calculations, check printing, tax reporting, deduction and benefit calculations, and has comprehensive audit trail and reporting capabilities. Features include: Fair

Labor Standards Act overtime calculations, retroactive pay calculations, garnishment processing, online-interactive manual checks, prior period rates, company transfers and complete payroll tax processing information.

      PEOPLESOFT PAYROLL INTERFACE. The payroll interface software product provides a bridge between the PeopleSoft HRMS data and third party payroll systems for those companies that use their own payroll system or a payroll service bureau. This interface provides a subset of the capabilities of PeopleSoft Payroll along with enhanced with import facilities.

      PEOPLESOFT PENSION ADMINISTRATION. The pension administration software product provides the capability to automate pension administration functions for qualified, non-qualified, contributory, final pay, career average and cash balance defined benefit plans. This application also provides for flexible, user-defined plan rules and implementation processes, comprehensive calculations, and extensive retiree administration and tracking processes.

      PEOPLESOFT TIME AND LABOR. The time and labor software product provides a single repository for workforce time and labor tracking and reporting, including exception-only and positive time tracking. This software product supports a variety of time-related business processes, including earnings and tasks, and labor distribution. It also enables recording of information relating to an individual employee that can be expressed in hours.

      EUROPEAN PAYROLL (BETA RELEASE). This software product provides complete control over all aspects of the payroll operation in a multinational environment. Features include unique rules-based processing (used to set up many common payroll processes such as earnings, deductions, overrides, retroactivity, and prorations), complete multi-language and multi-currency capabilities, and comprehensive absence time tracking. Countries currently targeted for support include the United Kingdom, France, and Germany. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. See Statement of Future Direction above.

      In addition to the above software products, the Company has extended the functionality of PeopleSoft HRMS through the integration of numerous third party software products including a resume reader from Restrac, tax reporting and filing from Federal Liaison Services and interactive voice processing of benefit, time and personal payroll-related information from TALX Corporation.

PEOPLESOFT APPLICATION PRODUCTS -- FINANCIAL MANAGEMENT SYSTEMS

      PeopleSoft Financials is a family of fully integrated financial management system products available for a variety of industries. Release 7 Financials software products which are currently commercially available include: General Ledger, Receivables, Payables, Asset Management, Projects and Budgets. Treasury and Expenses are currently in beta release. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. A brief summary of each software product follows:

      PEOPLESOFT GENERAL LEDGER. The general ledger software product provides financial analysis, flexible management reporting, general ledger accounting and consolidations that enable the user to collect and report financial information based on the organization's unique requirements. Features include: unlimited charts of account (ChartFields) with alternate account codes available to support multinational statutory requirements, unlimited ledger versions (multibooks) allowing transaction level data capture in an unlimited number of currencies, gross and net debit and credit balances, currency precision to 15.3 digits, automatic generation of cross-currency exchange rates, customer-defined ledgers, graphical "tree" maintenance of ChartField elements, flexible calendars, dynamic budgeting, automated journal entry, multi-currency capabilities, automated allocations processing and intercompany journal entries.

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

      PEOPLESOFT ASSET MANAGEMENT. The asset management software product manages the acquisition, maintenance, transfer, depreciation and retirement of fixed assets and tax compliance. Features include: asset tracking, maintenance and insurance tracking, flexible depreciation accounting for book and tax purposes, what-if depreciation modeling, and integration with PeopleSoft Payables and Purchasing.

      PEOPLESOFT PROJECTS. The projects software product integrates operational and financial functions, allowing users to perform a variety of tasks, from managing complex capital projects to calculating revenue for billable projects. This software product was developed with input from experts from a wide range of industries including utilities, aerospace, health care, education, mining and engineering.

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

      PEOPLESOFT TREASURY (BETA RELEASE). The treasury software product provides a comprehensive and flexible toolset for control over corporate treasury functions. Features include: flexible cash management and front office functions such as deal capture, deal modeling, market monitoring and management reporting, position management, and in-house bank administration. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. See Statement of Future Direction above.

      PEOPLESOFT EXPENSES (BETA RELEASE). The expenses software product integrates all aspects of the travel and entertainment reimbursement process providing tight control over expense management processing while enabling timely and efficient employee reimbursement. Features include: the flexibility to enable travelers to use their own PCs to enter expense reports outside of the network and then submit them for approval and processing later, direct input from credit card companies, or centralized input of employee receipts submitted by travelers. This software can be integrated with the General Ledger and Payables for reporting and disbursements and will contain workflow capabilities for review and approval. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. See Statement of Future Direction above.

PEOPLESOFT APPLICATION PRODUCTS -- DISTRIBUTION

      PeopleSoft Distribution is a family of fully integrated distribution software products providing optimum materials and supply chain management. From materials procurement through complex outbound logistics, PeopleSoft Distribution uses the latest technology for the supply chain and to streamline business processes. Release 7 Distribution software products which are currently commercially available for the commercial sector are: Purchasing, Inventory, Billing, Order Management, Enterprise Planning, and Product Configurator. A brief summary of each software product follows:

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

      PEOPLESOFT INVENTORY. The inventory software product provides the ability to efficiently store and issue stock in response to changing demands, accurately track the movement of stock on a real-time basis, and automatically replenish stock as needed. Features include inventory set up based on organizational structures, costing and valuation management, warehousing space and stock management, schedule replenishment and distribution, inventory time levels maintenance, material put away management, fulfillment of orders, item identification, lot and serial number tracking, local planning and reporting on inventory data.

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

      PEOPLESOFT PRODUCT CONFIGURATOR. The configurator software product is a highly efficient solution to selling, producing, and tracking individually configured products in a make-to-order or assemble-to-order environment. Features include: built-in rules types to prompt and validate order entry, price and cost items based on order data, calculation of ship dates, sales order to workorder tracking, and creation and tracking inventory lots of configured products.

PEOPLESOFT APPLICATION PRODUCTS - MANUFACTURING

      PeopleSoft Manufacturing is a family of fully integrated software products designed for discrete manufacturers. Release 7 Manufacturing software products which are commercially available include: Bills and Routings, Production Management, Cost Management and Engineering. PeopleSoft Quality is currently in beta release. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. A brief summary of each software product follows:

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

      PEOPLESOFT PRODUCTION MANAGEMENT. The production management software product synchronizes planning and execution throughout the enterprise. Features include: ability to manage production using discrete orders or production schedules, automatic conversion of planning orders to production, multiple methods of issuing material to production, including automatic replenishing using workflow, flexibility in recording assembly completions by operation or at production completion, along with assignment of serial and lot numbers and full support of configured production. Full production documentation includes component lists, operation lists, and dispatch reports.

      PEOPLESOFT COST MANAGEMENT. The Cost Management software product provides control and flexibility to manage costs throughout the supply chain. This software product focuses on determining, analyzing, and managing product costs and on accounting transactions that affect inventory balances. Features include: the ability to perform cost simulations, update production costs with a corresponding revaluation of inventory, and flexible overhead applications methods. An unlimited number of user-defined cost elements provide the option to maintain item costs at a very detailed or summarized level. Once costs are determined, they can be compared against actual performance for variance analysis. All inventory transactions are captured and posted to the general ledger as transactions occur, or at selected intervals, such as hourly, daily, weekly or monthly.

      PEOPLESOFT ENGINEERING. The engineering software product provides the ability to manage product introduction and change processes throughout the enterprise. Features include: creation of engineering change requests ("ECRs") and ECOs with change process support, seamless document management integration, integration with PeopleSoft Cost Management and Bills and Routings, and what-if modeling in a non-production environment.

      PEOPLESOFT QUALITY (BETA RELEASE). The Quality software product, currently in beta release, provides a structured quality environment, combining online Statistical Process Control ("SPC") data collection with the power of a relational database for unparalleled quality analysis and reporting. Features include: easy-to-use interface for the collection of process and control data, real-time feedback to analyze quality data using charts, graphs and statistics, and fully customizable control chart formulas and tests. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace. See Statement of Future Direction above.

PEOPLESOFT APPLICATION PRODUCTS -- SUPPLY CHAIN PLANNING

      PeopleSoft Supply Chain is a family of intelligent planning and optimization solutions, powered by Red Pepper technology, for supply chain planning, sales order promising and plant level operations. Supply Chain optimization technology is embedded in certain PeopleSoft Manufacturing and Distribution software products and is also sold separately for integration into customer environments that incorporate enterprise resource planning ("ERP"), material requirement planning ("MRP") and distribution requirement planning ("DRP") products from other vendors. The Supply Chain software products which are commercially available include: Production Planning, Enterprise Planning, and Order Promising. A brief summary of each software product follows:

      PEOPLESOFT PRODUCTION PLANNING. This interactive factory planning system enables planners to optimize their manufacturing operations. The in-memory model considers material and capacity constraints. It can also create multiple plans for investigation of alternative scenarios, support real-time planning using capable-to-promise functionality, and display material and capacity information at both a summary and detailed level. Interactive Gantt charts provide the ability to manually adjust schedules or have the system automatically repair material and capacity problems.

      PEOPLESOFT ENTERPRISE PLANNING. This intelligent supply chain optimization application creates a total view of the enterprise. Beyond just manufacturing planning, it includes true constraint-based replenishment planning, featuring sourcing rules, inventory stocking policies, transfer options, and plan requirements for each location in the supply chain. Enterprise Planning uses in-memory models and simultaneous constraint-based optimization technology and automatically recommends replenishment via make, buy, or transfer and alerts the user to any problems. Multiple what-if scenarios may be created to assist the planner in effectively selecting the best plan to execute.

      PEOPLESOFT ORDER PROMISING. This event-driven, real-time order promising application works in concert with an ERP system to evaluate production capability to meet customer demand. It evaluates both material and capacity at multiple levels of the enterprise. Order Promising maintains connectivity with ERP order management systems for real-time confirmation of promise dates.

PEOPLESOFT HIGHER EDUCATION/STUDENT ADMINISTRATION

      PeopleSoft's Higher Education/Student Administration is a suite of six software applications tailored to meet the specific needs of higher education institutions and includes the advanced technology and features available in PeopleSoft 7. PeopleSoft Student Administration software products which are currently commercially available include: Campus Community, Student Records, Academic Advisement, Financial Aid, Admissions and Recruitment, and Student Financials. A brief summary of each software product follows:

      CAMPUS COMMUNITY. The campus community application captures and unifies prospect, applicant, student, alumni and employee records by allowing for a common database across the institution. This application streamlines internal communications management and provides complex global searches and tracking of all individuals and organizations associated with the college or university.

      STUDENT RECORDS. The student records application expedites complex academic administrative tasks such as catalog and class schedule maintenance, enrollment requisite and conflict checking, multiple grading systems, multiple concurrent academic careers and academic programs, wait list management and tracking, and automated transfer credit evaluation.

      ACADEMIC ADVISEMENT. The academic advisement application provides automated analysis of student progress toward completion of academic requirements. This application allows students and advisors to easily understand, navigate and track degree progress. The academic advisement application also provides what-if analysis and tailored academic programs for each student.

      FINANCIAL AID. The financial aid application integrates workflow to streamline applications processing, assignment of student budgets, needs analysis, fund disbursement, and compliance with federal regulations and grant applications. This application also allows automated Direct and FFELP Loan processing and automated aid packaging.

      ADMISSIONS AND RECRUITMENT. The admissions and recruitment application captures all information relating to specific candidates, admitted students, recruiter management, event management, concurrent prospect and applications records, and automated admissions decisions.

      STUDENT FINANCIALS. The student financials application unifies all the rules a college or university has regarding fees and tuition, making possible innovative tuition calculation, cashiering, third party processing, collections and profitability tracking.

PEOPLESOFT APPLICATION DEVELOPMENT AND PRODUCTIVITY TOOLS -- PEOPLETOOLS

      The Company includes a restricted use license to PeopleTools with each PeopleSoft application software product licensed. PeopleTools 7 includes the following application development tools:

      DEVELOPMENT TOOLS: Business process analysts use the following tools to design, prototype and deliver custom modifications and system extensions:

      APPLICATION DESIGNER. Application Designer is an integrated development environment which allows users to view and edit a list of applications objects through an MDI interface. It also allows modified objects to be moved into production through PeopleSoft's upgrade process. The Application Designer integrates the following tools:

                  DATA DESIGNER. Data Designer is used to build new table definitions, to add, drop or modify fields in existing tables and to facilitate field editing. In addition, Data Designer includes PeopleCode, a programming language similar to Visual Basic which is used for custom field-level calculations, edits, defaults and programming routines which minimizes complex coding inherent with standard computer languages.

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

                  APPLICATION UPGRADER. Application Upgrader facilitates customer upgrades to successive releases of the applications with retention of the function and feature modifications made by the customer.

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

      EDI MANAGER. EDI Manager is used to define the data mappings for electronic data interchange.

      ADMINISTRATION TOOLS: Information systems managers and support staff use the following tools to improve the efficiency of implementing and operating PeopleSoft's software applications:

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

      REPORTING AND ANALYSIS TOOLS: The following tools are used by application users to easily access, analyze and report information:

      PS/nVISION. PS/nVision integrates PeopleSoft applications with Microsoft Excel in the production of financial statements, responsibility reports and other ad hoc financial reports and analyses.

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

      CUBE MANAGER. Cube Manager is used to map data between PeopleSoft databases and hyperdimensional cubes using online analytical processing ("OLAP").

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

      PEOPLESOFT NAVIGATOR. The Navigator is a graphical browser which provides application users with a graphical map of the business processes they participate in and enables them to navigate, or select, application panels by clicking on activities they need to perform.

      DATABASE AGENT. The Database Agent monitors the PeopleSoft database to identify items that need to enter workflow for processing.

      MESSAGE AGENT. The Message Agent processes messages sent to PeopleSoft by external systems such as IVR, E-mail such as Lotus Notes or Microsoft CC-Mail, Internet, intranet, extranet and kiosks. It provides an Application Program Interface ("API") that enables third party systems to integrate with PeopleSoft.

      WORKLISTS. Worklists are ordered lists of work a person or department has to process. The list is sent to the correct person in priority order as defined using the Business Process Designer.

      WORKFLOW ADMINISTRATOR. The Workflow Administrator provides capability to access, monitor, analyze and control workflow applications.


SALES AND MARKETING

       The Company markets and licenses its software products in most major world markets primarily through a direct sales organization of 1,006 employees as of December 31, 1997. The direct sales organization is based over 20 field sales offices located in major metropolitan areas throughout the United States with international sales activities performed out of the Company's offices in Toronto, Vancouver, Ottawa, and Montreal, Canada; Amsterdam, the Netherlands; Paris, France; Reading, England; Munich, Germany; Mexico City, Mexico; Sydney, Perth and Melbourne, Australia; Auckland, New Zealand; Buenos Aires, Argentina; Sao Paulo, Brazil; Tokyo, Japan; Madrid, Spain; Johannesburg, South Africa; and Singapore. Most of the Company's licenses for PeopleSoft software products to date have been in the U.S. and Canada, and a significant portion of international sales have been to overseas affiliates of a customer's U.S. based enterprise. To augment its direct sales channel, the Company has or had: (i) a teaming agreement with Andersen Consulting to address the PeopleSoft HRMS and PeopleSoft Financials requirements of state and local government agencies; (ii) entered into a systems integration agreement with Shared Medical Systems Corporation ("SMS"); and (iii) utilized third party distributors and system integrators in various countries where it does not have a direct sales force. Further details concerning the Anderson Consulting agreement and the SMS agreement are set forth below.

      In support of its sales force, the Company conducts comprehensive marketing programs which include telemarketing, direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal ("RFP") from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to an RFP (if solicited by the customer), one or more presentations to the customer, customer internal sign-off activities, and contract negotiation and finalization. While the sales cycle from customer to customer varies substantially, the sales cycle has historically required six to twelve months.

      Generally, customers obtain separate licenses for the underlying database management systems directly from the RDBMS vendors, however, the Company may also sublicense runtime versions of Oracle's, Sybase's or Informix's RDBMSs and certain connectivity software products to its customers, and in come cases, has made royalty prepayments under these agreements. In addition, the Company incorporates SQRIBE Technology Corporations's ("SQRIBE") SQR, ReportMate, Seagate's Crystal Report Writer, BEA's Tuxedo and Jolt Middleware, Cognos' Powerplay, Select Software's data modeling and process modeling tools, and Rational's SQA Robot with all of its software products. The Company has sublicensing arrangements with Microsoft, Oracle, Informix, SQRIBE, Seagate, BEA, Cognos, Select Software, Folio Corporation and Rational and accordingly, the Company must rely on the strength of such companies' trademarks, trade secrets, contractual arrangements, copyrights and patents for protection and continued usage of such intellectual property by the Company. Termination of the relationship with any of these companies could adversely effect the Company's software product offerings and ability to generate revenue software application license sales.

      A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors (such as Informix, Microsoft, Oracle and Sybase); (ii) hardware vendors (such as Digital Equipment Corporation, Compaq Computer Corporation, Hewlett Packard Corporation, IBM, Sequent Computer Systems, Inc. and Sun Microsystems, Inc.) which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators (such as Andersen Consulting, IBM's ISSC, Deloitte and Touche LLP, Coopers and Lybrand LLP, KPMG Peat Marwick LLP, and Price Waterhouse LLP) some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms (such as Towers Perrin, Wyatt Co. and William M. Mercer & Co.) that are active in the implementation of human resource management systems. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. PeopleSoft has conducted several joint marketing and sales programs with these vendors and other technology and software partners, including seminars, direct mail campaigns and trade show appearances. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these products could be adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation costs for customers compared to the competitive alternatives from Oracle and SAP. Therefore, systems integrators may actually generate lower integration fees when implementing PeopleSoft applications when compared to competitive offerings.

      Due to the foregoing factors, it is possible that in a future quarter or quarters, the Company's operating results could not meet the published expectations of certain public market financial analysts. In such an event, the price of the Company's common stock would very likely be materially adversely affected.

      RELATIONSHIP WITH ADP

      In order to broaden the overall distribution of its PeopleSoft HRMS software products and PeopleTools technology, in 1992 the Company signed a Software License and Support Agreement with ADP Inc. ("ADP"). This agreement provides ADP with a perpetual license to use internally, to modify and to sublicense to its clients and prospects Release 3 of PeopleSoft HRMS and PeopleTools on the Centura SQLBase (OS/2) and Oracle database environments. ADP does, however, have the option to sublicense PeopleSoft HRMS for operation with several other RDBMS platforms under certain circumstances. This license also permits ADP to provide service bureau functions to its clients and prospects using these software products. The service bureau and sublicense rights are limited to: (i) ADP clients and prospects which have a majority of their employees located in the United States, Canada, Mexico, the United Kingdom, Belgium, the Netherlands and Luxembourg (for such clients' and prospects' employees wherever located) ("ADP Marketing Area"); and (ii) ADP clients and prospects for such clients' and prospects' employees who are located in the ADP Marketing Area, even if such clients and prospects have a majority of their employees outside of such countries. Under the agreement, the Company provided ADP with certain training, consulting and support services and product modifications. The agreement was amended in 1995 to provide ADP with license rights to use and distribute PeopleSoft Workflow Release 5 and the Company agreed to provide ADP with defined product maintenance services for all updates, improvements, additions, modifications and/or enhancements to such PeopleSoft Workflow licensed only up to but not including Release 6 of PeopleSoft Workflow. The Company also agreed that, prior to 1998, it would not act as a service bureau or grant a license to use or modify PeopleSoft HRMS to parties in the United States, Canada and Mexico that could be considered "remarketers" of the PeopleSoft HRMS software product (excluding PeopleTools), such as consulting and facility management firms and payroll service bureaus. On September 21, 1995, the Company and ADP amended the agreement to permit their properly licensed customers to have a broad right to implement and enter into outsourcing arrangements with third parties. Pursuant to the agreement, as of December 31, 1997 certain provisions of the agreement expired.

      Through December 31, 1997, the Company has received payments from ADP totaling $4.1 million for license fees and the fulfillment of certain customization and training obligations, and $18.3 million in minimum royalties for sublicenses granted by ADP including $4.2 million in minimum royalties in 1997. As of December 31, 1997, ADP has fulfilled all of its minimum royalty obligations under this agreement, as amended, and the Company may receive $0.5 million upon completion of certain customization obligations.


      RELATIONSHIP WITH ANDERSEN CONSULTING

      Under an exclusive five year teaming agreement executed in October 1993, PeopleSoft and Andersen Consulting are developing extensions to PeopleSoft's software products and jointly marketing and delivering financial and human resource client/server enterprise software solutions to state and local government and public sector organizations in North America. Under the terms of the agreement, PeopleSoft licenses its software application products directly to the customer, refers consulting services exceeding certain amounts to Andersen Consulting, and, will pay Andersen Consulting a royalty based on the amount of the license fee. PeopleSoft's 1996 and 1997 contracting activity included approximately $32.7 million and $111.9 million respectively in contracts which were subject to this agreement.

      In June 1997, PeopleSoft and Andersen Consulting announced a new strategic alliance to develop an integrated financial management system designed specifically to address the unique needs of the U.S. Federal Government. Under the terms of the agreement, Andersen Consulting will contribute certain resources to the joint development effort, both parties will team together on certain sales opportunities, PeopleSoft will license its software application products directly to the customer, and PeopleSoft will pay Andersen Consulting a royalty based on the amount of the license fee. As of December 31, 1997, the software product was under development and there were no license agreements which would be subject to this agreement. Subsequent to completing the development of the initial version of this software product suite, the Company will be required to obtain General Services Administration ("GSA") certification that the software products meet certain minimal functional requirements in order to market these products to agencies of the U.S. Federal Government. No assurance can be given that this software product development effort will be successfully completed or such certification will be obtained.

      RELATIONSHIP WITH SMS

      In August 1995, PeopleSoft and SMS entered into a systems integrator agreement whereby PeopleSoft appointed SMS as a distributor of certain PeopleSoft HRMS and Financials software products. The term of the agreement is ten years, with the possibility of annual renewals thereafter. SMS has the right to market/sublicense such software products in the United States and Puerto Rico to a defined base of SMS existing end users, and in conjunction with the distribution of SMS' software products, to other entities in the health care industry. Except in certain situations, SMS has exclusive distribution rights to SMS' end users. SMS also obtained the right to use certain software products of PeopleSoft HRMS and Financials software products and PeopleTools for general development in support of SMS' internal operations. Pursuant to the terms of the agreement, PeopleSoft has provided termination notice to SMS on March 19, 1998. As of March 27, 1998, SMS has contested the notice of termination.

      INTERNATIONAL OPERATIONS

      During the years ended December 31, 1995, 1996 and 1997, the Company's international revenues were approximately 16%, 16% and 15% of total revenues, respectively. International revenues from each geographic region were less than 10% of total revenues. The Company operates in one industry segment, the development and marketing of computer software products and related services, and markets certain of its software products to a variety of industries through branches and foreign subsidiaries located in Canada, the United Kingdom, the Netherlands, Germany, France, Spain, South Africa, Mexico, Argentina, Brazil, Australia, Singapore, Japan and New Zealand. The Company established the sales office in South Africa during 1997. In addition, the Company also markets through distributors in the Asia/Pacific region. The international revenue percentages above understate the relative size of the Company's international installed base because U.S. based companies frequently acquire the rights to utilize the Company's software products in locations outside of the United States, although the Company does not generally report any portion of the revenues associated with these agreements as international revenues.

      SERVICES AND CUSTOMER SUPPORT

      The Company believes that a high level of customer service is required to be successful in the client/server marketplace due to the number of different hardware and software vendors involved in an implementation and the inherent complexity of the architecture. The Company also believes that the opportunity exists to differentiate itself from competitors on a service level due to the demanding service requirements of this market. The Company's customer service staff consisted of 2,114 employees as of December 31, 1997.

      Service revenue consists primarily of software support (maintenance) fees, customer training fees, consulting fees, and other miscellaneous fees. Services revenues constituted 41%, 44% and 47% of the Company's total revenues during the years ended December 31, 1995, 1996 and 1997, respectively. Service revenue may fluctuate due to, but not limited to, changes in levels of consulting activity, the related satisfaction of significant agreement milestones, and satisfaction of the Company's revenue recognition criteria. In addition, seasonality impacts training and installation revenue, both of which tend to follow license fees by approximately one quarter.

      The Company's service and support for each customer is coordinated by at least one account manager. The account manager is responsible for working with the customer in areas such as implementation and upgrade project planning and management, and providing information and advice on PeopleSoft software products, services and partnerships. Additionally, the account manager coordinates ongoing training, consulting and support services. Such services include the following categories:

      SOFTWARE MAINTENANCE AND SUPPORT

      The Company provides 24-hour hot-line telephone support, staffed with a group of experienced professionals and supported by a computerized call tracking and problem reporting system. PeopleSoft has provided internet access to this hotline as an alternative to telephone bound service since August of 1995. The Company supports worldwide operations with hubs in North America, Europe and the Asia/Pacific region. This service provides subscribing customers with company news, direct access to other PeopleSoft subscribing customers, the ability to download and apply software product fixes and access to an online troubleshooting database.


      Initial software product license fees include the first year of maintenance support. Thereafter, ongoing maintenance contracts are offered to customers, and are renewable on an annual basis. The maintenance agreement entitles the customer to software product enhancements or upgrades released during the term of the maintenance agreement, an assigned account manager, and 24-hour hot-line telephone support. Annual maintenance fees are generally based on 17% of the then current list price of the software products under license by a customer. To date, well over 90% of all customers have renewed their maintenance contracts.

      CUSTOMER EDUCATION AND TRAINING

      The Company offers comprehensive education for key groups affected by the implementation of PeopleSoft technology (executives, the project team and application users) with the goal of ensuring each customer's success with the Company's software products. Training is also available for third party consultants. The Company's educational programs include instructor-led classes, computer-based training, and extensive end user training that also serves as an electronic performance support system.

      Instructor-led training is provided in training facilities leased by the Company in several major metropolitan areas around the world and can also be delivered on the customer's site for a fee plus travel expenses. The Company's fees for instructor-led, project team training are generally priced at $450 per training unit (representing one student day of training). The Company offers price reductions for volume advanced purchases of training units. The Company's pricing for end user training varies based on the number of employees at the customer company and the number of training modules purchased.

      CONSULTING SERVICES

      The Company offers a variety of consulting services to its customers including system product implementation assistance and planning, project planning and strategy, upgrade implementation, electronic commerce, workflow or OLAP deployment, and minor software product enhancements. The Company has several technology labs which currently concentrate on upgrading customers from one PeopleSoft release to the next. Additionally, the Company has a Year 2000 lab which specializes in rapid customer implementations and the development of tools, templates and methodologies to assist our customers and partners in similar efforts. The Company frequently works closely with third party consulting and systems integration firms such as Andersen Consulting, Deloitte and Touche LLP, KPMG Peat Marwick LLP and Price Waterhouse LLP who provide the customer with a full range of reengineering, customization and project management services. These third party consulting firms have also licensed PeopleSoft applications to develop programs to support customers implementing the Company's software products. During the past year PeopleSoft significantly expanded its consulting services group to meet growing customer demands for such services. There can be no assurance that PeopleSoft will be successful in further expanding its consulting services group, or that revenues from consulting services will in fact increase, or be profitable.

COMPETITION

      The market for business application software is intensely competitive. The Company faces competition from a variety of vendors who provide products in one or more of the following areas: enterprise application software, financial management and accounting application software, HRMS application software, supply chain management application software, manufacturing application software, higher education application software, other industry specific software, and application development software tools. In addition to existing competitors, other software vendors may broaden their product offerings by internally developing, or by acquiring or partnering with independent developers of, products that compete with the Company's products; and most of the customers in the Company's market could internally develop their own solutions using third party consultants or their own corporate information technology departments. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technological factors, such as Web enablement, enterprise product breadth and individual software product features, service reputation, software product flexibility, ease of implementation, international software product version availability and support, and price.

      In the enterprise application software market, PeopleSoft faces significant competition from SAP, Oracle and Baan and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS is a supported platform underlying a significant share of PeopleSoft's installed applications, and Oracle has in the past demonstrated significant account control over many of these RDBMS customers

      PeopleSoft also faces competition from providers of HRMS software products including Cyborg Systems ("Cyborg"), Lawson Associates ("Lawson"), Integral Systems, Inc. ("Integral"), InPower, Inc. ("InPower") and Ceridian ("Ceridian"), and from providers of financial management systems software products including Computron Software, Inc., Flexiware International ("Flexiware"), Hyperion Software ("Hyperion"), Lawson, and other smaller companies. In addition, SMS has the right to sublicense selected PeopleSoft software products in competition with PeopleSoft's marketing efforts in selected markets.

      As the Company increases its offerings of industry specific applications, the Company expects to encounter additional competitors who have traditionally focused only on specific vertical markets. In addition to the specific markets mentioned below, the Company expects to compete with vendors offering application software products specifically in the Higher Education market, Healthcare market, Financial Services market, Utilities market and possibly others.

      In the manufacturing software application markets, in which PeopleSoft recently began competing, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as QAD, Ross Systems and J.D. Edwards, and a large number of niche competitors already in the manufacturing markets.

      In the emerging supply chain planning and optimization software solutions market, in which the Company now competes since its acquisition of Red Pepper Software Company in 1996, PeopleSoft faces several current and potential competitors including: (i) companies such as i2 Technologies, Manugistics, and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc. (formerly Marcam Corporation), Marcam Solutions, Inc. and Cap Logistics; and (iii) other enterprise application software vendors such as SAP and Baan.

      In addition, as the Year 2000 approaches, enterprises may consider outsourcing options including data center outsourcing and service bureaus as viable alternatives to purchasing the Company's software products which may result in increased competition from outsource services including Computer Science Corporation, Electronic Data Systems Corporation, IBM, ADP, Ceridian, and other smaller companies.

      Intense competition could potentially lead to increased price competition in the market, forcing the Company to reduce prices which may result in reduced gross margins and loss of market share by the Company which therefore, could materially adversely affect the Company's business, operating results and financial condition. In recent quarters, the Company has observed increasingly aggressive pricing practices on the part of its major competitors, in particular SAP and Oracle. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

SOFTWARE PRODUCT DEVELOPMENT

      Since inception, the Company has made substantial investments in research and software product development. Through the end of 1994, substantially all of the Company's software products have been developed by its internal development staff. Beginning in 1995, the Company increased the purchasing and licensing of third party software products. The Company believes that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complimentary technologies and products into its software product offerings, is essential to maintain its competitive position in the market. The applications software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. For example, in order to gain broad market acceptance, the Company maintains product availability across a number of RDBMS platforms. The Company believes that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, the Company's development organization is comprised of small, focused development groups assigned to each of the software products within the primary software product areas: PeopleSoft HRMS, PeopleSoft Financials, PeopleSoft Financials for the Public Sector, PeopleSoft Human Resources for the Federal Government, PeopleSoft Distribution, PeopleSoft Manufacturing, Supply Chain Planning, PeopleSoft Student Administration and PeopleTools. This development is typically undertaken in a single RDBMS environment on a workstation-based LAN. In addition, the Company utilizes a platforms group which is responsible for porting and testing the Company's software products on other RDBMS and hardware server environments. The Company's documentation group develops the user and system administration documentation for each software product. The Company utilizes a common technology and technical approach in the development of all application products. Significant application development is performed using PeopleTools.

      The Company released version 7 of PeopleSoft HRMS, PeopleSoft Financials, PeopleSoft Distribution and PeopleSoft Manufacturing in the third quarter of 1997, with each including significant technological enhancements to the existing software products. Version 7 of PeopleSoft's Student Administration/Higher Education software applications became generally available in December 1997. The Company's current focus in application development is to expand the functionality and breadth of the Company's software product offerings by (i) enhancing workflow capabilities; (ii) developing new software products and adding new functionality to existing software products including global product requirements and translated releases of global products, and industry specific functionality; (iii) supporting joint development arrangements under which certain vertical market applications may be developed; and (iv) adding certain architectural extensions. PeopleTools development activities have emphasized the continued evolution of a distributed processing architecture, graphical user interface and navigation enhancements, increased OLAP and electronic commerce capabilities, and functionality and utilities to support the application development activities in PeopleTools. There can be no assurance that such development efforts will result in its products, features or functionality or that software products, features or functionality that are developed will be accepted by the market.

      The Company's research and development staff consisted of 918 employees as of December 31, 1997. The Company's total research and development expenses were approximately $38.6 million, $70.7 million, and $129.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the Company capitalized software development costs of $2.4 million, $3.7 million and $2.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. Capitalized software development costs are amortized over the estimated useful life of the software product beginning with general availability for a period not to exceed five years. Total capitalized software development amortization, which is charged to cost of license fees, amounted to $1.7 million in 1995, $1.6 million in 1996 and $4.0 million in 1997. In addition, in November 1996, the Company recorded a one time charge of $22.5 million for in-process research and development related to the purchase of PeopleSoft Manufacturing, Inc. ("PMI").

      PeopleSoft entered into development arrangements in 1995 and 1997 for the purpose of developing the Student Administration software applications which were commercially released in December 1997 (See Note 6 of the Notes to Consolidated Financial Statements). Under these agreements, PeopleSoft is the exclusive remarketer of the Student Administration software products, and pays a royalty to the third parties based on license fees received from end user licenses of these software products. All ownership rights and interests in the software will transfer to the Company, upon the later of five years from the commercial release of the applications or when $17 million in cumulative royalties have been paid to the third parties.

      In January 1997, PeopleSoft entered into a development and marketing agreement with Intrepid Systems, Inc. ("Intrepid") a leading supplier of integrated software solutions for retailers. Under the arrangement, Intrepid will port its merchandise management system software product suite for retail management ("Evolution") to PeopleTools and integrate these applications with PeopleSoft's general ledger and accounts payable software products. The companies will jointly market a retail enterprise solution including PeopleSoft HRMS and Financial software applications and Intrepid's Evolution and decision support software product suites. Concurrent with the execution of the agreement, PeopleSoft separately acquired a minority equity interest in Intrepid. While the intent of the agreement is to develop business applications which are integrated with PeopleSoft's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the retail industry.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, LICENSES AND PRODUCT LIABILITY

      The Company regards certain aspects of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company received its first patent in June 1995 and its second patent in August 1995. In July 1995, the Company received title to a third patent as part of a teaming and development agreement. The Company also has four additional patent applications pending. There can be no assurance that any issued patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent software product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow account arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

      The Company does not believe its software products, third party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

      The Company's license agreements with its customers contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates the risk of a claim being successfully pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of such software products may increase PeopleSoft's exposure to product liability claims against the Company.

PERSONNEL

      As of December 31, 1997, the Company employed 4,452 people, including 1,006 in sales and marketing, 918 in product development, 2,114 in customer services, and 414 in administration. None of the Company's employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of the international employees are covered by the customary employment contracts and agreements of the countries in which they are employed. The Company believes that relations with its employees are good.

      The executive officers of the Company as of December 31, 1997, are as follows:

      NAME                         AGE                      POSITION
      ----                         ---                      --------

David A. Duffield                  57        Chairman of the Board, Chief Executive Officer,
                                               and President
Albert W. Duffield                 54        Senior Vice President of Worldwide Operations,
                                               and Director
Kenneth R. Morris                  47        Senior Vice President and Chief Technology
                                               Officer
Ronald E. F. Codd                  42        Senior Vice President of Finance and Administration,
                                               Chief Financial Officer, and Secretary
Margaret L. Taylor                 46        Senior Vice President of Corporate Operations
Aneel Bhusri                       32        Senior Vice President of Product Strategy,
                                               Business Development and Marketing
James J.  Bozzini                  31        Senior Vice President of  Service Operations


      Mr. David A. Duffield is a founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's incorporation in August 1987. Prior to that time, he was a founder and Chairman of the Board of Integral, a vendor of human resource and financial applications software, from April 1972 through April 1987. During a portion of that time, Mr. Duffield also served as Integral's Chief Executive Officer. Mr. Duffield is also the co-founder of Information Associates (now a subsidiary of Systems and Computer Technology), where he was employed between 1968 and 1972. From 1964 to 1968, Mr. Duffield worked at IBM as a marketing representative and systems engineer. He holds a B.Sc. in Electrical Engineering and an M.B.A. from Cornell University.

      Mr. Albert W. Duffield joined the Company in June 1990 as Vice President of Sales. Mr. Duffield was appointed Vice President of Operations in September 1991, and was appointed Vice President of Sales and Marketing in February 1993. In November 1993, he was appointed Senior Vice President of Sales and Marketing, and, effective January 1994, he was appointed Senior Vice President of Worldwide Operations. He was elected to the Board of Directors in April 1991. Prior to joining the Company, Mr. Duffield served as Chief Operating Officer of Data Design Associates, a division of Integral Systems, from June 1989 through June 1990. Prior to the acquisition of Data Design Associates by Integral Systems in September 1989, he served as its Senior Vice President of Sales and Marketing from October 1981 through June 1989. From 1970 to 1981, Mr. Duffield worked at IBM in various sales, sales management and staff management positions. He holds a B.Sc. in Hotel/Business Administration from Cornell University and an M.B.A. from Rutgers University. Mr. David Duffield and Mr. Albert Duffield are brothers.

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

      Ms. Margaret L. Taylor joined the Company in January 1989 as Vice President of Customer Services, and was appointed Vice President of Customer Services and International in February 1993. In November 1993, she was appointed Senior Vice President of Customer Services, and, effective January 1994, she was appointed Senior Vice President of Application Development and Customer Services. In the third quarter of 1995, Ms. Taylor also assumed responsibility for PeopleTools development. In January 1998, she was appointed Senior Vice President of Corporate Operations and assumed responsibility for MIS and Facilities in addition to her existing responsibilities. From May 1986 to October 1988, Ms. Taylor was Vice President of Trust and Investment Management at The Hibernia Bank. From August 1978 to August 1985, she held various positions with the Bank of California, N.A., including Vice President and Director of Human Resources. Ms. Taylor holds a B.A. in Psychology and Communications from Lone Mountain College.

      Mr. Aneel Bhusri joined PeopleSoft in August 1993 as Director of Strategic Planning. In April of 1995, he was appointed Vice President of Product Strategy. In November of 1995, Mr. Bhusri was appointed Senior Vice President of Product Strategy. In April 1997, he was appointed Senior Vice President of Product Strategy, Business Development and Marketing. Prior to joining PeopleSoft, Mr. Bhusri was an associate at Norwest Venture Capital from June 1992 to March 1993. From 1988 to 1991 he was a financial analyst in Morgan Stanley's Corporate Finance Department. Mr. Bhusri holds an M.B.A. from Stanford University and a B.Sc. in Electrical Engineering with a B.A. in Economics from Brown University.

      Mr. James J. Bozzini joined the Company in August 1991 as an account manager, and was appointed Director of European Operations in December 1992. In January 1994, he was appointed Director of International Services and in February 1994 assumed responsibility for the Professional Services group in North America, in addition to his international responsibilities. In January 1995, he was appointed Vice President of Professional Services, and in January 1997 he was appointed Vice President of Customer Service Operations and assumed responsibility for Education Services, Product Support, and Customer Service Strategy, in addition to Professional Services. In January 1998, Mr. Bozzini was appointed Senior Vice President of Service Operations and his responsibilities increased to include MIS, Facilities, and Communication Services. From August 1988 to July 1991, he held various positions at Andersen Consulting. Mr. Bozzini holds a B.S. in Business from California State University, Chico.

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

      PeopleSoft believes that its continued success will depend in large part upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company intends to hire a significant number of additional sales, service and technical personnel in 1998. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications, particularly within the desired geographic location. It is widely believed that the technology sector is at or over a state of full employment. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop, market and support new or existing software. The growth in the Company's customer base and expansion of its product lines and supported platforms have placed, and are expected to continue to place, a significant strain on the Company's management and operations, including its services and development organizations.

      Any failure to implement and improve the Company's operational, control, reporting, and management systems or to retain, expand, train, motivate or manage employees could have a materially adverse effect on the Company's business, operating results and financial condition.


ITEM 2. PROPERTIES


FACILITIES

      As of December 31, 1997, the Company leased the majority of its facilities and its principal locations are in or near the following cities:

                        Approximate      Lease
Location                Square Feet      Expiration Date      Principal Activities
--------                -----------      ---------------      --------------------

Irvine, CA                   11,000      November 2000        Sales, Marketing and Customer
Mission Hills, CA             6,000      January 1998         Development
Pleasanton, CA              216,000      February 2002        Corporate HQ, Development and Technical Support
Pleasanton, CA               35,000      January 1999         Corporate HQ, Development and Technical Support
Pleasanton, CA               66,000      July 2006            Sales, Marketing and Customer Service
San Mateo, CA                29,000      July 2000            Development, Sales, Marketing and Customer Service
Coral Gables, FL             10,000      July 2002            Sales, Marketing and Customer Service
Atlanta, GA                  59,000      June 2000            Sales, Marketing and Customer Service
Chicago, IL                  53,000      December 2001        Sales, Marketing and Customer Service
Boston, MA                   21,000      November 1999        Sales, Marketing and Customer Service
Bethesda, MD                 46,000      August 2000          Sales, Marketing and Customer Service
Detroit, MI                  14,000      June 2003            Sales, Marketing and Customer Service
Minneapolis, MN              13,000      July 2002            Sales, Marketing and Customer Service
Teaneck, NJ                  47,000      May 2003             Sales, Marketing and Customer Service
Philadelphia, PA             13,000      September  2001      Sales, Marketing and Customer Service
Dallas, TX                   18,000      July 2000            Sales, Marketing and Customer Service
Melbourne, Australia         10,000      February 1999        Sales, Marketing and Customer Service
Sydney, Australia            21,000      September 2001       Sales, Marketing and Customer Service
Montreal, Canada              9,000      July 2002            Sales, Marketing and Customer Service
Toronto, Canada              12,000      September 1999       Sales, Marketing and Customer Service
Vancouver, Canada            16,000      April 2002           Sales, Marketing and Customer Service
Reading, England             15,000      March 1998           Sales, Marketing, Customer Service and Administration
Paris, France                22,000      March 1999           Sales, Marketing and Customer Service
Munich, Germany               9,000      June 1999            Sales, Marketing and Customer Service
Amsterdam, the Netherlands   18,000      June 2001            Sales, Marketing, Customer Service and Administration
Madrid, Spain                 7,000      June 1999            Sales, Marketing and Customer Service
Singapore                    13,000      December 2001        Sales, Marketing and Customer Service
Johannesburg, South Africa    2,000      November 1998        Sales, Marketing and Customer Service

      The Company also leases smaller facilities (generally under execusuite arrangements) for sales, marketing and customer service activities in or near Phoenix, Arizona; Sacramento, California; Denver, Colorado; Orlando, Florida; Indianapolis, Indiana; St. Louis, Missouri; Cincinnati and Columbus, Ohio; Pittsburgh, Pennsylvania; Austin and Houston Texas; Bellevue, Washington; Milwaukee, Wisconsin; and outside of the United States in

Calgary, Ottawa and Edmonton, Canada; Mexico City and Monterey, Mexico; Buenos Aires, Argentina; Rio De Janeiro and Sao Paulo, Brazil; Adelaide, Brisbane, Canberra and Perth, Australia; Tokyo, Japan; Wellington and Auckland, New Zealand; and Brussels, Belgium. In 1998, the Company anticipates expanding existing facilities, depending upon the availability of suitable additional space. Commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a consequence, the Company expects to experience increasing difficulty in obtaining additional space within which to expand its operations. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely effect the Company's operations and financial results.

      The Company acquired an office building in Pleasanton, California in a cash transaction in December of 1995. The total cost was approximately $25 million, including all related transaction costs, for approximately 275,000 square feet of office space. As of December 31, 1997, approximately 180,000 square feet or approximately 65.5% was occupied by the Company and 95,000 square feet was occupied by existing tenants.

      In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. The lessor has committed to fund up to a maximum of $70 million for construction of the facility. This lease is structured as an operating lease, however, the accounting treatment will ultimately be determined upon inception of the lease term when the Company occupies the facility. Construction on the facility is anticipated to be completed in the third quarter of 1998 and payments under this lease will be based on LIBOR rates applied to amounts funded and will begin at that time. The Company has an option to renew the lease for an additional three years, subject to certain conditions. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to a specified percentage of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants.

      Subsequent to 1997, the Company negotiated an amendment to this lease which extends the term of the lease until February 2003, with an option to renew for an additional three years. Additionally, the Company negotiated a fixed rate funding option under which the Company may elect that any or all of the amounts funded to date be charged a fixed interest rate. The Company has the option of setting the fixed rate expiration date for any date through the end of the lease term.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company. However, depending on the amount and timing, an unfavorable resolution of some or all these matters could materially affect the Company's future results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's common stock is traded on the Nasdaq National Market under the symbol PSFT. In December 1997, the Company effected a two-for-one split of its common stock. All share and per share data applicable to prior periods have been restated to reflect the split. The following table lists the high and low sales for the last two years:

                                                  HIGH                 LOW
                                                  ----                 ---
        Fourth quarter of 1997                   $39.50              $27.19

        Third quarter of 1997                    $33.19              $26.00
        Second quarter of 1997                   $28.44              $15.31
        First quarter of 1997                    $28.38              $18.88

        Fourth quarter of 1996                   $26.13              $20.13
        Third quarter of 1996                    $21.19              $14.09
        Second quarter of 1996                   $18.25              $11.94
        First quarter of 1996                    $14.81              $ 8.69


      The trading price of the Company's common stock is subject to wide fluctuations in response to quarterly variations in contracting activity and operating results, announcements of technological innovations or new software products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly effected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

      As of March 20, 1998, the approximate number of common stockholders of record was 2,430, representing approximately 86,000 shareholder accounts.

      The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's facility lease prohibits the payment of cash dividends without the other's consent.

      Certain provisions of the Company's Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, the Company has 2,000,000 shares of authorized Preferred Stock. The Company may issue shares of such Preferred Stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. In addition, the staggered terms of the Company's Board of Directors could have the effect of delaying or deferring a change in control of the Company.

      Under a stockholder rights plan adopted in 1995, each share of the Company's common stock carries the right ("Right"), under certain circumstances, to purchase equity securities of the Company or an acquirer. Ten days after a tender offer or acquisition of 20% or more of the Company's common stock, each Right may be exercised for $190 ("Exercise Price") to purchase one one-thousandth of one share of the Company's Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition after such rights are triggered, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise Price. Each Right expires in February 2005, and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively.

      Based on the number of shares of common stock outstanding at March 20, 1998, officers and directors of the Company and persons who may be deemed to be affiliates, as a group, beneficially owned approximately 33% of PeopleSoft's outstanding common stock. As a result, officers and directors and their affiliates may have influence over the election of the Board of Directors and any matters requiring approval by the stockholders of the Company. In addition, the Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings resulting from their service to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                        Years Ended December 31, (b)
                                        --------------------------------------------------------
                                        1993 (a)    1994 (a)    1995 (a)      1996        1997
                                        --------    --------    --------    --------    --------
                                                (in thousands except per share amounts)

STATEMENTS OF INCOME DATA:

Revenues:
       License fees                     $ 37,656    $ 68,580    $137,808    $252,799    $433,195
       Services                           20,565      44,503      94,331     197,253     382,456
                                        --------    --------    --------    --------    --------
            Total revenues                58,221     113,083     232,139     450,052     815,651
Costs and expenses:
       Cost of license fees                3,123       6,817       8,503      12,357      21,635
       Cost of services                   12,270      26,740      56,789     118,906     229,178
       Sales and marketing                17,909      35,844      70,052     135,757     225,498
       Product development                 8,688      15,318      38,625      70,653     129,553
       General and administrative          4,317       8,167      16,182      27,162      43,611
       In-process research and
        development and merger
        related costs                       --          --          --        29,393        --
                                        --------    --------    --------    --------    --------
            Total costs and expenses      46,307      92,886     190,151     394,228     649,475
                                        --------    --------    --------    --------    --------
Operating income                          11,914      20,197      41,988      55,824     166,176
Other income, interest expense and         1,167       2,192       4,149       5,888       9,862
 other
                                        --------    --------    --------    --------    --------
Income  before income taxes               13,081      22,389      46,137      61,712     176,038
Provision for income taxes                 5,265       9,308      18,799      25,851      67,775
                                        --------    --------    --------    --------    --------
Net income                              $  7,816    $ 13,081    $ 27,338    $ 35,861    $108,263
                                        ========    ========    ========    ========    ========
Basic income per share                  $   0.04    $   0.07    $   0.13    $   0.17    $   0.49
                                        ========    ========    ========    ========    ========
Shares used in basic per
        share computation                183,553     194,156     203,689     211,248     219,302
                                        ========    ========    ========    ========    ========
Diluted income per share                $   0.04    $   0.06    $   0.12    $   0.15    $   0.44
                                        ========    ========    ========    ========    ========
Shares used in diluted per
        share computation                203,592     213,644     228,987     239,452     248,321
                                        ========    ========    ========    ========    ========
BALANCE SHEET DATA:
Working capital                         $ 61,784    $ 72,290    $ 89,437    $109,806    $245,014
Total assets                            $108,584    $173,987    $322,241    $540,080    $898,336
Long-term obligations                   $    989    $    958        --          --          --
Stockholders' equity                    $ 72,054    $ 94,580    $161,094    $253,248    $417,304


(a) Historical financial information has been restated to reflect the combination of PeopleSoft and Red Pepper, accounted for as a pooling-of-interests.

(b) Historical results of operations are not necessarily indicative of future results. Refer to the Results of Operations - Risk Factors under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of factors which may impact future results. Note:
Per share information for all periods presented reflects restatement for the two-for-one stock split in December 1997. No cash dividends have been declared or paid in any period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements include but are not limited to those identified with a footnote(1) symbol. The Company undertakes no obligation to update the information contained in this Item 7.


                              RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:


                                               Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percentage of
             Percentage of                                                                                   Dollar Increase
             Total Revenues                                                                                  Year Over Year
----------------------------------------                                                               --------------------------
   1995           1996           1997                                                                     96/95          97/96
----------     ----------     ----------                                                               ----------     ----------
                                                 Revenues:
        59%            56%            53%                License fees                                          83%            71%
        41             44             47                 Services                                             109             94
----------     ----------     ----------                                                               ----------     ----------
       100            100            100                        Total revenues                                 94             81
                                                 Costs and expenses:
         4              3              3                 Cost of license fees                                  45             75
        24             26             28                 Cost of services                                     109             93
        30             30             28                 Sales and marketing                                   94             66
        17             16             16                 Product development                                   83             83
         7              6              5                 General and administrative development                68             61

                                                         In-process research and development
                                                             development and non-recurring
      --                6           --                      acquisition costs                                 N/A            N/A
----------     ----------     ----------                                                               ----------     ----------
        82             87             80                        Total costs and expenses                      107             65
----------     ----------     ----------                                                               ----------     ----------
        18             13             20         Operating income                                              33            198
         2              1              1         Other income, interest expense and other                      42             67
----------     ----------     ----------                                                               ----------     ----------
        20             14             21                        Income before income taxes                     34            185
         8              6              8         Provision for income taxes                                    38            162
----------     ----------     ----------         Net income                                            ----------     ----------
        12%             8%            13%                                                                      31%           202%
==========     ==========     ==========                                                               ==========     ==========


REVENUES

      The Company recognizes revenue when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which meet the Company's revenue recognition policy, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The total dollar amount of customer license agreements executed ("contracting activity") for software license fees and services increased from $218.6 million in 1995, to $407.6 million in 1996, and to $706.4 in 1997.

Contracting activity with new customers which numbered 628 comprised approximately 68% of the total contracting activity executed for the year ended December 31, 1997, compared with 539 new customers and 75% for the year ended December 31, 1996, and 316 new customers and 70% for the year ended December 31, 1995. Average contract size, computed by dividing the number of new customers into total contracting activity, increased from approximately $0.7 million in 1995, to $0.8 million in 1996, and to $1.1 million in 1997 due primarily to the Company's expanded software product offerings.

      Revenues from licensing fees increased by 83% from $137.8 million in 1995 to $252.8 million in 1996 and increased by 71% to $433.2 million in 1997 . The increase in license fee revenues was attributable to continued increased market acceptance of, and expanded breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations. Major new product releases in 1997 included a multi-language version of PeopleSoft 6 released in July; including financials, HRMS, and supply chain solutions; PeopleSoft 7 in September offering a three tier processing architecture, Web client, Universal Applications for self service transactions on the World Wide Web, Application Designer, a new integrated development tool, two new applications for distribution and manufacturing, and expanded functionality for the Supply Chain Optimization software product; HRMS for U.S. Federal Government 7 in November; HRMS for Public Sector 7 in December; and Student Administration/Higher Education 7 in December.

      Revenues from services increased by 109% from $94.3 million in 1995 to $197.3 million in 1996 and increased by 94% to $382.5 million in 1997. The Company's customer license agreements provide for initial maintenance, training, and installation services for specified periods or amounts. Therefore increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 41%, 44%, and 47% for the years ended December 31, 1995, 1996, and 1997 respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant increase in consulting revenue as a result of expanded demand for PeopleSoft's direct assistance during enterprise implementation projects.

      Total revenues increased by 94% from $232.1 million in 1995 to $450.1 million in 1996 and increased by 81% to $815.7 million in 1997. During the years ended December 31, 1995, 1996, and 1997, the Company's international revenues were approximately 16%, 16% and 15% of total revenues, respectively. The dollar increase in international revenues resulted from expanded international operations and the introduction of Release 6 which incorporated additional global features and functionality . The Company expects international revenues to continue to grow in absolute dollars during 1998, and accordingly, continues to invest heavily in international infrastructure, global product functionality and translated versions of financial and other software products(1). In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected.

COSTS AND EXPENSES

      Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software costs. Cost of license fees increased from $8.5 million in 1995 to $12.4 million in 1996, and $21.6 million in 1997, representing 4%, 3% and 3% of total revenues and 6%, 5% and 5% of license fee revenues in those years, respectively. The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third party products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges


----------
(1) Forward-Looking Statement
associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

      Cost of services consists principally of account management field support, training, consulting and product support. These costs increased from $56.8 million in 1995, to $118.9 million in 1996, and $229.2 million in 1997, representing 24%, 26%, and 28% of total revenues and 60% of service revenues in those years, respectively. These increases are due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training, and account management staff. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years in response to customer demand. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of total revenues, in future periods.

      Sales and marketing expenses increased from $70.1 million in 1995, to $135.8 million in 1996, and $225.5 million in 1997, representing 30%, 30%, and 28% of total revenues. The increase in sales and marketing expenses is attributable to the Company's continued expansion of its direct sales force, increased commission expense associated with higher revenue, increased depreciation from related equipment and facility expenditures, continued investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product offerings. The Company continues to increase its direct sales and marketing expenditures to address certain international markets, establish an industry focused enterprise sales force structure and fund both cross industry and industry specific marketing and sales activities. Consequently, such expenses may increase as a percentage of total revenues in future periods.


      Software product development expenses increased from $38.6 million in 1995, to $70.7 million in 1996, and to $129.6 million in 1997, representing 17%, 16%, and 16% of total revenues, respectively. In addition, capitalization of internal software development costs were $2.4 million in 1995, $3.7 million in 1996, and $2.5 million in 1997. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support software product development initiatives in the following areas: (i) software releases described in the revenue section above; (ii) expansion and enhancement of the Company's core software product offerings in the areas of HRMS, Financial Management Systems, and Distribution/Materials Management Systems and Supply Chain Management software; (iii) the enhancement of the Company's platform development, certification, software product testing and overall release management capabilities; (iv) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; (v) the localization and translation of certain versions of the Company's software products for specific foreign markets; and (vi) the development of certain vertical market products and versions of its core products suitable to the unique needs of customers within certain industries. In particular, the Company's development expenditure increases during 1997 were driven by: (i) the acquisition in 1996 of PeopleSoft Manufacturing, Inc. and PeopleMan L.P. (collectively referred to as PMI) and the ongoing associated expansion of the Company's manufacturing application development activities;
(ii) the release in the second quarter of 1997 of a Japanese language based version of its HRMS and Financial software products; (iii) the release of Student Administration software products for the Higher Education marketplace in December 1997, and the associated merger in July of 1997 of Campus Solutions, the company primarily responsible for building the Student Administration product family; and (iv) expenditures associated with the Company's next major enterprise application release (PeopleSoft 7.5), expected to available in the first half of 1998(1) (see the Statement of Future Direction in Item 1 - Application Software Products). The Company intends to continue to invest significant resources in upcoming releases, and anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues.

      General and administrative expenses increased from $16.2 million in 1995 to $27.2 million in 1996, and to $43.6 million in 1997, representing 7%, 6%, and 5% of total revenues, respectively. The dollar increase in general and administrative expenses resulted primarily from increases in staffing and related infrastructure to support the Company's growth, and increases in administrative expenses associated with the operation of foreign subsidiaries.

--------------
(1) Forward-Looking Statement

      Other income, consisting primarily of interest, increased from $4.1 million in 1995 to $5.9 million in 1996, and $9.9 million in 1997 primarily due to a higher balance of cash, cash equivalents and investments.

PROVISION FOR INCOME TAXES

      The Company's income tax provision increased from $18.8 million in 1995 to $25.9 million in 1996 and to $67.8 million in 1997. The 1997 effective tax rate decreased to 38.5% as compared to 41.9% in 1996 and 40.8% in 1995. The 1997 effective tax rate is lower than the 1996 rate mainly due to: the extension of the federal research tax credit as well as recent favorable changes in California's research tax credit rules; a reduction in the Company's overall state income tax rate; and the absence of major one time nondeductible charges. As permitted by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has recorded $32.7 million in net deferred tax assets at December 31, 1997. The realization of these deferred tax assets is based on historical tax positions and expectations about future taxable income. The Company anticipates that its 1998 effective tax rate will not exceed 38.5%(1).


                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities provided cash of $230.1 million during 1997, compared to $130.9 million in 1996, and $67.0 million in 1995. Operating cash flows increased primarily due to increases in income before non-cash items, deferred revenue, accrued compensation and related expenses, the tax benefit of employee stock transactions, and income taxes payable, the sum of which were partially offset by increases in accounts receivable and other assets. Net accounts receivable increased from $100.2 million to $163.7 million and to $299.2 million as of December 31, 1995, 1996 and 1997, respectively, and deferred revenues increased from $98.1 million to $183.3 million and to $327.7 million over the same period. The increase in net accounts receivable resulted from the growth in customer licensing activity partially offset by increased cash collections. Deferred revenue has increased as a result of the growth in customer contracting activity and the associated deferrals of license fees and revenues related to services to be provided to new licensees. In addition, the Company's expanded installed base has resulted in increased deferred revenues related to ongoing maintenance and other services.

      The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in quarter-end deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, accounts receivable days outstanding was 83 days as of December 31, 1996 as compared to 88 days as of December 31, 1997. The increase in DSO over the prior year is within the range of historical variation attributable to the timing of cash collections, variations in the terms of individual license agreements, and business linearity within the quarters. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through standard acceptance) or dates that generally span four to nine months, and contracting activity is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

      The exercise of common stock options and issuance of stock under employee stock purchase plans have represented a significant source of cash, contributing $5.1 million, $15.1 million, and $33.3 million in the years ending December 31, 1995, 1996, and 1997, respectively. In addition, the Company believes granting stock options is essential in attracting and retaining key employees who are critical to the Company's success. In 1995, 1996 and 1997, the Company granted options aggregating 6.1%, 5.4% and 5.0%, respectively, of the common stock issued and outstanding at the beginning of each year. The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. There can be no assurance that employee stock activity will continue to generate substantial funds in the future.

---------------
(1) Forward-Looking Statement

      In November 1995, the Company received $21.8 million through the private placement of warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock. These warrants carry the right to purchase the Company's common stock at prices ranging from $13.75 to $19.375 per share of common stock. Upon notice of exercise by the holders of the warrants, the Company, at its option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds, issuing a net amount of shares with no cash proceeds, or purchasing the warrants for an amount equal to the difference between the then fair market value of the common stock and the warrant exercise price. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. While the Company has not determined how the warrants will be satisfied in the future, they represent a significant source of potential liquidity and may provide the Company with cash up to $48 million in 1998 and $58 million in 1999(1).

      During the years ended December 31, 1996 and 1997, the Company's principal use of cash for investing activities included investments and the purchase of property and equipment comprised of purchases of computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements.

      As of December 31, 1997, the Company had $245.0 million in working capital, including $267.9 million in cash and cash equivalents and $124.6 million in short-term investments, consisting primarily of high quality municipal bonds and tax-advantaged money market funds. The Company believes that existing cash and short term investment balances, proceeds from sale of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements at least through 1998
(1).


                           FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE

      PeopleSoft's revenue originating outside the United States was 15% of total revenues in 1997. International revenues from each geographic region was less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

      The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

      The Company's exposure to foreign exchange rate fluctuations arise in part from intercompany accounts in which cost of software, including certain development costs, incurred in the United States is charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

      The effect of foreign exchange rate fluctuations on the Company in 1997 was not material. However, subsequent to 1997, due to foreign exchange exposure to these fluctuations increasing as sales and intercompany balances grow, the Company initiated a hedging program designed to mitigate the potential for future adverse impact due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have three months or less to maturity. Gains and losses on these hedges will be recorded in Other income. Management of

----------------
(1) Forward-Looking Statement
the foreign exchange hedging program is done in accordance with a corporate policy approved by the Company's Board of Directors.

INTEREST RATES

      The Company invests its cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in US Dollars. Cash balances in foreign currencies overseas are operating balances are and only invested in short term time deposits of the local operating bank.

      Interest income on the Company's investments is carried in Other Income. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalent, short term, and long term investments are treated as available-for-sale" under SFAS 115.

      Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

      The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At year end 1997, the average maturity of the Company's investment securities was roughly four months. No investment securities had maturities exceeding two years. The following table presents certain information about the Company's financial instruments held by the Company at December 31, 1997 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities, therefore the average interest rates below are most comparable to tax-exempt interest rates. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at December 31, 1997:


                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                                                                 Fair Value
(dollars in millions)                     1998          1999        Total         12/31/97
--------------------------------------------------------------------------------------------------
Available-for-sale securities            $253.3        $26.8        $280.1         $280.3
Weighted average interest rate              4.0%         4.0%


      The Company is not an issuer of any corporate debt nor does it have any bank borrowings outstanding.


                     FACTORS THAT MAY EFFECT FUTURE RESULTS

      The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote(1) symbol. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1995, 1996, and 1997 contained elsewhere in this Form 10-K.

      Fluctuations in Quarterly Operating Results. The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies.

      Contracting activity is difficult to forecast for a variety of reasons including: (i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software product solutions for the customer's overall enterprise, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process; (iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, company management, budgetary constraints or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even subsequent to actual vendor selection; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; (vii) as the Year 2000 approaches, many potential customers are evaluating their legacy systems and must decide whether to repair or replace existing applications which have Year 2000 operability issues. While the Company believes that such evaluations are favorably impacting demand for its applications, such demand is subject to change as the Year 2000 draws closer since lead times required to complete systems implementations preclude system replacement as a timely solution to the Year 2000 issue. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the issue on quarter to quarter revenue achievement is limited; (viii) changes in the Company's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns; and (ix) changes in economic, political and market conditions can adversely impact business opportunities without any notice.

      The correlation between license fee revenues recognized and contracting activity can vary significantly because of factors which may cause revenue to be initially deferred including: (i) the license agreement may be entirely related to then currently undeliverable software products; (ii) enterprise transactions which include software products that are then currently deliverable, as well as software products that are still under development. To the extent the Company enters into a license agreement for the provision of both software product categories, the Company must have established separate values for all elements under the license agreement, and the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions consistent with generally accepted accounting principals to permit any revenue recognition under the license agreement; (iii) the customer may demand services that include significant modifications, customizations or complex interfaces;
(iv) the license agreement may include non-standard acceptance criteria which may preclude revenue recognition; (v) the license agreement may include fees with extended payment terms or fees that are dependent upon acceptance of services or other contingencies; and (vi) all of the above factors, as well as other specific requirements under recently published generally accepted accounting standards for software revenue recognition create circumstances under which the Company must have very precise contractual agreements in order to recognize revenue upon initial software product delivery. Although the Company has a standard license agreement which meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions which permit recognition of revenue at the time of delivery or even under a percentage-of-completion method under contract accounting rules.

      Services revenues may vary from quarter to quarter due to variances in prior quarter contracting activity which impacts consulting services revenue on a lag. The Company's ability to increase services revenue is dependent on its ability to grow licensing activity which provides opportunities for consulting, training, and subsequent maintenance revenues. Additionally the Company may not be able to recruit, hire, and train sufficient numbers of qualified consultants to perform such services.

      Due to the foregoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's common stock would likely be materially adversely affected.

      Possible Adverse Impact of Recent Accounting Pronouncement. Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based upon its reading and interpretation of SOP 97-2 the Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and earnings.

      Such implementation guidance may necessitate substantial changes in the Company's business practices in order for the Company to continue to recognize a substantial portion of its license fee revenue upon delivery of its software products. Such changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect operations. In addition, the Company may be put at a competitive disadvantage relative to foreign based competitors not subject to U.S. generally accepted accounting principles.

      Operating Leverage. Consistent with many companies in the software industry, the Company's business model is characterized by a very high degree of operating leverage. Employee and facility related expenditures comprise a significant portion of the Company's operating costs and expenses, and over the short term are relatively fixed. In addition, the Company's expense levels and hiring plans are based, in significant part, on the Company's projections of future revenue levels. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future.

      Future Operating Results Uncertain. Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a materially adverse effect on the Company's business, operating results or financial condition. Although the Company's 1998 operating budget is based on projections of a material increase in total revenues over the corresponding actual results for 1997, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

      The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, affected by such trends in the future. The Company's seasonal patterns of revenue achievement, which are typically characterized by relatively weaker first and second quarters and relatively stronger third and fourth quarters, can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies.

      International Operations. The Company has utilized, and will continue to utilize substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including many of those in which the Company operates, are higher than in the United States. In order to increase international sales in 1998 and subsequent periods, the Company must continue to globalize its software product lines, expand existing and establish additional foreign operations, hire additional personnel, identify suitable locations for sales, marketing, customer service and development, and recruit international distributors and resellers in selected territories. In the event international expansion and/or product globalization are not successful, it is likely to have a negative impact on the Company's operating results.

      The Company's sales through its foreign operations are generally denominated in each respective subsidiary's functional currency. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuations in the foreign currency transaction and translation gains and losses in future periods. The Company expects to have an increased amount of non-U.S. dollar denominated license agreements and implemented a hedging program designed to mitigate the potential impact of exchange rate fluctuations in January 1998. In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. These hedges will only be undertaken should the Company deem them necessary to protect the U.S. Dollar value of the underlying exposure. The Company foresees that hedges of such anticipated transactions and translation exposures will be done in the future using forward and option contracts(1), however in the event the Company is unable to hedge potential significant exposures due to lack of certainty or ability to reasonably estimate the foreign exchange exposure, there could be a material adverse impact to the Company's operating results.

      Competition. The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, manufacturing application software vendors, enterprise resource optimization application software vendors, financial management systems and HRMS application software vendors and software tools vendors. Although the Company believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technological factors, such as web enablement, enterprise software product breadth and individual product features, service reputation, product flexibility, ease of implementation, international software product version availability and support, and price.

      In the enterprise application software market, PeopleSoft faces significant competition from SAP AG, Oracle Corporation and Baan Company N. V. and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of software product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS (relational database management system) is a supported platform underlying a significant share of PeopleSoft's installed applications.

      In the manufacturing software application markets, in which PeopleSoft recently began competing, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as QAD, Ross Systems and J.D. Edwards and a large number of niche competitors already in the manufacturing market.

      In the emerging enterprise resource optimization software solutions market, in which the Company now competes since its acquisition of Red Pepper Software during the fourth quarter of 1996, PeopleSoft faces several current and potential competitors including: (i) companies such as i2 Technologies, Manugistics and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP (material requirements planning) solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo

------------------

(1) Forward Looking-Statement

Manufacturing Software, MAPICS, Inc. (formerly Marcam Corporation), Marcam Solutions, Inc. and Cap Logistics; (iii) other business application software vendors that may broaden their product offerings by internally developing (such as SAP's recently announced initiatives in this area), or by acquiring (such as Baan's recent acquisitions of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

      PeopleSoft also faces competition from providers of HRMS software products including Cyborg, Lawson, Integral Systems, Inc., InPower and Ceridian, and from providers of financial management systems software products including Hyperion, Computron Software, Inc., Lawson Associates and other smaller companies. In addition, ADP, Inc. and Shared Medical Systems, Inc. ("SMS") have the right to sublicense selected PeopleSoft software products in competition with PeopleSoft's marketing efforts in selected markets.

      In addition, as the Year 2000 approaches, enterprises may consider outsourcing options including data center outsourcing and service bureaus as viable alternatives to purchasing the Company's software products which may result in increased competition from outsource services including Computer Science Corporation (CSC), Electronic Data Systems Corporation (EDS), IBM, ADP, Ceridian, and other smaller companies.

      Intense competition could potentially lead to increased price competition in the market, forcing the Company to reduce prices which may result in reduced gross margins and loss of market share by the Company which therefore, could materially adversely affect the Company's business, operating results and financial condition. In recent quarters the Company has observed increasingly aggressive pricing practices on the part of its competitors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

      Certain Risks Associated With Acquisitions. As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets, adverse impact on the Company's annual effective tax rate, dilution of existing equity holders, difficulty in maintaining controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

      Reliance on Proprietary Software Development Tools. The Company's software products include a suite of proprietary software development tools known as "PeopleTools," which are fundamental to the effective use of the Company's software products. While no industry standard exists for software development tools, several companies are focused specifically on providing software development tools and are attempting to establish their software development tools as accepted industry standards. In the event that a software product other than the Company's PeopleTools software product becomes the clearly established and widely accepted industry standard, the Company may need to abandon or modify PeopleTools in favor of such an established standard, may be forced to redesign its software products to operate with such third party's software development tools, or may be faced with the potential sales obstacle of marketing a proprietary software product against other vendors' software products incorporating a standardized software development toolset or components. Accordingly, in any of these cases, the Company's results of operations could be materially adversely affected.

      Reliance on Third Parties for Sales and Marketing. A key aspect of the sales and marketing strategy for the Company is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be materially adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommendation alternative for integrators who both provide selection advice and generate consulting fees from customers by providing implementation services. If PeopleSoft's relationship with its partners were to deteriorate, the Company's business and operating results could be materially adversely impacted

      Complexity of Software Products and Product Development. The market for the Company's software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to continue to enhance and expand its core applications, to continue to provide enterprise solutions, to enter new markets and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If the Company is unable to enhance existing products or develop and introduce new products in a timely manner, the Company's business and results of operations could be materially adversely affected.

      PeopleSoft's software products can be licensed for use with a variety of popular industry standard RDBMSs. There may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and on which PeopleSoft may desire to offer its applications. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace.

      Beginning with Release 6, the Company integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, additional Tuxedo features will be integrated to allow applications to run on a distributed basis using a multi-tiered client/server architecture(1). Cognos' Powerplay product and Arbor's Essbase product will be bundled to incorporate desktop on-line analytical processing ("OLAP") capabilities(1). Such enhancements may be critical to the competitiveness of the Company's software products in the future. Integration of these and other products is complex and no assurance can be made that these efforts will be successful or result in significant software product enhancements (see Statement of Future Direction in Item 1 - Application Software Products).

      Software programs as complex as those offered by the Company are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new releases are thereafter released. Despite testing by the Company and by third-parties, errors or system performance issues may arise with the possible result of


----------
(1)   Forward-Looking Statement
reduced acceptance of the Company's software products in the marketplace. Due to the increasing number of possible combinations of vendor hardware platforms, operating systems and updated versions, PeopleSoft application software products and updated versions, and RDBMS platforms and updated versions, the effort and expense of developing, testing and maintaining these software product lines in an increasing number of combinations will increase, and the ability to develop consistent software product performance characteristics across all of these combinations could place a significant strain on the Company's development resources and software product release schedules.

      Reliance on Client Platforms. At the present time, the Company supports client platforms utilizing browsers certified to run our Java based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of PeopleSoft's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be materially adversely affected. The use of a Web browser (running on either a PC or network computer) to access client/server systems is emerging as an alternative client to the traditional desktop access through Microsoft Windows based personal computers. Such client access via the Internet will be subject to numerous risks inherent in utilizing the Internet including security, availability and reliability. There may be future or existing client platforms which achieve popularity within the business application marketplace and on which PeopleSoft may desire to offer its applications. Such future or existing client platforms may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the Company's successful support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

      Reliance on Joint Business Arrangements. The Company has, and may in the future, enter into various development or joint business arrangements for the purpose of developing new software products or extensions to existing software products. Under these development arrangements, the Company is generally the exclusive remarketer of the developed software products and pays a royalty to the funding entities based on license fees received from end user licenses of these software products. Under joint business arrangements, the Company may distribute or jointly sell with its business partner an integrated software product offering. While the intent of such arrangements is to develop business applications which are integrated with the Company's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should such arrangements require additional investments from third parties or business partners to complete development or enhance the software product, there can be no assurance that investments will be available on terms mutually acceptable to the Company and the business partner, or the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such an acquisition might be accounted for using the purchase method which is likely to result in either or both of the following accounting treatments: (i) a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or (ii) the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations. Should either of these scenarios occur, the results of operations of one or more future periods could be materially adversely impacted. For example, in connection with its acquisition of PMI in 1996, the Company incurred a one-time charge to earnings of $22.5 million for in-process research and development.

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

      Intellectual Property and Proprietary Rights. The Company regards certain aspects of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company received its first patent in June 1995 and its second patent in August 1995. In July 1995, the Company received title to a third patent as part of a teaming and development agreement. The Company also has four additional patent applications pending. There can be no assurance that any issued patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent software product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

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

      Product Liability. The Company's license agreements with its customers contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state, local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates the risk of a claim being pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of such software products may increase PeopleSoft's exposure to product liability claims against the Company.

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

      Key Personnel. PeopleSoft believes that its continued success will depend in large part upon its ability to attract, train and retain highly-skilled technical, managerial and marketing personnel. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications within various desired geographic locations, or with certain industry specific domain expertise. Growth in contracting activity could be impacted by the Company's ability to attract, train, retain and manage productive sales and sales support personnel.

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

      It is widely held that the technology industry is at or beyond a condition of full employment. There can be no assurance that the Company will be successful in attracting, training and retaining the personnel it requires to develop, market, sell and support new or existing software or to continue to grow. In addition, the Company's success in penetrating key vertical markets is dependent upon its ability to attract, train and retain personnel with industry specific domain expertise.

      Year 2000 Compliance. The Company's internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of America (ITAA) as Year 2000 compliant, therefore the Company does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. PeopleSoft is not aware of any material operational issues or costs associated with preparing internal systems for the Year 2000. However, the Company utilizes other third party vendor network equipment, telecommunication products, and other third party software products which may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

      Expansion of Facilities. Commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a consequence, the Company expects to experience increasing difficulty in obtaining additional space within which to expand its operations. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely affect the Company's operations and financial results.

      Volatility of Stock Price. As is frequently the case with stock of high technology companies, the market price of PeopleSoft's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new software products by PeopleSoft or its competitors, and macroeconomic conditions in the computer hardware and software industries generally, may have a significant impact on the market price of the stock of PeopleSoft. If revenue or earnings in any quarter fail to meet the expectations (published or otherwise) of the investment community, there could be an immediate impact on PeopleSoft's stock price. In addition, as described in the Possible Adverse Effects of Recent Securities Issuances section below, the Company has issued shares, stock options and warrants which, if sold directly or exercised and sold on the open market in large concentrations, could cause the Company's stock price to decline in the short term. The Company makes no assurance as to when and if such a short term stock price decline may recover. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These broad market fluctuations may materially adversely affect the market price of the stock of PeopleSoft.

      Possible Adverse Effects of Recent Securities Issuances. The Company has outstanding warrants to purchase 6,400,000 shares of its common stock which have exercise prices below the current market price of the common stock. The exercise of these warrants and resale of the underlying shares could adversely affect the market price of the Company's common stock. At December 31, 1997 the Company had 13,121,129 outstanding exercisable options to purchase common stock issued pursuant to employee stock plans which have exercise prices below the current market price of the common stock. The exercise of such stock options and sale of a significant number of the underlying shares could adversely affect the market price of the Company's common stock.

      Investments and Liquidity. The Company's short term and long term investments consist primarily of high quality municipal bonds, U.S. government securities, corporate debt securities and tax-advantaged money market funds. Despite favorable credit ratings on these investments there can be no assurance the issuing agencies will not default on their obligations which may result in losses of principal and accrued interest by PeopleSoft. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash, and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products or technologies and capital expenditures may require additional sources of financing. There can be no assurance that the Company would be able to obtain additional sources of financing or additional financing at terms favorable to the Company.

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Personnel." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors-Nominees." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."


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

      (a)   The following documents are filed as part of this Report:

            1. Consolidated Financial Statements. The following consolidated financial statements of PeopleSoft, Inc. are filed as part of this report:

                                                                                                    Page
                                                                                                    ----
                  Report of Independent Auditors                                                     F-1

                  Covered by Report of Independent Auditors:

                  Consolidated Balance Sheets at December 31, 1996 and 1997                          F-2

                  Consolidated Statements of Income for the years ended December 31, 1995,
                      1996 and 1997                                                                  F-3
                  Consolidated Statements of Stockholders' Equity for the years ended
                      December 31, 1995, 1996 and 1997                                               F-4
                  Consolidated Statements of Cash Flows for the years ended December 31,
                      1995, 1996 and 1997                                                            F-5
                  Notes to Consolidated Financial Statements                                         F-6

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

            2.    Consolidated Financial Statements Schedules. None.

            3.    Exhibits.

                  2.1(7)            Agreement and Plan of Reorganization between
                                    PeopleSoft, Inc. and Red Pepper Company
                                    dated as of September 4, 1996.

                  3.1(11)           Restated Certificate of Incorporation of
                                    Registrant filed with the Secretary of State of the State of Delaware on May 25, 1996.

                  3.2(11)           Certificate of Amendment to Certificate of Incorporation of
                                    Registrant,  as filed with the Secretary of State of the State of Delaware on June 17, 1996.

                  3.3               Certificate of Amendment to Certificate of Incorporation of
                                    Registrant, as filed with the Secretary of State of the State of Delaware on July 3, 1997.

                  3.4               Certificate of Designation as filed with the Secretary of
                                    State of the State of Delaware on March  24, 1998.

                  3.5               Bylaws of Registrant, as amended to date.

                  4.1(9)            Stockholder Rights Plan and Preferred Shares
                                    Rights Agreement dated February 15, 1995.

                  4.2(12)           First Amended and Restated Preferred Shares Rights Agreement
                                    dated December 16, 1997.

                  10.1(11,5)        Amended and Restated 1989 Stock Plan and
                                    forms of option agreements thereunder.

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

                  10.26(8) Amended Software Development Agreement dated December 22, 1995 between the Registrant and Solutions for Education Administrators, Inc.

                  10.27(8) Exclusive Marketing and Distribution Agreement dated December 22, 1995 between the Registrant and SIS Development LLC ("SIS").

                  10.28(13)         Amendment No. 1 dated September 19, 1994,
                                    Amendment No. 2 dated May 15, 1995 and
                                    Amendment No. 3 dated June 19, 1995 to the
                                    Lease dated March 10, 1994 between the
                                    Registrant and Rosewood Associates.

                  10.29(8) Systems Integrator Agreement dated August 25, 1995 between the Registrant and Shared Medical Systems Corporation.

                  10.32(13)         Lease dated December 4, 1996 between the
                                    Registrant and Lease Plan North America,
                                    Inc.

                  10.33(13)         Purchase Agreement dated October
                                    22, 1996 between the Registrant and Norwest
                                    Equity Partners IV, L.P.

                  10.34(10)         Red Pepper Software Company 1993 Stock
                                    Option Plan, and forms of stock option
                                    agreement thereunder.

                  21.1              Subsidiaries.

                  23.1              Consent of Ernst and Young LLP, Independent
                                    Auditors.

                  24.1              Power of Attorney (see page 44).

                  27.1              Financial Data Schedule
----------

1 Incorporated by reference to the exhibit having the same number filed with the Registrant's Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and the Registrant's Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which Registration Statement became effective May 24, 1993.

2     Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3     Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on December 15,1995.

4     Exhibits 10.22, 10.23, and 10.24 are incorporated by reference to Exhibits
10.1, 10.2, and 10.3, respectively, filed with the Company's Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995.

5     This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

6     Confidential treatment previously granted.

7     Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-4 filed with the Securities and Exchange Commission on October 4, 1996.

8     Incorporated by reference to the exhibit having the same filed numbers with the Company's Annual Report on Form 10K for the year ended December 31, 1995.

9     Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-A filed with the Securities and Exchange Commission on February 15, 1995.

10    Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-8 filed with the Securities and Exchange Commission on October 24, 1996.

11    Incorporated by reference to the exhibit filed with the Company's Form
S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996.

12    Incorporated by reference to Exhibit 1 filed with the Company's Form 8-A/A filed with the Securities and Exchange Commission on March 25, 1998.

13    Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10K for the year ended December 31, 1996.

      (b)   Reports on Form 8-K. None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLESOFT, INC.


                                       By: /s/ Ronald E .F. Codd
                                           -------------------------------------
                                           Ronald E. F. Codd, Senior
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer
Dated:  March 27, 1998

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

Signature                                Title                                              Date

/s/ David A. Duffield                    President, Chief Executive Officer                 March 27, 1998
------------------------------------     and Director (Principal Executive Officer)
David A. Duffield

/s/ Ronald E. F. Codd                    Senior Vice President of Finance and               March 27, 1998
------------------------------------     Administration and Chief Financial
Ronald E. F. Codd                        Officer (Principal Financial Officer)

/s/ Alfred J. Castino                    Vice President of Finance and Corporate            March 27, 1998
------------------------------------     Controller (Principal Accounting Officer)
Alfred J. Castino

/s/ Dr. Edgar F. Codd                    Director                                           March 27, 1998
------------------------------------
Dr. Edgar F. Codd

/a/ Albert W. Duffield                   Director                                           March 27, 1998
------------------------------------
Albert W. Duffield

/s/ A. George Battle                     Director                                           March 27, 1998
------------------------------------
A. George Battle

/s/ George J. Still, Jr.                 Director                                           March 27, 1998
------------------------------------
George J. Still, Jr.

/s/ Cyril J. Yansouni                    Director                                           March 27, 1998
------------------------------------
Cyril J. Yansouni

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PeopleSoft, Inc.

      We have audited the accompanying consolidated balance sheets of PeopleSoft, Inc. at December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PeopleSoft, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Walnut Creek, California
January 28, 1998

                                PEOPLESOFT, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                       December 31,
                                                                             -------------------------------
                                                                                1996                  1997
                                                                             ---------             ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                $ 169,875             $ 267,897
    Short-term investments                                                      27,138               124,565
    Accounts receivable, less allowance for doubtful
       accounts of $7,423 in 1996 and $19,493  in 1997                         163,676               299,243
    Deferred income taxes                                                       28,246                25,320
    Other current assets                                                         7,703                 9,021
                                                                             ---------             ---------
          Total current assets                                                 396,638               726,046
Property and equipment, at cost:
    Computer equipment                                                          74,706               107,503
    Furniture and fixtures                                                      22,233                35,106
    Leasehold improvements                                                      18,485                27,261
    Building                                                                    17,368                18,310
    Land                                                                         7,487                 7,487
                                                                             ---------             ---------
                                                                               140,279               195,667
    Less accumulated depreciation and amortization                             (43,581)              (78,492)
                                                                             ---------             ---------
                                                                                96,698               117,175
Investments                                                                     18,270                26,783
Deferred income taxes                                                           13,302                 7,371
Capitalized software, less accumulated amortization                             11,173                 9,706
Other assets                                                                     3,999                11,255
                                                                             ---------             ---------
                                                                             $ 540,080             $ 898,336
                                                                             =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  19,630             $  19,882
    Accrued liabilities                                                         27,498                43,626
    Accrued compensation and related expenses                                   37,681                67,486
    Income taxes payable                                                        18,771                22,370
    Deferred revenue                                                           183,252               327,668
                                                                             ---------             ---------
           Total current liabilities                                           286,832               481,032
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares authorized;
       none issued and outstanding                                                --                    --
    Common stock, $.01 par value, 320,000,000 shares authorized;
       shares issued and outstanding:  1996 - 215,279,000 and
       1997 - 223,729,000                                                        2,153                 2,237
    Additional paid-in capital                                                 161,614               219,005
    Accumulated foreign currency translation adjustment                            (89)               (1,292)
    Retained earnings                                                           89,570               197,354
                                                                             ---------             ---------
           Total stockholders' equity                                          253,248               417,304
                                                                             =========             =========
                                                                             $ 540,080             $ 898,336
                                                                             =========             =========


                             See accompanying notes.

                                PEOPLESOFT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       Years Ended December 31,
                                                                         ----------------------------------------------------
                                                                             1995                1996                1997
                                                                         ------------        ------------        ------------
Revenues:
    License fees                                                         $    137,808        $    252,799        $    433,195
    Services                                                                   94,331             197,253             382,456
                                                                         ------------        ------------        ------------
Total revenues                                                                232,139             450,052             815,651
Costs and expenses:
    Cost of license fees                                                        8,503              12,357              21,635
    Cost of services                                                           56,789             118,906             229,178
    Sales and marketing                                                        70,052             135,757             225,498
    Product development                                                        38,625              70,653             129,553
    General and administrative                                                 16,182              27,162              43,611
    In-process research and development and acquisition costs                    --                29,393                --
                                                                         ------------        ------------        ------------
Total costs and expenses                                                      190,151             394,228             649,475
                                                                         ------------        ------------        ------------
Operating income                                                               41,988              55,824             166,176
Other income, interest expense and other                                        4,149               5,888               9,862
                                                                         ------------        ------------        ------------
Income before income taxes                                                     46,137              61,712             176,038
Provision for income taxes                                                     18,799              25,851              67,775
                                                                         ------------        ------------        ------------
Net income                                                               $     27,338        $     35,861        $    108,263
                                                                         ============        ============        ============

Basic income per share                                                   $       0.13        $       0.17        $       0.49
                                                                         ============        ============        ============
Shares used in basic per share computation                                    203,689             211,248             219,302
                                                                         ============        ============        ============

Diluted income per share                                                 $       0.12        $       0.15        $       0.44
                                                                         ============        ============        ============
Shares used in diluted per share computation                                  228,987             239,452             248,321
                                                                         ============        ============        ============


                             See accompanying notes.

                                PEOPLESOFT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                         Accumulated
                                                                                          Foreign
                                                 Common Stock           Additional        Currency                         Total
                                           ------------------------       Paid-in        Translation      Retained     Stockholders'
                                             Shares         Amount        Capital        Adjustment       Earnings         Equity
                                           ---------      ---------     ----------       -----------     ---------     -------------
Balances at December 31, 1994                198,433      $   1,985      $  66,356       $    (132)      $  26,371       $  94,580

    Exercise of common stock options
        and issuances under stock
        purchase plan                          5,640             56          5,043            --              --             5,099
    Proceeds from sale of Red Pepper
        common and preferred stock             2,910             29          5,054            --              --             5,083
    Issuance of warrants                        --             --           21,793            --              --            21,793
    Tax benefits from employee stock
        transactions                            --             --            7,333            --              --             7,333
    Translation adjustment                      --             --             --              (132)           --              (132)
    Net income for the year                     --             --             --              --            27,338          27,338
                                           ---------      ---------      ---------       ---------       ---------       ---------
Balances at December 31, 1995                206,983          2,070        105,579            (264)         53,709         161,094
    Exercise of common stock options
        and issuances under stock
        purchase plan                          7,580             76         15,015            --              --            15,091
    Acquisition of PMI                           716              7         22,039            --              --            22,046
    Tax benefits from employee stock
        transactions                            --             --           18,981            --              --            18,981
    Translation adjustment                      --             --             --               175            --               175
      Net income for the year                   --             --             --              --            35,861          35,861
                                           ---------      ---------      ---------       ---------       ---------       ---------
Balances at December 31, 1996                215,279          2,153        161,614             (89)         89,570         253,248
    Exercise of common stock options
        and issuances under stock
        purchase plan                          6,906             69         33,263            --              --            33,332
    Acquisitions                                 601              6             80            --              (479)           (393)
    Exercise of warrants                         943              9             (9)           --              --              --
    Tax benefits from employee stock
        transactions                            --             --           24,057            --              --            24,057
    Translation adjustment                      --             --             --            (1,203)           --            (1,203)
    Net income for the year                     --             --             --              --           108,263         108,263
                                           ---------      ---------      ---------       ---------       ---------       ---------
Balances at December 31, 1997                223,729      $   2,237      $ 219,005       $  (1,292)      $ 197,354       $ 417,304
                                           =========      =========      =========       =========       =========       =========


                             See accompanying notes.

                                PEOPLESOFT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         Years Ended December 31,
                                                                                  -----------------------------------------
                                                                                     1995            1996            1997
                                                                                  ---------       ---------       ---------
OPERATING ACTIVITIES
Net income                                                                        $  27,338       $  35,861       $ 108,263
Adjustments to reconcile net income to net cash provided (used) by operating activities, net of acquired companies:
        Depreciation and amortization                                                11,540          26,691          38,873
        Provision for doubtful accounts, net of write-offs and recoveries             2,860           2,597          12,070
        Provision for deferred income taxes                                          (7,790)        (25,428)         (6,932)
        In-process research and development and acquisition costs                      --            26,509             --
        Changes in operating assets and liabilities:
            Accounts receivable                                                     (51,908)        (65,840)       (147,637)
            Other current assets                                                     (2,896)         (1,093)         (1,318)
            Other noncurrent assets                                                    --            (7,245)         (7,256)
            Accounts payable and accrued liabilities                                 12,841          15,214          16,380
            Accrued compensation and related expenses                                16,494          12,545          29,805
            Deferred revenue                                                         45,772          85,129         144,416
            Income taxes payable                                                      5,454           6,992          19,388
            Tax benefits from employee stock transactions                             7,333          18,981          24,057
                                                                                  ---------       ---------       ---------
Net cash provided by operating activities                                            67,038         130,913         230,109

INVESTING ACTIVITIES
Purchase of available-for-sale investments                                          (69,571)        (29,157)       (177,584)
Sale of available-for-sale investments                                               58,596          21,434          71,644
Purchase of property and equipment                                                  (54,318)        (57,086)        (55,388)
Additions to capitalized software, net                                               (5,631)         (2,568)         (2,495)
Acquisitions                                                                           --               391            (393)
                                                                                  ---------       ---------       ---------
Net cash used in investing activities                                               (70,924)        (66,986)       (164,216)

FINANCING ACTIVITIES
Net proceeds from sale of common stock and exercise of common
    stock options                                                                     5,099          15,091          33,332
Proceeds from sale of Red Pepper common and preferred stock                           5,083            --              --
Net proceeds from the issuance of warrants                                           21,793            --              --
                                                                                  ---------       ---------       ---------
Net cash provided by financing activities                                            31,975          15,091          33,332
Effect of foreign exchange rate changes on cash                                        (132)            175          (1,203)
                                                                                  ---------       ---------       ---------
Net increase in cash and cash equivalents                                            27,957          79,193          98,022
Cash and cash equivalents at beginning of period                                     62,725          90,682         169,875
                                                                                  =========       =========       =========
Cash and cash equivalents at end of period                                        $  90,682       $ 169,875       $ 267,897
                                                                                  =========       =========       =========


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

CASH AND CASH EQUIVALENTS, SHORT TERM INVESTMENTS AND LONG TERM INVESTMENTS

      Cash equivalents are highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase and are stated at amounts which approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. All other cash is held in bank demand deposits.

      The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At
December 31, 1996 and 1997 the Company has classified all of its debt securities as available-for-sale, the components of which follow (in thousands):


                                                  1996          1997
                                              ----------    ----------
State and local municipalities                $   79,898    $  233,374
U.S. Government                                    2,500         6,771
Corporate                                         25,605        39,940
                                              ----------    ----------
                                              $  108,003    $  280,085
                                              ==========    ==========

Cash equivalents                              $   62,595    $  128,737
Investments due in one year or less               27,138       124,565
Investments due in one year to 18 months          18,270        26,783
                                              ----------    ----------
                                              $  108,003    $  280,085
                                              ==========    ==========

      Unrealized gains and losses at December 31, 1996 and 1997 and realized gains and losses for the years then ended were not material. The cost of securities sold is based on the specific identification method.

ACCOUNTS RECEIVABLE

      Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. The Company does not require collateral for its receivables. Reserves are maintained for potential losses. For the years ended December 31, 1995, 1996, and 1997 actual write-offs were not significant. Future actual write-offs may differ from the Company's estimates and could have a material impact on the Company's future results of operations. The principal components of accounts receivable were as follows at December 31, (in thousands):

                                        1996            1997
                                     ---------       ---------
Billed receivables                   $  94,343       $ 200,081
Unbilled receivables                    76,756         118,655
                                     ---------       ---------
                                       171,099         318,736
Allowance for doubtful accounts         (7,423)        (19,493)
                                     ---------       ---------
                                     $ 163,676       $ 299,243
                                     =========       =========

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization are computed using the straight-line method over estimated useful lives of two to three years for computer equipment, five years for telephones and office equipment, seven years for furniture and fixtures, and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset. Intangible assets are amortized over a three to five year life.

CAPITALIZED SOFTWARE

      The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years. In addition, the Company capitalizes certain internally incurred costs, consisting of salaries, related payroll taxes and benefits, and an allocation of indirect costs related to developing computer software products. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product by product basis over the estimated life which is generally three years. All other research and development expenditures are charged to research and development expense in the period incurred.

      Capitalized software costs and accumulated amortization at December 31, 1995, 1996 and 1997 and related software amortization expense (included in cost of license fees) for the years then ended were as follows (in thousands):

                                            1995           1996           1997
                                        --------       --------       --------
Capitalized software:
      Internal development costs        $  7,016       $ 10,737       $ 13,232
      Purchased from third parties         5,137          6,832          6,832
                                        --------       --------       --------
                                          12,153         17,569         20,064
Accumulated amortization                  (4,811)        (6,396)       (10,358)
                                        --------       --------       --------
                                        $  7,342       $ 11,173       $  9,706
                                        ========       ========       ========
Amortization expense                    $  1,722       $  1,585       $  3,962
                                        ========       ========       ========

      During 1995, the Company acquired certain manufacturing software from Andersen Consulting for $4.0 million for use in its manufacturing software products. Upon the acquisition of PeopleSoft Manufacturing, Inc. ("PMI"), and the subsequent general availability of PMI's manufacturing software product line in December 1996, the Company determined that the manufacturing software acquired from Andersen was redundant and expensed the balance at December 31, 1996 (see Note 8). Also, as part of the acquisition of PMI, the Company allocated $6.5 million to developed software costs which is being amortized over five years.

DEFERRED REVENUE

      Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. The principal components of deferred revenue at December 31, 1996 and 1997 were as follows (in thousands):

                      1996          1997
                    --------      --------
License fees        $ 34,224      $ 71,168
Maintenance          104,257       184,171
Training              30,607        46,201
Other services        14,164        26,128
                    --------      --------
                    $183,252      $327,668
                    ========      ========

REVENUE RECOGNITION

      The Company licenses software under noncancellable license agreements and provides services including training, installation, consulting and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a noncancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable, and collection is considered probable. The Company allocates a portion of contractual license fees to post-contract support activities covered under the contract including first year maintenance, installation assistance and limited training services. Revenues from maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year. Revenues for training or consulting services are recognized as services are performed. Revenue and profits under contracts requiring significant customization are recognized using contract accounting.

INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

FOREIGN CURRENCY TRANSLATION

      The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in Other income, interest expense and other on the Consolidated Statements of Income. Through 1997, such gains and losses have not been significant.

      In January 1998, the Company initiated a foreign exchange hedging program designed to hedge foreign currency net receivables and payables of PeopleSoft's foreign subsidiaries. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. Gains and losses on these contracts will be recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

      In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. These hedges will only be undertaken should the Company deem them necessary to protect the U.S. Dollar value of the underlying exposure. The Company foresees that hedges of such anticipated transactions and translation exposures will be done in the future using forward and option contracts.

PER SHARE DATA

      Share amounts for all periods presented reflect restatement for the two-for-one stock split in December 1997. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), requiring public companies to exclude the dilutive effect of stock options in calculating basic earnings per share as of December 31, 1997. As a result, the Company changed the method used to compute earnings per share and restated earnings per share for all prior periods. Basic income per share as required under SFAS 128 is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The following table sets forth the computation of basic and diluted income per share for the years ended December 31, (in thousands except per share amounts):

                                                       1995          1996          1997
                                                     --------      --------      --------
Numerator:
     Net income                                      $ 27,338      $ 35,861      $108,263
                                                     ========      ========      ========
Denominator:
     Denominator for basic income per share -
          weighted average shares                     203,689       211,248       219,302
      Employee stock options                           25,298        27,386        25,967
      Warrants                                           --             818         3,052
                                                     --------      --------      --------

     Denominator for diluted income per share -
          adjusted weighted average shares and
          assumed conversions                         228,987       239,452       248,321
                                                     ========      ========      ========
Basic income per share                               $   0.13      $   0.17      $   0.49
                                                     ========      ========      ========
Diluted income per share                             $   0.12      $   0.15      $   0.44
                                                     ========      ========      ========


STOCK-BASED COMPENSATION

      In October 1995, the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and effective for the year ending December 31, 1996. As permitted by SFAS 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has made the pro forma disclosures required by SFAS 123 for each of the three years in the period ending December 31, 1997 in Note 3.

NEWLY ISSUED ACCOUNTING STANDARDS

      Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition. The
SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based upon its reading and interpretation of SOP 97-2 the Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's future revenue and earnings.

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130") was issued. Under SFAS 130 all items that meet the definition of comprehensive income will be reported in a financial statement for the period in which they are recognized. Comprehensive income will include changes in the balances of items that are reported directly in a separate component of Stockholders' equity on the Consolidated Balance Sheets. The Company will make the disclosures required by SFAS 130 in the first quarter of 1998.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS 131 is effective for fiscal years beginning after December 31, 1997, however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the year ending December 31, 1998, although the Company has not fully assessed the impact of SFAS 131 on its financial disclosures.

2.    COMMITMENTS AND CONTINGENCIES

      The Company leases office facilities under operating leases which generally require the Company to pay operating costs, including property taxes, insurance and maintenance. The Company also leases certain computer equipment under operating leases. Computer leases require the return of the equipment or payment of residual values. Such residual values, which approximate fair values, are not material to the consolidated financial statements.

      Future minimum operating lease payments for the years ending December 31, are due as follows (in thousands):

          1998                 $20,335
          1999                  16,631
          2000                  11,512
          2001                   8,823
          2002                   6,073
          Thereafter            10,757
                               -------
                               $74,131
                               =======

      Rent expense totaled approximately $6.9 million, $9.8 million and $19.6 million in 1995, 1996 and 1997, respectively.

      In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease, however, the accounting treatment will ultimately be determined upon inception of the lease term when the Company occupies the facility. The lease commitments related to this lease have been included in the amounts above. The lessor has committed to fund up to a maximum of $70.0 million for construction of the facility. Construction on the facility is anticipated to be completed in the third quarter of 1998 and payments under this lease will begin at that time. The interest rate charged on amounts funded is LIBOR plus 0.625% as measured on the date of each funding or rollover. At each funding or rollover date, the Company has its choice of term and LIBOR rate (1 month, 2 months, 3 months, 6 months, 9 months or 12 months) applicable to each tranche at the date the respective funding amount is requested and approved. The

Company has an option to renew the lease for a an additional three years, subject to certain conditions. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to a specified percentage of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. At December 31, 1997, the total amount funded by the lessor for construction of the facility was $38.5 million.

      Subsequent to 1997, the Company negotiated an amendment to this lease which extends the term of the lease until February 2003, with an option to renew for an additional three years. Additionally, the Company negotiated a fixed rate funding option under which the Company may elect that any or all of the amounts funded to date be charged a fixed interest rate. The Company has the option of setting the fixed rate expiration date for any date through the end of the lease term.

      Under certain software license agreements, the Company is required to maintain surety bonds and/or letters of credit benefiting third party customers which may be drawn against if the Company fails to perform its contractual obligations. At December 31, 1997, three such surety bonds with a cumulative total value of $9.3 million with maturity dates ranging from September 1998 to June 2000, and one letter of credit for $991,000 with an expiration date of April 1998 were outstanding.

      The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

3.    STOCKHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

      Under a stockholder rights plan established in 1995, every share of common stock carries the right (a "Right"), under certain circumstances, to purchase equity securities of the Company or an acquiring company. Ten days after a tender offer or acquisition of 20 percent or more of the Company's common stock, each Right may be exercised for $190 ("Exercise Price") to purchase one one-thousandth of one share of the Company's Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise Price. Each Right expires in February 2005, and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively.

COMMON STOCK

      In December 1997, the Company's common stock was split two for one. All share and per share amounts applicable to prior periods have been restated to reflect the split. The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. At December 31, 1997, 67,102,507 authorized but unissued shares of common stock were reserved for issuance under the Company's stock plans and for outstanding warrants.

STOCK PLANS

1992 EMPLOYEE STOCK PURCHASE PLAN

      Under the 1992 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to the lesser of ten percent of an employee's compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 6,000,000 shares of common stock have been reserved for issuance under this plan of which 4,453,504 shares have been issued through December 31, 1997. Under this plan, 1,031,568 shares, 869,956 shares and 741,628 shares were issued in 1995, 1996 and 1997, respectively. In January 1998, 420,906 shares were issued in connection with the offering period ended December 31, 1997. Subsequent six-month offering periods will commence on each January 1 and July 1.

1989 STOCK PLAN

      Pursuant to the 1989 Stock Plan, incentive and non-qualified stock options to purchase shares of the Company's common stock may be granted, and 99,600,000 shares have been reserved for issuance under this Plan. The exercise price of each incentive and non-qualified stock option shall not be less than 100 percent and 85 percent, respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 20 percent per year from the date of grant.

1993 RED PEPPER SOFTWARE COMPANY PLAN

      In connection with the merger of PeopleSoft and Red Pepper in 1996, PeopleSoft assumed all of the outstanding stock options of Red Pepper (adjusted for the exchange ratio). As of the date of the merger, 2,163,388 shares of PeopleSoft common stock were reserved for issuance upon the exercise of options assumed in connection with the business combination.

COMBINED OPTION ACTIVITY

      Option activity under the 1989 Stock Plan, including the 1993 Red Pepper Software Company Plan stock options assumed by PeopleSoft as a result of the merger, is as follows:

                                 Weighted Average
                                  Exercise Price             Shares
                                  --------------          ------------
Balances at December 31, 1994      $      1.015             28,893,016
Granted                                   5.258             12,068,924
Exercised                                 0.521             (4,610,040)
Canceled                                  6.760               (654,152)
                                   ------------           ------------
Balances at December 31, 1995             2.408             35,697,748
Granted                                  12.683             11,077,536
Exercised                                 1.156             (6,710,906)
Canceled                                  9.103             (1,103,748)
                                   ------------           ------------
Balances at December 31, 1996             5.551             38,960,630
Granted                                  21.691             10,870,350
Exercised                                 3.264             (6,160,683)
Canceled                                 11.918               (975,225)
                                   ============           ============
Balances at December 31, 1997      $      9.982             42,695,072
                                   ============           ============

      The exercise prices for the above grants range from $0.001 to $39.00. At December 31, 1997, options to purchase 13,081,129 shares were exercisable and options for 15,651,435 shares were available for grant.

1992 DIRECTORS' STOCK OPTION PLAN

      Under the 1992 Directors' Stock Option Plan, directors who are not officers or employees may receive nonstatutory options to purchase shares of common stock. A total of 2,400,000 shares of common stock have been reserved for issuance under this plan and, as of December 31, 1997, options to purchase 578,000 shares with exercise prices of $1.766 to $23.97 per share have been granted. Under this plan, 176,000, 48,000, and 34,000 options were granted in 1995, 1996 and 1997, respectively. During 1997, options to purchase 4,000 shares were exercised. At December 31, 1997, options to purchase 28,000 shares were exercisable and options for 1,822,000 shares were available for grant.

\STOCK-BASED COMPENSATION

      As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards to employees. Under APB Opinion No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted are equal to the fair market value of the underlying security on the grant date.

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

                                             Options                                   ESPP
                              -----------------------------------       -----------------------------------
                                1995          1996          1997          1995          1996          1997
                              -------       -------       -------       -------       -------       -------
Expected life (in years)         3.55          3.51          3.50          0.49          0.49          0.48
Expected volatility              0.40          0.38          0.37          0.45          0.40          0.40
Risk free interest rate          6.80%         5.71%         6.33%         6.09%         5.23%         5.45%


      For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company's pro forma information follows (in thousands except for income per share information):

                                  1995            1996            1997
                              -----------     -----------     -----------
Net income

    As reported               $    27,338     $    35,861     $   108,263
    Pro forma                 $    20,476     $    16,072     $    74,610

Basic income per share
      As reported             $      0.13     $      0.17     $      0.49
      Pro forma               $      0.10     $      0.08     $      0.34
Diluted income per share

     As reported              $      0.12     $      0.15     $      0.44
     Pro forma                $      0.09     $      0.07     $      0.31

      Because SFAS 123 is applicable only to stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

      The weighted-average fair value of options granted during 1995, 1996 and 1997 was $1.94, $4.77 and $6.66 per share, respectively. The weighted-average fair value of the ESPP during 1995, 1996 and 1997 was $1.55, $3.56 and $6.61 per share, respectively.

                                        Options Outstanding                                   Options Exercisable
                           ---------------------------------------------------           ---------------------------------
                                            Weighted
                                             Average
                                            Remaining              Weighted                                   Weighted
Range of Exercise          Number of       Contractual              Average               Number of            Average
      Prices                 Shares        Life (years)         Exercise Price              Shares         Exercise Price
-----------------          ---------       ------------         --------------           ----------       ----------------
 $0.001 - 2.00             8,817,993           4.45                $   0.47              6,108,653           $   0.35
   2.01 - 5.00             8,002,972           6.44                    2.74              3,433,052               2.53
   5.01 - 12.00            7,446,140           7.50                    6.98              2,176,736               6.89
  12.01 - 19.00            7,670,402           8.26                   14.55              1,218,538              14.52
  19.01 - 20.00            8,628,704           9.24                   19.87                 30,054              19.39
  20.00 - 39.00            2,702,861           9.44                   27.65                154,096              24.07
                          ==========                                                    ==========
                          43,269,072                                                    13,121,129
                          ==========                                                    ==========


WARRANTS

      In November 1995, the Company received $21.8 million through the private placement of warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock. Upon notice of exercise by the holders of the warrants, the Company, at its option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds, issuing a net amount of shares with no cash proceeds, or purchasing the warrants for an amount equal to the difference between the then fair market value of the common stock and the warrant exercise price. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. The warrants are exercisable by the holders at any time at the following prices and expire in October or November of the following years:

Year of Expiration     Number of Shares    Exercise Price
------------------     ----------------    --------------
       1998               1,600,000            $13.750
       1998               1,600,000            $16.875
       1999               1,600,000            $16.875
       1999               1,600,000            $19.375

4.    INCOME TAXES

      The provision for income taxes consisted of the following components for the years ended December 31, (in thousands):

                                      1995           1996           1997
                                    --------       --------       --------
Current:
           Federal                  $ 20,964       $ 37,396       $ 60,565
           State                       5,387         10,545         10,711
           Foreign                     1,417          3,338          3,431
                                    --------       --------       --------
                                      27,768         51,279         74,707
                                    --------       --------       --------
Deferred:
           Federal                    (7,546)       (20,240)        (7,239)
           State                      (1,423)        (5,188)           307
                                    --------       --------       --------
                                      (8,969)       (25,428)        (6,932)
                                    ========       ========       ========
Total provision for income tax      $ 18,799       $ 25,851       $ 67,775
                                    ========       ========       ========

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes as follows for the years ended December 31 (in thousands):

                                                      1995           1996           1997
                                                    --------       --------       --------
Income tax provision at federal statutory rate      $ 16,148       $ 21,599       $ 61,613
State income tax, net of federal tax effect            2,577          3,323          8,849
Income from tax-advantaged investments                  (914)        (1,425)        (2,995)
Research and development tax credit                     (550)        (1,031)        (3,211)
Merger costs                                            --            1,015           --
Other                                                  1,538          2,370          3,519
                                                    --------       --------       --------
Provision for income taxes                          $ 18,799       $ 25,851       $ 67,775
                                                    ========       ========       ========

      Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consisted of the following at December 31 (in thousands):

                                                  1996           1997
                                                --------       --------
Deferred tax assets:
    Deferred revenue, net                       $ 18,202       $    595
    Depreciation                                   2,403           --
    Research and development costs                 8,766          8,362
    Accrued compensation                           2,880          7,582
    Allowance for doubtful accounts                3,585          8,156
    Self insured claims accruals                   1,215          2,011
    Net operating losses and tax credits           3,744          1,606
    Other                                          4,898         10,784
                                                --------       --------
Total deferred tax assets                         45,693         39,096
                                                --------       --------
Deferred tax liabilities:
    Capitalized software development costs        (2,152)        (1,973)
    State taxes                                   (1,155)          (523)
    Depreciation                                    --           (1,720)
    Other                                           (838)        (2,189)
                                                --------       --------
Total deferred tax liabilities                    (4,145)        (6,405)
                                                ========       ========
Total net deferred tax asset                    $ 41,548       $ 32,691
                                                ========       ========

      Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. Management has concluded that no valuation allowance is required based on its assessment that current and historical levels of taxable income are sufficient to realize the deferred tax asset.

      The income tax benefits from employee stock transactions have been recorded as an increase in additional paid-in capital.

5.    RETIREMENT PLAN

      The Company has two defined contribution savings plans, a qualified plan (401k Plan) under the provisions of Section 401(k) of the Internal Revenue Code that covers all full-time employees and a non-qualified plan which covers employees with earnings over $160,000 per year. Under the terms of the 401k Plan, member employees may contribute varying amounts of their annual compensation (to a maximum of $9,500). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of ten percent of the employee's compensation, subject to certain vesting provisions based on length of employee service. Company contributions to the 401k Plan totaled $0.5 million in 1995, $0.7 million in 1996 and $2.0 million in 1997. Under the terms of the non-qualified plan, member employees may contribute varying amounts of their annual compensation up to 100 percent.

The Company matches a portion of non-qualified employee contributions based upon years of service, up to a maximum of $9,500, subject to certain vesting provisions based on length of employee service. Company contributions to the non-qualified plan totaled $118,000 in 1995, $291,000 in 1996, and $249,000 in 1997.

6.    JOINT BUSINESS ARRANGEMENTS

      The Company and a limited liability company ("LLC") entered into agreements in 1995 and 1997, whereby the LLC will provide up to $9.6 million to fund the development of a suite of student information and administration system applications ("SIS Software") and the Company is the exclusive distributor of the SIS Software. Substantially all of the LLC's funds were provided equally by the Company's founder and principal stockholder and the Student Loan Marketing Association ("Sallie Mae"), an independent strategic business partner. The Company has no contractual obligation to provide funds to the LLC and does not have a right to acquire any of the LLC's equity interests. The Company will pay the LLC a royalty based on fees received from the licensing of the SIS Software until the later of five years from the commercial release of the SIS Software or $17 million in cumulative royalties. The royalty rate was determined based on negotiations between the Company and Sallie Mae. All ownership rights and interests in the SIS Software will transfer to the Company, upon the later of five years from the commercial release of the SIS Software or when $17 million in cumulative royalties have been paid to the LLC. The SIS Software became generally available for sale in December 1997, and the Company recorded $3.3 million in cumulative royalty expense in the year ended December 31, 1997. The LLC reimbursed the Company $2.0 million, $2.4 million and $3.2 million in 1995, 1996 and 1997, respectively, for development funding advanced by the Company, and, in 1998, the Company anticipates using the remaining $2.0 million to fund the development of two new related software products. In addition, the Company was reimbursed $98,000 in 1995 and $65,700 in 1996 for interest on such advances.

7.    SEGMENT AND GEOGRAPHIC AREAS

      The Company operates in one industry segment, the design, development, marketing, licensing and support of a family of client/server enterprise application software products, and markets its software products and services through the Company's offices in the United States and its branches, subsidiaries and distributors in Canada, Europe/Africa, Asia/Pacific and Latin America. As discussed in Note 1, information about the Company's operating segments will be reported for the year ending December 31, 1998 as required by SFAS 131. International revenues from each geographic region was less than ten percent of total revenues.

      The following table presents a summary of operating information and certain year end balance sheet information by geographic region for the years ended December 31, (in thousands):

                                            1995          1996          1997
                                          --------      --------      --------
Revenues from unaffiliated customers
           Domestic operations            $196,083      $377,782      $690,554
           International operations         36,056        72,270       125,097
                                          ========      ========      ========
           Consolidated                   $232,139      $450,052      $815,651
                                          ========      ========      ========
Operating income
           Domestic operations            $ 39,537      $ 48,313      $157,035
           International operations          2,451         7,511         9,141
                                          ========      ========      ========
           Consolidated                   $ 41,988      $ 55,824      $166,176
                                          ========      ========      ========
Identifiable assets
           Domestic operations            $284,403      $488,206      $782,888
           International operations         37,838        51,874       115,448
                                          ========      ========      ========
           Consolidated                   $322,241      $540,080      $898,336
                                          ========      ========      ========


8.         BUSINESS COMBINATIONS

1997 BUSINESS COMBINATIONS

      In 1997, the Company completed three business combinations: Campus Solutions, Inc., Salerno Manufacturing, Inc., and TeamOne, LLC. Campus Solutions, a business partner since 1994, developed the Company's Student Administration application suite. Salerno Manufacturing develops, licenses and supports a suite of quality management software applications. TeamOne has been providing implementation services to middle market companies, and becomes an integral part of the PeopleSoft Select business unit. All of the outstanding shares of Campus Solutions and all of the assets of Salerno Manufacturing were acquired for approximately 600,000 shares of common stock in transactions accounted for as pooling-of-interests; however, prior period consolidated financial statements were not restated because the retroactive effects were not material. All of the member interests of TeamOne were acquired for $4 million cash in a transaction accounted for under the purchase method, and results of operations of TeamOne are included in the consolidated financial statements prospectively from the date of acquisition. The Company did not incur significant merger related costs associated with these transactions and the aggregate effect of the three acquisitions was not material to the financial position and results of operations of the Company in any period.

1996 BUSINESS COMBINATIONS

      In 1996, the Company completed two business combinations: Red Pepper Software Company (Red Pepper) and PMI. Red Pepper is a leader in the emerging supply chain management systems market, and PMI developed the Company's Manufacturing application suite. All of the outstanding shares of Red Pepper were acquired in exchange for approximately 10.8 million shares of common stock and the assumption, under the Company's stock option plan, of all outstanding rights to purchase Red Pepper common stock which approximated 1.1 million shares of PeopleSoft stock. The Red Pepper transaction was accounted for as a pooling of interests and the historical consolidated financial statements of PeopleSoft for the periods prior to the merger have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of Red Pepper. In addition, merger costs of $2.9 million were charged to operations in 1996.

      All of the assets of PMI were acquired in November 1996 for an aggregate purchase price of $30.1 million. This transaction has been accounted for under the purchase method and resulted in a one-time charge to earnings of $22.5 million in 1996 for in-process research and development. Significant components of the $30.1 million purchase price included the issuance of common stock with a fair value of $14.4 million, issuance of common stock options to PMI employees with a fair value of $7.6 million, issuance of a note payable of $4.7 million, and forgiveness of debt and other consideration of $3.4 million. The purchase price was allocated, based upon an independent valuation, to in-process research and development costs with a fair value of $22.5 million, capitalized software of $6.5 million and cash and other assets of $1.1 million. The results of the operations of PMI have been included in the Company's consolidated financial statements since November 1, 1996. The results of operations of PMI for periods prior to November 1, 1996, were not material to the consolidated financial statements.

9.    SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental cash flow information is detailed below, except for non-cash activities related to the acquisition of PMI which are as discussed in Note 8 (in thousands):

                                     Years Ended December 31,
                                 ------------------------------------
                                    1995         1996         1997
                                 ----------   ----------   ----------
Cash paid for interest           $       24   $      264   $      381
                                 ==========   ==========   ==========
 Cash paid for income taxes      $   13,902   $   25,306   $   30,680
                                 ==========   ==========   ==========

                                PEOPLESOFT, INC.
            SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly supplemental consolidated financial information for 1996 and 1997 are as follows (in thousands, except per share amounts):

                                                                                     Quarter Ended
                                                        ------------------------------------------------------------------------
                                                         March 31,            June 30,          September 30,       December 31,
1996
                                                        ------------        ------------        ------------        ------------
Total revenues                                          $     82,282        $    102,721        $    117,382        $    147,667
Operating income                                              14,156              17,668              20,713               3,287
Net income                                                     9,459              11,480              13,179               1,743
Basic income per share                                  $       0.05        $       0.05        $       0.06        $       0.01
Shares used in basic per share computation                   207,922             211,138             213,316             214,648
Diluted income per share                                $       0.04        $       0.05        $       0.05        $       0.01
Shares used in diluted per share computation                 234,359             238,463             241,377             246,055


1997
Total revenues                                          $    153,654        $    184,376        $    217,050        $    260,571
Operating income                                              27,204              34,074              43,808              61,090
Net income                                                    17,838              22,271              28,699              39,455
Basic income per share                                  $       0.08        $       0.10        $       0.13        $       0.18
Shares used in basic per share computation                   216,495             218,713             221,010             222,949
Diluted income per share                                $       0.07        $       0.09        $       0.11        $       0.16
Shares used in diluted per share computation                 247,693             249,208             253,830             253,052

                                 EXHIBIT INDEX

               Exhibit No.                       Document
               -----------                       --------



                  2.1(7)            Agreement and Plan of Reorganization between
                                    PeopleSoft, Inc. and Red Pepper Company
                                    dated as of September 4, 1996.

                  3.1(11)           Restated Certificate of Incorporation of
                                    Registrant filed with the Secretary of State of the State of Delaware on May 25, 1996.

                  3.2(11)           Certificate of Amendment to Certificate of Incorporation of
                                    Registrant,  as filed with the Secretary of State of the State of Delaware on June 17, 1996.

                  3.3               Certificate of Amendment to Certificate of Incorporation of
                                    Registrant, as filed with the Secretary of State of the State of Delaware on July 3, 1997.

                  3.4               Certificate of Designation as filed with the Secretary of
                                    State of the State of
                                    Delaware on March  24, 1998.

                  3.5               Bylaws of Registrant, as amended to date.

                  4.1(9)            Stockholder Rights Plan and Preferred Shares
                                    Rights Agreement dated February 15, 1995.

                  4.2(12)           First Amended and Restated Preferred Shares Rights Agreement
                                    dated December 16, 1997.

                  10.1(11,5)        Amended and Restated 1989 Stock Plan and
                                    forms of option agreements thereunder.

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

                  10.26(8)          Amended Software Development Agreement dated
                                    December 22, 1995 between the Registrant and
                                    Solutions for Education Administrators, Inc.

                  10.27(8)          Exclusive Marketing and Distribution
                                    Agreement dated December 22, 1995 between the Registrant and SIS Development LLC
                                    ("SIS").

                  10.28(13)         Amendment No. 1 dated September 19, 1994,
                                    Amendment No. 2 dated May 15, 1995 and
                                    Amendment No. 3 dated June 19, 1995 to the
                                    Lease dated March 10, 1994 between the
                                    Registrant and Rosewood Associates.

                  10.29(8)          Systems Integrator Agreement dated August
                                    25, 1995 between the Registrant and Shared
                                    Medical Systems Corporation.

                  10.32(13)         Lease dated December 4, 1996 between the
                                    Registrant and Lease Plan North America,
                                    Inc.

                  10.33(13)         Purchase Agreement dated October 22,
                                    1996 between the Registrant and Norwest
                                    Equity Partners IV, L.P.

                  10.34(10)         Red Pepper Software Company 1993 Stock
                                    Option Plan, and forms of stock option
                                    agreement thereunder.

                  21.1              Subsidiaries.

                  23.1              Consent of Ernst and Young LLP, Independent
                                    Auditors.

                  24.1              Power of Attorney (see page 44).

                  27.1              Financial Data Schedule

----------

1 Incorporated by reference to the exhibit having the same number filed with the Registrant's Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and the Registrant's Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which Registration Statement became effective May 24, 1993.


2     Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

3     Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on December 15,1995.

4     Exhibits 10.22, 10.23, and 10.24 are incorporated by reference to Exhibits
10.1, 10.2, and 10.3, respectively, filed with the Company's Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995.

5     This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

6     Confidential treatment previously granted.

7     Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-4 filed with the Securities and Exchange Commission on October 4, 1996.

8     Incorporated by reference to the exhibit having the same filed numbers with the Company's Annual Report on Form 10K for the year ended December 31, 1995.

9     Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-A filed with the Securities and Exchange Commission on February 15, 1995.

10    Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-8 filed with the Securities and Exchange Commission on October 24, 1996.

11    Incorporated by reference to the exhibit filed with the Company's Form
S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996.

12    Incorporated by reference to Exhibit 1 filed with the Company's Form 8-A/A filed with the Securities and Exchange Commission on March 25, 1998.

13    Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10K for the year ended December 31, 1996.