Form 10-Q
period 1998-03-31
PEOPLESOFT INC
filed 1998-05-13
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-20710

                                PEOPLESOFT, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    68-0137069
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

   4440 Rosewood Drive, Pleasanton, CA                                 94588
(Address of principal executive officers)                           (Zip Code)

               Registrant's telephone number, including area code:
                                 (925) 694-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                                  OUTSTANDING AT MARCH 31, 1998
           -----                                  -----------------------------
Common Stock, par value $.01                               226,654,724


================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS


                                                                                          PAGE NO.
                                                                                          --------
PART I       FINANCIAL INFORMATION

             ITEM 1 - Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of December 31,  1997 and March        3
             31, 1998

             Condensed Consolidated Statements of Income for the Three Months Ended
             March 31, 1997 and March 31, 1998                                               4

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 1997 and March 31, 1998                                               5

             Notes to Condensed Consolidated Financial Statements                            6

             ITEM 2 - Management's Discussion and Analysis of Financial Condition and        8
             Results of Operations

PART II      OTHER INFORMATION

             ITEM 1 -  Legal Proceedings                                                    23
             ITEM 2 -  Changes in Securities and Use of Proceeds                            23
             ITEM 3 -  Defaults upon Senior Securities                                      23
             ITEM 4 -  Submission of Matters to a Vote of Security Holders                  23
             ITEM 5 -  Other Information                                                    23
             ITEM 6 -  Exhibits and Reports on Form 8 - K                                   23

SIGNATURES                                                                                  24

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                                                  DECEMBER 31,         MARCH 31,
                                                                     1997                1998
                                                                  ------------        ------------
           ASSETS
Current assets:
     Cash and cash equivalents                                    $    267,897        $    300,635
     Short term investments                                            124,565             120,571
     Accounts receivable, net                                          299,243             335,730
     Deferred income taxes                                              25,320              26,482
     Other current assets                                                9,021              18,389
                                                                  ------------        ------------
        Total current assets                                           726,046             801,807

Property and equipment, at cost                                        195,667             208,542
     Less accumulated depreciation and amortization                    (78,492)            (90,194)
                                                                  ------------        ------------
                                                                       117,175             118,348

Investments                                                             26,783              43,310
Deferred income taxes                                                    7,371               7,371
Capitalized software, less accumulated amortization                      9,706               9,384
Other assets                                                            11,255              10,560
                                                                  ------------        ------------
                                                                  $    898,336        $    990,780
                                                                  ============        ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                     $     63,508        $     77,403
     Accrued compensation and related expenses                          67,486              72,106
     Income taxes payable                                               22,370              10,860
     Deferred revenue                                                  327,668             359,085
                                                                  ------------        ------------
        Total current liabilities                                      481,032             519,454

Stockholders' equity:
     Common stock                                                        2,237               2,267
     Additional paid-in capital                                        219,005             239,534
     Accumulated foreign currency translation adjustment                (1,292)             (1,583)
     Retained earnings                                                 197,354             231,108
                                                                  ------------        ------------
                                                                       417,304             471,326
                                                                  ------------        ------------
                                                                  $    898,336        $    990,780
                                                                  ============        ============


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                                ----------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                        1997              1998
                                                      --------          --------
Revenues:
   License fees                                       $ 83,413          $136,934
   Services                                             70,241           140,740
                                                      --------          --------
      Total revenues                                   153,654           277,674

Costs and expenses:
   Cost of license fees                                  4,441            11,196
   Cost of services                                     43,609            86,704
   Sales and marketing                                  44,418            72,690
   Product development                                  25,258            42,861
   General and administrative                            8,724            13,228
                                                      --------          --------
      Total costs and expenses                         126,450           226,679
                                                      --------          --------

Operating income                                        27,204            50,995
Other income, interest expense and other                 2,039             3,486
                                                      --------          --------

      Income before income taxes                        29,243            54,481
Provision for income taxes                              11,405            20,727
                                                      --------          --------
Net income                                            $ 17,838          $ 33,754
                                                      ========          ========

Basic income per share                                $   0.08          $   0.15
                                                      ========          ========
Shares used in basic per share computation             216,495           225,402
                                                      ========          ========

Diluted income per share                              $   0.07          $   0.13
                                                      ========          ========
Shares used in diluted per share computation           247,693           256,331
                                                      ========          ========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             -----------------------------
                                                                1997                1998
                                                             ---------           ---------
OPERATING ACTIVITIES
Net income                                                   $  17,838           $  33,754
Adjustments:
   Depreciation and amortization                                 9,181              12,760
   Provision for doubtful accounts                                 160               1,771
   Provision for deferred income taxes                          (3,730)              1,163
   Changes in operating assets and liabilities:
      Accounts receivable                                         (577)            (38,258)
      Other current assets and noncurrent assets                (4,513)             (8,673)
      Accounts payable and accrued liabilities                  (8,361)             13,895
      Accrued compensation and related expenses                    135               4,620
      Deferred revenue                                          21,641              31,417
      Income taxes payable                                       7,783             (13,835)
      Tax benefits from employee stock transactions                866               2,177
                                                             ---------           ---------
   Net cash provided by operating activities                    40,423              40,791

INVESTING ACTIVITIES
Purchase of investments                                        (22,214)            (66,185)
Sale of investments                                              4,078              53,652
Purchase of property and equipment                              (8,821)            (12,875)
Additions to capitalized software, net                            (410)               (736)
                                                             ---------           ---------
   Net cash used in investing activities                       (27,367)            (26,144)

FINANCING ACTIVITIES
Net proceeds from sale of common stock and
  exercise of common stock options                               7,508              18,382
                                                             ---------           ---------
   Net cash provided by financing activities                     7,508              18,382

Effect of foreign exchange rate changes on cash                   (870)               (291)
                                                             ---------           ---------
Net increase in cash and cash equivalents                       19,694              32,738

Cash and cash equivalents at beginning of period               169,875             267,897
                                                             ---------           ---------
Cash and cash equivalents at end of period                   $ 189,569           $ 300,635
                                                             =========           =========


            See notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The information at March 31, 1997 and 1998 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

      The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended March 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

2.    PER SHARE DATA

      Share amounts for all prior periods presented reflect restatement for the two-for-one stock split in December 1997. Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, (in thousands except per share amounts):

                                                           1997              1998
                                                         --------          --------
Numerator:
     Net income                                          $ 17,838          $ 33,754
                                                         ========          ========
Denominator:
     Denominator for basic income per share -
          weighted average shares                         216,495           225,402

      Employee stock options                               28,787            27,026
      Warrants                                              2,411             3,903
                                                         --------          --------

     Denominator for diluted income per share -
          adjusted weighted average shares and
          assumed conversions                             247,693           256,331
                                                         ========          ========

Basic income per share                                   $   0.08          $   0.15
                                                         ========          ========

Diluted income per share                                 $   0.07          $   0.13
                                                         ========          ========

3.    ACCOUNTS RECEIVABLE

      Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. The principal components of accounts receivable at December 31, 1997 and March 31, 1998 were as follows (in thousands):

                                       DEC. 31,     MAR. 31,
                                         1997         1998
                                     -----------  -----------
Billed receivables                   $   200,081  $   226,218
Unbilled receivables                     118,655      130,776
                                     -----------  -----------
                                         318,736      356,994
Allowance for doubtful accounts          (19,493)     (21,264)
                                     -----------  -----------
                                     $   299,243  $   335,730
                                     ===========  ===========

4.    DEFERRED REVENUE

      Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. The principal components of deferred revenue at December 31, 1997 and March 31, 1998 were as follows (in thousands):

                          DEC. 31,          MAR. 31,
                            1997              1998
                         -----------       ----------
License fees             $    71,168       $   78,037
Maintenance                  184,171          197,401
Training                      46,201           52,759
Other services                26,128           30,888
                         -----------       ----------
                         $   327,668       $  359,085
                         ===========       ==========

5.    TRANSFER OF FINANCIAL ASSETS

      The Company finances certain software license and service agreements with customers through the sale, assignment and transfer of the future payments under those agreements to financing institutions, principally on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

6.    COMPREHENSIVE INCOME

      Comprehensive income includes changes in the balances of items that are reported directly in a separate component of Stockholders' equity on the Consolidated Balance Sheets. The Company had comprehensive income comprised of accumulated foreign currency translation adjustments totaling $870,000 and $291,000 for the three months ended March 31, 1997 and March 31, 1998, respectively.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:


                                       FOR THE THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------------------------------
             PERCENTAGE OF TOTAL REVENUES                                                                    PERCENTAGE OF
----------------------------------------------------------                                                  DOLLAR INCREASE
          1997                           1998                                                               YEAR OVER YEAR
------------------------    ------------------------------                                                  ---------------
                                                           Revenues:
          54%                             49%                   License fees                                      64%
           46                              51                   Services                                          100
          ---                            ----                                                                    ----
          100                             100                         Total revenues                               81
                                                           Costs and expenses:
            3                               4                   Cost of license fees                              152
           28                              31                   Cost of services                                   99
           29                              26                   Sales and marketing                                64
           16                              16                   Product development                                70
            6                               5                   General and administrative                         52
          ---                            ----                                                                    ----
           82                              82                         Total costs and expenses                     79
          ---                            ----                                                                    ----
           18                              18              Operating income                                        87
            1                               1              Other income                                            71
          ---                            ----                                                                    ----
           19                              19                   Income before income taxes                         86
            7                               7              Provision for income taxes                              82
          ===                            ====                                                                    ====
           12%                             12%              Net income                                             89%
          ===                            ====                                                                    ====

      A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:


            EMPLOYEE COUNT                                                    PERCENTAGE OF TOTAL EMPLOYEES           PERCENTAGE OF
-----------------------------------------                               ----------------------------------------         INCREASE
     12/31/97               3/31/98                                         12/31/97               3/31/98            SINCE 12/31/97
-------------------  --------------------                               ------------------  --------------------  ------------------
      2,114                  2,456         Services                            47%                   48%                   16%
      1,006                  1,206         Sales and marketing                  23                    23                    20
        918                  1,004         Product development                  21                    20                     9
        414                    456         General and administrative            9                     9                    10
     ------                 ------                                            ----                  ----                    --
      4,452                  5,122         Total                              100%                  100%                    15%
     ======                 ======                                            ===                   ===                     ==

REVENUES

      The Company recognizes revenue when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which meet the Company's revenue recognition policy, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The total dollar amount of customer license agreements executed ("contracting activity") for software license fees and services increased from $145.6 million in the quarter ended March 31, 1997 to $218.0 million for the same period in 1998. Contracting activity with new customers which numbered 188 comprised approximately 66% of the total contracting activity executed for the quarter ended March 31, 1998, compared with 132 new customers and 65% for the same period in the prior year. Average contract size, computed by dividing the number of new customers into total contracting activity, increased to approximately $1.2 million in the first quarter of 1998 compared to $1.1 million in the first quarter of 1997, reflecting the ongoing emphasis the Company is placing on achieving more selective and larger, enterprise oriented transactions.

      Revenues from licensing fees increased by 64% from $83.4 million in the three month period ended March 31, 1997 to $136.9 million for the same period in 1998. The increase in license fee revenues was attributable to continued increased market acceptance of, and expanded breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations.

      Revenues from services increased by 100% from $70.2 million in the three month period ended March 31, 1997 to $140.7 million for the same period in 1998. The Company's customer license agreements provide for initial maintenance, training, and installation services for specified periods or amounts. Therefore increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 46% and 51% for the quarters ended March 31, 1997 and 1998, respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant increase in consulting revenue as a result of expanded demand for PeopleSoft's direct assistance during enterprise implementation projects. In response to strong market demand, the Company continues to rapidly expand its service delivery capacity, particularly for consulting services.

      Total revenues increased from $153.7 million in the three month period ended March 31, 1997 to $277.7 million for the same period in 1998. Total revenue growth period over period of 81% exceeded the Company's forecasted growth of 75%, and on a sequential basis, increased approximately 7% over the total revenues recorded in the fourth quarter of 1997. The higher than forecasted growth rate was due primarily to greater than forecasted service revenues. During the quarters ended March 31, 1997 and 1998, the Company's international revenues were approximately 17% and 15% of total revenues, respectively. Revenues from international operations increased 56% from $26.4 million in the three month period ended March 31, 1997 to $41.2 million in the same quarter in 1998. The dollar increase in international revenues resulted from expanded international operations and the introduction of Release 6 which incorporated additional global features and functionality. The Company expects international revenues to continue to grow in absolute dollars during 1998, and accordingly, continues to invest heavily in international infrastructure, global product functionality and translated versions of financial and other products(1). In particular, the upcoming Release 7.5 product (See Statement of Future Direction) is expected to provide stronger international functionality for European businesses, including both new country specific functionality and support for the European monetary unit(1). In the event international expansion and/or product globalization are not successful, the Company's business, operating results and financial condition may be adversely affected.

COSTS AND EXPENSES

      Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software costs. Cost of license fees increased 152% from $4.4 million in the three month period ended March 31, 1997 to $11.2 million for the same period in 1998, representing 3% and 4% of total revenues and 5% and 8% of license fee revenues in each quarter, respectively. Royalty costs in the first quarter of 1998 included a one time $2.5 million partial buy out of royalty fees related to the upcoming Release 7.5 product (See Statement of Future Direction). The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized


----------
(1) Forward-Looking Statement
software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

      Cost of services consists principally of account management field support, training, consulting and product support. These costs increased 99% from $43.6 million in the three month period ended March 31, 1997 to $86.7 million for the same period in 1998, representing 28% and 31% of total revenues in each quarter, respectively, and 62% of service revenues in those quarters. Cost of services increased as a percent of total revenues due to a mix shift toward relatively more service revenues, and due to certain non-recurring expenses including those associated with a meeting of its consulting organization. The dollar increase is due to significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training and account management staff. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years in response to customer demand. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of total revenues, in future periods.

      Sales and marketing expenses increased by 64% from $44.4 million in the three month period ended March 31, 1997 to $72.7 million for the same period in 1998, representing 29% and 26% of total revenues in each period, respectively. As the Company's business mix shifts increasingly toward service revenue, the Company expects sales and marketing expenses to decline as a percentage of total revenues as these costs are primarily related to contracting activity. The increase in sales and marketing expenses is attributable to the Company's continued expansion of its direct sales force, increased commission expense associated with higher revenue, increased depreciation from related equipment and facility expenditures, continued investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product offerings. The Company continues to increase its direct sales and marketing expenditures to address certain international markets, establish an industry focused enterprise sales force structure and fund both cross industry and industry specific marketing and sales activities. Consequently, such expenses may increase as a percentage of total revenues in future periods.

      Product development expenses increased by 70% from $25.3 million in the three month period ended March 31, 1997 to $42.9 million for the same period in 1998, representing 16% of total revenues in each quarter. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support software product development initiatives in the following areas: (i) expansion and enhancement of the Company's core software product offerings in the areas of HRMS, Financial Management Systems, and Distribution/Materials Management Systems and Supply Chain Management software; (ii) the enhancement of the Company's platform development, certification, software product testing and overall release management capabilities; (iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; (iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and, (v) the development of certain vertical market products and versions of its core products suitable to the unique needs of customers within certain industries. In particular, the Company's development expenditure increases during 1998 are being driven by expenditures associated with the Company's next major enterprise application release (PeopleSoft 7.5 - See Statement of Future Direction), expected to be available in the first half of 1998(1). The Company intends to continue to invest significant resources in upcoming releases, and anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues.

      General and administrative expenses increased 52% from $8.7 million in the three month period ended March 31, 1997 to $13.2 million for the same period in 1998, representing 6% and 5% of total revenues in each quarter, respectively. The dollar increase in general and administrative expenses resulted primarily from increases in staffing and related infrastructure to support the Company's growth, and increases in administrative expenses associated with the operation of foreign subsidiaries.

      Operating margins for the three month period ended March 31, 1998 increased to 18.4% compared to 17.7% for the same period last year. The 1998 first quarter operating margin percentage was higher than forecasted in the Company's business outlook for the fourth quarter of 1997 due to lower expense growth, primarily from lower than planned hiring, and higher revenue growth as discussed above.

      Other income, consisting primarily of interest, increased from $2.0 million in the three month period ended March 31, 1997 to $3.5 million for the same period in 1998, primarily due to a higher balance of cash, cash equivalents and investments. In January 1998, the Company initiated a foreign currency transactions hedging program. The net of hedging transactions offset by foreign currency transactions was not significant for the quarter.


----------
(1) Forward-Looking Statement

PROVISION FOR INCOME TAXES

      The Company's income tax provision increased from $11.4 million in the three month period ended March 31, 1997 to $20.7 million for the same period in 1998. The provision for income taxes was 38% of income before taxes for the three months ended March 31, 1998, which represents a .5% decline from the 1997 annual effective income tax rate of 38.5%. The effective tax rate is based on management's current estimates and forecasts of the Company's taxable income in multiple domestic and foreign taxing jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate. The Company has recorded $33.9 million in net deferred tax assets at March 31, 1998.

EARNINGS PER SHARE

      The Company's earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", consistent with reporting for the fourth quarter of 1997. The new method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Diluted earnings per share increased from $ .07 in the three month period ended March 31, 1997 to $ .13 for the same period in 1998. Earnings per share increased as a result of the 89% increase in net income from $17.8 million for the three month period ended March 31, 1997 to $33.8 million for the same period of 1998, partially offset by a 3% increase in the number of shares used in the diluted per share computation from 247.7 million shares as of March 31, 1997 to 256.3 million shares as of the same date in 1998. The increase in weighted average shares outstanding was due to the exercise of stock options and the issuance of shares under the employee stock purchase plan. Shares outstanding during 1998 will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the anticipated exercise during 1998 of warrants for approximately 3.2 million shares; (iii) the issuance of common shares associated with the Company's employee stock purchase program; (iv) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; and, (v) the issuance of common stock to affect business combinations should the Company enter into such transactions.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities provided cash of $40.8 million during the three month period ended March 30, 1998, compared to $40.4 million in the same period in 1997. In both periods, cash provided by operating activities was due principally to earnings and increases in deferred revenue which were partially offset by increases in other assets and receivables. In the first quarter of 1998, cash from operations was also provided by increases in accounts payable and other accrued liabilities. From December 31, 1997 to March 31, 1998, net accounts receivable increased from $299.2 million to $335.7 million, respectively, and deferred revenues increased from $327.7 million to $359.1 million over the same period. The increase in net accounts receivable resulted from the growth in customer licensing activity offset by cash collections. Deferred revenue has increased as a result of the growth in customer licensing activity and the associated deferrals of revenues related to services to be provided to new licensees. In addition, the Company's expanded installed base has resulted in increased deferred revenues related to ongoing maintenance and other services. Increases in payables and other assets were due to general growth in the Company's operations.

      The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in quarter-end deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, DSO was 84 days as of March 31, 1997, 88 days as of December 31, 1997, and 98 days as of March 31, 1998. The increase in the first quarter of 1998 was due primarily to: (i) certain organizational and administrative process issues, which the Company believes can be addressed within a relatively short time frame. These issues were primarily related to a lack of well-defined collection processes for a particular set of customers;
(ii) a relative decrease in contract execution payments received within the quarter; and, (iii) slower collections of receivables in the Company's Asia/Pacific region. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through standard acceptance) or dates that generally span four to nine months, and contracting activity is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

      During the first three months of 1997 and 1998, the Company's principal use of cash for investing activities included investments and the purchase of property and equipment, comprised of computer and network equipment, to accommodate employee and facility expansions and to support the Company's growing training capacity requirements.

      Financing activity for the first quarter of 1997 and 1998 related to the proceeds from the exercise of common stock options by employees and stock issuances under the employee stock purchase program. The Company believes granting stock options is essential in attracting and retaining key employees who are critical to the Company's success. The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. There can be no assurance that employee stock activity will continue to generate substantial funds in the future.

      As of March 31, 1998, the Company had $282.4 million in working capital, including $300.6 million in cash and cash equivalents, $120.6 million in short term investments, and $43.3 million in long term investments, consisting primarily of high quality municipal bonds and tax-advantaged money market funds. The Company believes that existing cash and short term investment balances, proceeds from sales of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, at least through March 1999(1) .


                            FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE

      PeopleSoft's revenue originating outside the United States was 15% of total revenues in the first quarter of 1998, the same as for the full year in 1997. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

      In the first quarter of 1998, the Company initiated a hedging program designed to mitigate the potential for future adverse impact due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have three months or less to maturity. Gains and losses on these hedges are recorded in Other income and offset against losses and gains on the underlying exposures. Management of the foreign exchange hedging program is done in accordance with a corporate policy approved by the Company's Board of Directors.

      At March 31, 1998, hedge positions totaled U.S. Dollar 11.6 million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

INTEREST RATES

      The Company invests its cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. Dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short term time deposits of the local operating bank.

    Interest income on the Company's investments is carried in Other income. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity


----------
(1) Forward-Looking Statement

Securities" ("SFAS 115"). All of the cash equivalent, short term, and long term investments are treated as available-for-sale under SFAS 115.

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

      The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At March 31, 1998, the average maturity of the Company's investment securities was roughly four months. No investment securities had maturities exceeding two years. The following table presents certain information about the Company's financial instruments held at March 31, 1998 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities, therefore the average interest rates below are most comparable to tax-exempt interest rates. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at March 31, 1998:

                                              INTEREST RATE SENSITIVITY
                                        PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                            WEIGHTED AVERAGE INTEREST RATE

                                                                                                       FAIR VALUE
(DOLLARS IN MILLIONS)                           1 YEAR OR LESS    MORE THAN 1 YEAR       TOTAL           3/31/98
---------------------------------------------- ------------------ ------------------ -------------- ------------------
Available-for-sale securities                       $257.1              $43.3           $300.4           $300.4
Weighted average interest rate                         4.0%               4.0%

      The Company is not an issuer of any corporate debt nor does it have any bank borrowings outstanding.


                                BUSINESS OUTLOOK

      The following forward-looking statements are based on current expectations which are subject to material change due to a variety of factors including but not limited to, those which are listed below and in the section titled "Factors That May Affect Future Results". These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, those items identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained herein.

      - Based on its current expectations of contracting activity, and an analysis of the Company's service delivery capacity and the expected customer utilization of such services, the Company expects total revenues for the second quarter of 1998 to increase approximately 65% over total revenues recorded in the same quarter of the prior year(1). For the 1998 calendar year, the Company expects total revenues to increase between 55% and 65% over the total revenues recorded in the 1997 calendar year(1). As with any forecast, actual results could vary within a few percentage points on either side of these estimates even if there are no material changes to the underlying assumptions, and longer term forecasts can be expected to have relatively higher variability. The key assumptions on which this forecast is based include, but are not limited to, the following: (i) total actual available market opportunities must be reasonably consistent with those forecasted by certain major information technology market research firms; (ii) the preservation of the Company's ability to generate a sufficient number of qualified leads through its ongoing marketing programs; (iii) an increase in the Company's direct sales capacity through the successful recruitment, hiring, training and retention of additional sales and sales support personnel; (iv) no significant adverse changes in the competitive landscape; and (v) the continued demand for the Company's applications as an alternative to modification of legacy systems where prospects have issues relating to data processing in the Year 2000. In addition, the achievement of expected contracting activity and total revenues is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, fluctuations in quarterly operating results; changes in customer demand; the timing and complexity of large transactions including the bundling of significant amounts of professional services; ability to recognize contracting activity in


----------
(1) Forward-Looking Statement
            the current quarter under revenue recognition accounting rules; success of international operations; reliance on third parties for sales, marketing and implementation assistance; timing and acceptance of software products and product development; and the ability to execute hiring and facility expansion plans.

      - The Company's operating model is based on a rolling four quarter target operating margin of between 18% and 20%. The Company expects that the 1998 full year results will fall within this range and anticipates that the second quarter operating margin, consistent with seasonal patterns, will come in around the low end of this range(1). Due to the significant operating leverage which is characteristic of the software industry, any deviation in the expected revenues could significantly impact the Company's ability to meet the target operating margins. Achievement of forecasted operating margins is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, achievement of revenue forecasts as discussed above; continued introduction and marketing of new and enhanced versions of software products; successful penetration of international markets; continued acceptance of the Company's software products, particularly its proprietary software development tools; successful porting and acceptance of its software products on a variety of platforms; continued acceptance of its application security architecture and intellectual property, preservation of its proprietary rights and product liability protections; and continued success in hiring, training and retaining key personnel and completing expansion of facilities.

      - Based on projected cash and investment balances, constant interest rates and no unusual items of other income or expense, the Company expects other income on a quarterly basis to remain flat to slightly higher in absolute dollars compared to the first quarter of 1998(1). The achievement of forecasted other income targets is dependent on:
            (i) stable financial markets which preclude a significant overall decline in investment yields, or a significant fluctuation in foreign currency exchange rates, and (ii) avoidance of default on any individual significant investment. Should the Company decide to utilize a significant portion of its current cash and investments to acquire complementary businesses, products, technologies or to acquire additional facilities through purchase of land and/or buildings, interest income may decline significantly causing other income to deviate from forecasted amounts.

      - Based on current tax law and the Company's present forecast of operating results by country, the effective tax rate in 1998 is expected not to exceed 38%(1) . The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate.

      Please read the section below titled "Factors That May Affect Future Results" for additional information and discussion of conditions which the Company believes could cause actual results to differ materially from those contemplated by forward-looking statements.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations (which includes the Business Outlook Section) with a footnote (1) symbol. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's 1997 Annual Report to Stockholders (Form 10-K).

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

      The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies.


----------
(1) Forward-Looking Statement

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

      The correlation between license fee revenues recognized and contracting activity can vary significantly because of factors which may cause revenue to be initially deferred including: (i) the license agreement may be entirely related to then currently undeliverable software products; (ii) enterprise transactions may include software products that are then currently deliverable, as well as software products that are still under development. To the extent the Company enters into a license agreement for the provision of both software product categories, the Company must have established separate values for all elements under the license agreement, and the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions consistent with generally accepted accounting principles to permit any revenue recognition under the license agreement; (iii) the customer may demand services that include significant modifications, customizations or complex interfaces;
(iv) the license agreement may include non-standard acceptance criteria which may preclude revenue recognition prior to customer acceptance; and, (v) the license agreement may include fees with extended payment terms or fees that are dependent upon acceptance of services or other contingencies. All of the above factors, as well as other specific requirements under recently published generally accepted accounting standards for software revenue recognition, create circumstances under which the Company must have very precise contractual agreements in order to recognize revenue upon initial software product delivery. Although the Company has a standard license agreement which meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions which permit recognition of revenue at the time of delivery or ratably using contract accounting.

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

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

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

      The Company's sales through its foreign operations are generally denominated in each respective subsidiary's functional currency. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuations in the foreign currency transaction and translation gains and losses in future periods. The Company implemented a hedging program designed to mitigate the potential impact of exchange rate fluctuations in January 1998. In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. These hedges will only be undertaken should the Company deem them necessary to protect the U.S. Dollar value of the underlying exposure. The Company foresees that hedges of such anticipated transactions and translation exposures will be done in the future using forward and option contracts(1), however in the event the Company is unable to hedge potential significant exposures due to lack of certainty or ability to reasonably estimate the foreign exchange exposure, there could be a material adverse impact to the Company's operating results.

COMPETITION

      The market for business application software is intensely competitive. The Company faces competition from a variety of software vendors including enterprise application software vendors, manufacturing application software vendors, enterprise resource optimization application software vendors, financial management systems and HRMS application software vendors and software tools vendors. Although the Company believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's

--------------
(1) Forward-Looking Statement
competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technological factors, such as web enablement, enterprise software product breadth and individual product features, service reputation, product flexibility, ease of implementation, international software product version availability and support, and price.

      In the enterprise application software market, PeopleSoft faces significant competition from SAP AG and Oracle Corporation and to a lesser degree, Geac Computer Systems, Inc., Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of software product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS (relational database management system) is a supported platform underlying a significant share of PeopleSoft's installed applications.

      In the manufacturing software application market, in which PeopleSoft recently began competing, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as Baan Company N.V., QAD, Ross Systems and J.D. Edwards and a large number of niche competitors already in the manufacturing market.

      In the emerging enterprise resource optimization software solutions market, in which the Company now competes since its acquisition of Red Pepper Software during the fourth quarter of 1996, PeopleSoft faces several current and potential competitors including: (i) companies such as i2 Technologies, Manugistics and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP (material requirements planning) solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc. (formerly Marcam Corporation), Marcam Solutions, Inc. and Cap Logistics;
(iii) other business application software vendors that may broaden their product offerings by internally developing (such as SAP's recently announced initiatives in this area), or by acquiring (such as Baan's acquisitions of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

      PeopleSoft also faces competition from providers of HRMS software products including Cyborg, Lawson, Integral Systems, Inc., InPower and Ceridian, and from providers of financial management systems software products including Hyperion, Computron Software, Inc., Lawson Associates and other smaller companies. In addition, ADP, Inc. and Shared Medical Systems, Inc. ("SMS") have the right to sublicense selected PeopleSoft software products in competition with PeopleSoft's marketing efforts in selected markets. Pursuant to the terms of the SMS agreement, PeopleSoft provided termination notice to SMS on March 19, 1998. As of March 27, 1998, SMS contested the notice of termination.

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

CERTAIN RISKS ASSOCIATED WITH ACQUISITIONS

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

RELIANCE ON THIRD PARTIES FOR SALES AND MARKETING

      A key aspect of the sales and marketing strategy for the Company is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be materially adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommendation alternative for integrators who both provide selection advice and generate consulting fees from customers by providing implementation services. If PeopleSoft's relationship with its partners were to deteriorate, the Company's business and operating results could be materially adversely impacted.

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

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

      Beginning with Release 6, the Company integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, additional Tuxedo features will be integrated to allow applications to run on a distributed basis using a multi-tiered client/server architecture(1) . Cognos' Powerplay product and Arbor's Essbase product will be bundled to incorporate desktop on-line analytical processing

--------------
(1) Forward-Looking Statement

("OLAP") capabilities(1). Such enhancements may be critical to the competitiveness of the Company's software products in the future. Integration of these and other products is complex and no assurance can be made that these efforts will be successful or result in significant software product enhancements (see Statement of Future Direction).

      Software programs as complex as those offered by the Company are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new releases are thereafter released. Despite testing by the Company and by third parties, errors or system performance issues may arise with the possible result of reduced acceptance of the Company's software products in the marketplace. Due to the increasing number of possible combinations of vendor hardware platforms, operating systems and updated versions, PeopleSoft application software products and updated versions, and RDBMS platforms and updated versions, the effort and expense of developing, testing and maintaining these software product lines in an increasing number of combinations will increase, and the ability to develop consistent software product performance characteristics across all of these combinations could place a significant strain on the Company's development resources and software product release schedules.

RELIANCE ON CLIENT PLATFORMS

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

RELIANCE ON JOINT BUSINESS ARRANGEMENTS

      The Company has, and may in the future, enter into various development or joint business arrangements for the purpose of developing new software products or extensions to existing software products. Under these development arrangements, the Company is generally the exclusive remarketer of the developed software products and pays a royalty to the funding entities based on license fees received from end user licenses of these software products. Under joint business arrangements, the Company may distribute or jointly sell with its business partner an integrated software product offering. While the intent of such arrangements is to develop business applications which are integrated with the Company's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should such arrangements require additional investments from third parties or business partners to complete development or enhance the software product, there can be no assurance that investments will be available on terms mutually acceptable to the Company and the business partner, or the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such an acquisition might be accounted for using the purchase method which is likely to result in either or both of the following accounting treatments: (i) a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or (ii) the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations. Should either of these scenarios occur, the results of operations of one or more future periods could be materially adversely impacted. For example, in connection with its acquisition of PeopleSoft Manufacturing, Inc. in 1996, the Company incurred a one time charge to earnings of $22.5 million for in-process research and development.

APPLICATION SECURITY ARCHITECTURE

      The Company's application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. The Company has developed a security architecture utilizing the capabilities of its own applications, the client operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third party security products. To date, the Company is not aware of any violations of its application security architecture within its installed base. Although these security features are subject to constant review and enhancement,

----------
(1) Forward-Looking Statement
no assurances can be given concerning the successful implementation of these security features and their effectiveness within a particular customer's operating environment. Should a breach of security or a suspected breach of security occur, the accompanying publicity or any subsequent claims against the Company could have an adverse impact on the demand for the Company's software products and/or cause a decline in the market price of the Company's stock and/or adversely impact the Company's financial results due to lost or delayed closing of software licensing opportunities.

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

EXPANSION OF FACILITIES

      The Company has experienced an extended period of growth which has resulted in a significant expansion in the number of its employees. Commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a consequence, the Company expects to experience increasing difficulty in obtaining additional space within which to expand its operations. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely affect the Company's operations and financial results.

      Additionally, the Company may commit to real estate projects in order to expand its operations to accommodate expected growth. Such real estate projects typically have a lead time of over one year from commit date to occupancy. There can be no assurance that the anticipated growth projections will be realized, and therefore, the Company may be subject to increased fixed costs which cannot be recovered from operations, resulting in material reductions to net income and cash flows.

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

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8 - K

      (a)   Exhibits

      27.1 Financial Data Schedule - Three months ended March 31, 1998

      (b)   Reports on Form 8 - K

      No reports on Form 8 - K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1998

                               PEOPLESOFT, INC.

                               By: /s/ ALFRED J. CASTINO
                                   ---------------------------------------------
                                   Alfred J. Castino
                                   Vice President of Finance and
                                   Corporate Controller
                                   (Principal Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS


EXHIBIT #                       EXHIBIT TITLE
---------                       -------------

27.1              Financial Data Schedule - March 31, 1998