Form 10-Q
period 1998-06-30
PEOPLESOFT INC
filed 1998-08-14
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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

                    4460 Hacienda Drive, Pleasanton, CA 94588
              (Address of principal executive officers) (Zip Code)

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

                             Yes  [X]       No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                                   OUTSTANDING AT JULY 15, 1998
            -----                                   ----------------------------
Common Stock, par value $.01                                230,444,745


================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------

PART I     FINANCIAL INFORMATION

           ITEM 1 - Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 1997                3
           and June 30, 1998

           Condensed Consolidated Statements of Income for the Three Months
           Ended June 30, 1997 and June 30, 1998; and Six Months Ended
           June 30, 1997 and June 30, 1998                                              4

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1997 and June 30, 1998                                 5

           Notes to Condensed Consolidated Financial Statements                         6

           ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          8

PART II    OTHER INFORMATION

           ITEM 1 -  Legal Proceedings                                                 28
           ITEM 2 -  Changes in Securities and Use of Proceeds                         28
           ITEM 3 -  Defaults upon Senior Securities                                   28
           ITEM 4 -  Submission of Matters to a Vote of Security Holders               28
           ITEM 5 -  Other Information                                                 29
           ITEM 6 -  Exhibits and Reports on Form 8 - K                                29

SIGNATURES                                                                             30

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  DECEMBER 31,        JUNE 30,
                                                                      1997              1998
                                                                  -----------       ------------
           ASSETS
Current assets:
     Cash and cash equivalents                                    $   267,897       $    349,860
     Short term investments                                           124,565            127,517
     Accounts receivable, net                                         299,243            341,201
     Deferred income taxes                                             25,320             33,526
     Other current assets                                               9,021             24,345
                                                                  -----------       ------------
        Total current assets                                          726,046            876,449

Property and equipment, at cost                                       195,667            229,541
     Less accumulated depreciation and amortization                   (78,492)          (100,746)
                                                                  -----------       ------------
                                                                      117,175            128,795

Investments                                                            26,783             91,933
Deferred income taxes                                                   7,371              7,371
Capitalized software, less accumulated amortization                     9,706              9,070
Other assets                                                           11,255             13,209
                                                                  -----------       ------------
                                                                  $   898,336       $  1,126,827
                                                                  ===========       ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                     $    63,508       $     76,525
     Accrued compensation and related expenses                         67,486             92,725
     Income taxes payable                                              22,370             25,806
     Deferred revenue                                                 327,668            396,238
                                                                  -----------       ------------
        Total current liabilities                                     481,032            591,294

Stockholders' equity:
     Common stock                                                       2,237              2,410
     Additional paid-in capital                                       219,005            264,830
     Accumulated foreign currency translation adjustment               (1,292)            (2,016)
     Retained earnings                                                197,354            270,309
                                                                  -----------       ------------
                                                                      417,304            535,533
                                                                  -----------       ------------
                                                                  $   898,336       $  1,126,827
                                                                  ===========       ============

       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
                                ----------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------     -----------------------
                                                     1997         1998           1997         1998
                                                  ----------   ----------     ----------   ----------
Revenues:
   License fees                                   $   97,028   $  148,525     $  180,441   $  285,459
   Services                                           87,348      171,997        157,589      312,737
                                                  ----------   ----------     ----------   ----------
      Total revenues                                 184,376      320,522        338,030      598,196

Costs and expenses:
   Cost of license fees                                4,887       11,040          9,328       22,236
   Cost of services                                   55,234       98,248         98,545      184,952
   Sales and marketing                                50,160       84,579         94,472      157,269
   Product development                                29,580       51,038         54,838       93,899
  General and administrative                          10,441       17,351         19,569       30,579
                                                  ----------   ----------     ----------   ----------
      Total costs and expenses                       150,302      262,256        276,752      488,935
                                                  ----------   ----------     ----------   ----------

Operating income                                      34,074       58,266         61,278      109,261
Other income, interest expense and other               2,436        4,922          4,475        8,408
                                                  ----------   ----------     ----------   ----------

      Income before income taxes                      36,510       63,188         65,753      117,669
Provision for income taxes                            14,239       23,987         25,643       44,714
                                                  ----------   ----------     ----------   ----------
Net income                                        $   22,271   $   39,201     $   40,110   $   72,955
                                                  ==========   ==========     ==========   ==========

Basic income per share                            $     0.10   $     0.17     $     0.18   $     0.32
                                                  ==========   ==========     ==========   ==========
Shares used in basic per share computation           218,713      228,001        217,745      226,748
                                                  ==========   ==========     ==========   ==========

Diluted income per share                          $     0.09   $     0.15     $     0.16   $     0.28
                                                  ==========   ==========     ==========   ==========
Shares used in diluted per share computation         249,208      258,969        248,790      257,635
                                                  ==========   ==========     ==========   ==========

       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
                                ----------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                         ----------------------------
                                                            1997              1998
                                                         ----------        ----------
OPERATING ACTIVITIES
Net income                                               $   40,110        $   72,955
Adjustments:
   Depreciation and amortization                             19,333            25,877
   Provision for doubtful accounts                            3,024             7,937
   Provision for deferred income taxes                       (8,103)           (8,206)
   Changes in operating assets and liabilities:
      Accounts receivable                                   (39,611)          (49,895)
      Other current assets and noncurrent assets             (9,915)          (17,278)
      Accounts payable and accrued liabilities               (8,146)           13,017
      Accrued compensation and related expenses               9,375            25,239
      Deferred revenue                                       47,937            68,570
      Income taxes payable                                   19,040             3,436
      Tax benefits from employee stock transactions           4,087             8,813
                                                         ----------        ----------
   Net cash provided by operating activities                 77,131           150,465

INVESTING ACTIVITIES
Purchase of investments                                     (59,548)          (72,995)
Sale of investments                                          12,966             4,893
Purchase of property and equipment                          (25,960)          (35,554)
Proceeds from sale of property and equipment                     --               167
Additions to capitalized software, net                       (1,076)           (1,474)
                                                         ----------        ----------
   Net cash used in investing activities                    (73,618)         (104,963)

FINANCING ACTIVITIES
Net proceeds from sale of common stock and exercise
  of common stock options                                    16,286            37,185
                                                         ----------        ----------
   Net cash provided by financing activities                 16,286            37,185

Effect of foreign exchange rate changes on cash                (529)             (724)
                                                         ----------        ----------
Net increase in cash and cash equivalents                    19,270            81,963

Cash and cash equivalents at beginning of period            169,875           267,897
                                                         ----------        ----------
Cash and cash equivalents at end of period               $  189,145        $  349,860
                                                         ==========        ==========

       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The information at June 30, 1997 and 1998 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the six month period ended June 30, 1998 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

2.   PER SHARE DATA

     Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The following table sets forth the computation of basic and diluted income per share (in thousands except per share amounts):

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------     -----------------------
                                                     1997         1998           1997         1998
                                                  ----------   ----------     ----------   ----------
Numerator:
     Net income                                   $   22,271   $   39,201     $   40,110   $   72,955
                                                  ==========   ==========     ==========   ==========
Denominator:
     Denominator for basic income per share -
          weighted average shares                    218,713      228,001        217,745      226,748

      Employee stock options                          27,928       26,861         28,480       26,940
      Warrants                                         2,567        4,107          2,565        3,947
                                                  ----------   ----------     ----------   ----------

     Denominator for diluted income per share -
          adjusted weighted average shares
          and assumed conversions                    249,208      258,969        248,790      257,635
                                                  ==========   ==========     ==========   ==========

Basic income per share                            $     0.10   $     0.17     $     0.18   $     0.32
                                                  ==========   ==========     ==========   ==========

Diluted income per share                          $     0.09   $     0.15     $     0.16   $     0.28
                                                  ==========   ==========     ==========   ==========

3.   ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. The principal components of accounts receivable at December 31, 1997 and June 30, 1998 were as follows (in thousands):

                                       DEC. 31,       JUNE 30,
                                         1997           1998
                                      ----------     ----------
Billed receivables                    $  200,081     $  241,623
Unbilled  receivables                    118,655        127,008
                                      ----------     ----------
                                         318,736        368,631
Allowance for doubtful accounts          (19,493)       (27,430)
                                      ----------     ----------
                                      $  299,243     $  341,201
                                      ==========     ==========

4.   DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. The principal components of deferred revenue at December 31, 1997 and June 30, 1998 were as follows (in thousands):

                                       DEC. 31,       JUNE 30,
                                         1997           1998
                                      ----------     ----------
License fees                          $   71,168     $  76,019
Maintenance                              184,171       220,679
Training                                  46,201        54,280
Other services                            26,128        45,260
                                      ----------     ---------
                                      $  327,668     $ 396,238
                                      ==========     =========

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

6.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders. The Company has restated information for all prior periods reported below to conform to this standard.

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  ----------------------       ----------------------
                                                     1997         1998           1997         1998
                                                  ---------    ---------       ---------    ---------

Net income                                        $  22,271    $  39,201       $  40,110    $  72,955
Foreign currency translation adjustments               (341)         433             529          724
                                                  ---------    ---------       ---------    ---------

Total comprehensive income                        $  21,930    $  39,634       $  40,639    $  73,679
                                                  =========    =========       =========    =========


7.   HEDGING OF INTERCOMPANY BALANCES

     In the first quarter of 1998, the Company initiated a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have three months or less to maturity. Gains and losses on hedges are recorded in Other income and offset against losses and gains on the underlying exposures. Management of the foreign exchange hedging program is done in accordance with a corporate policy approved by the Company's Board of Directors.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations:

                               FOR THE THREE MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------
        PERCENTAGE OF
        TOTAL REVENUES                                                             PERCENTAGE
                                                                                 DOLLAR INCREASE
     1997            1998                                                        YEAR OVER YEAR
     ----            ----                                                        ---------------
                                   Revenues:
       53%             46%              License fees                                     53%
       47              54               Services                                         97
     ----            ----                                                              ----
      100             100                      Total revenues                            74
                                   Costs and expenses:
        3               3               Cost of license fees                            126
       30              31               Cost of services                                 78
       27              26               Sales and marketing                              69
       16              16               Product development                              73
        6               6               General and administrative                       66
     ----            ----                                                              ----
       82              82                      Total costs and  expenses                 74
     ----            ----                                                              ----
       18              18          Operating income                                      71
        1               2          Other income                                         102
     ----            ----                                                              ----
       19              20               Income before income taxes                       73
        7               8          Provision for income taxes                            68
     ----            ----                                                              ----
       12%             12%         Net income                                            76%
     ====            ====                                                              ====

                               FOR THE SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------
        PERCENTAGE OF
        TOTAL REVENUES                                                             PERCENTAGE
                                                                                 DOLLAR INCREASE
     1997            1998                                                        YEAR OVER YEAR
     ----            ----                                                        ---------------
                                   Revenues:
       53%             48%              License fees                                     58%
       47              52               Services                                         98
     ----            ----                                                              ----
      100             100                      Total revenues                            77
                                   Costs and expenses:
        3               4               Cost of license fees                            138
       29              31               Cost of services                                 88
       28              26               Sales and marketing                              66
       16              16               Product development                              71
        6               5               General and administrative                       56
     ----            ----                                                              ----
       82              82                      Total costs and expenses                  77
     ----            ----                                                              ----
       18              18          Operating income                                      78
        1               1          Other income                                          88
     ----            ----                                                              ----
       19              19               Income before income taxes                       79
        7               7          Provision for income taxes                            74
     ----            ----                                                              ----
       12%             12%         Net income                                            82%
     ====            ====                                                              ====

    A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:

                                                             PERCENTAGE OF
   EMPLOYEE COUNT                                           TOTAL EMPLOYEES       PERCENTAGE
                                                                                   INCREASE
12/31/97      6/30/98                                     12/31/97    6/30/98   SINCE 12/31/97
--------      -------                                     --------    -------   --------------
 2,114         2,841        Services                         47%        49%           34%
 1,006         1,377        Sales and marketing              23         23            37
   918         1,087        Product development              21         19            18
   414           522        General and administrative        9          9            26
------        ------                                      ----       ----          ----

 4,452         5,827        Total                           100%       100%           31%
======        ======                                       ====       ====          ====


REVENUES

     The Company generally recognizes revenue when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable, and collection is considered probable. For customer license agreements that meet the Company's revenue recognition policy, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The total dollar amount of customer license agreements executed ("contracting activity") for software license fees and services increased from $146.4 million in the quarter ended June 30, 1997 to $219.8 million for the same period in 1998 and from $292.0 million for the six month period ended June 30, 1997 to $437.8 million for the same period in 1998. Contracting activity with new customers numbered 177 and comprised approximately 71% of the total contracting activity executed for the quarter ended June 30, 1998, compared with 130 new customers and 65% for the same period in the prior year. Average contract size, computed by dividing the number of new customers into total contracting activity, increased to approximately $1.2 million in the second quarter of 1998, reflecting the ongoing emphasis the Company is placing on achieving more selective and larger, enterprise-oriented transactions through its industry focused sales and marketing efforts.

     Revenues from licensing fees increased by 53% from $97.0 million in the three month period ended June 30, 1997 to $148.5 million for the same period in 1998. Year to date, licensing fees increased 58% from $180.4 million in 1997 to $285.5 million in 1998. The increase in license fee revenues was attributable to continued increased market acceptance of, and expanded breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations.

     Revenues from services increased by 97% from $87.3 million in the three month period ended June 30, 1997 to $172.0 million for the same period in 1998. Year to date, service revenues increased by 98% from $157.6 million in 1997 to $312.7 million in the same period in 1998. The Company's customer license agreements provide for initial maintenance, training, and installation services for specified periods or amounts. Therefore increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 47% and 54% for the quarters ended June 30, 1997 and 1998, respectively and 47% and 52% for the six months ended June 30, 1997 and 1998, respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a significant increase in consulting revenue as a result of expanded demand for PeopleSoft's consulting services in enterprise implementation projects. In response to strong industry demand, the Company continues to rapidly expand its service delivery capacity, particularly for consulting services.

     Total revenues increased from $184.4 million in the three month period ended June 30, 1997 to $320.5 million for the same period in 1998. Total revenue growth quarter over quarter of 74% exceeded the Company's previously forecasted growth of 65%, and on a sequential basis, increased approximately 15% over the total revenues recorded in the first quarter of 1998. Year to date, total revenues increased 77% from $338.0 million in 1997 to $598.2 million in 1998. The higher than forecasted growth rate over the prior year was due primarily to service revenues. During the quarters ended June 30, 1997 and 1998, the Company's international revenues were approximately 13% and 14% of total revenues, respectively. Revenues from international operations increased 100% from $23.2 million in the three month period ended June 30, 1997 to $46.4 million in the same quarter in 1998. The dollar increase in international revenues resulted from expanded international operations and the introduction of Release 6 in December 1996 which incorporated additional global features and functionality. The Company expects international revenues to continue to grow in absolute dollars during 1998, and accordingly, continues to invest heavily in international infrastructure, global product functionality and translated versions of financial and other products(1). PeopleSoft 7.5 provides stronger international functionality for European businesses, including both new country specific functionality and support for the European monetary unit. In the event international expansion and/or product globalization are not successful, the Company's business operating results and financial condition may be adversely affected.


COSTS AND EXPENSES

     Cost of license fees increased 126% from $4.9 million in the three month period ended June 30, 1997 to $11.0 million for the same period in 1998, representing 3% of total revenues in each quarter and 5% and 7% of license fee revenues in each quarter, respectively. Cost of license fees in the six month period ended June 30, 1997 and 1998 were $9.3 million and $22.2 million, respectively and represented 3% and 4% of total revenues and 5% and 8% of license fee revenues in the six month period ended June 30, 1997 and 1998, respectively. Royalty costs in the first quarter of 1998 included a one time $2.5 million buy out of royalty fees related to providing certain technology embedded in Release 7.5 to its existing customer installed base. In addition, cost of license fees has grown as a percentage of revenues due to royalty agreements related to OLAP tools embedded within the Company's products and royalties owed on the Student Administration and Treasury products. The Company's system solutions are based on a combination of internally developed technology and application software products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods (1).

     Cost of services consists principally of account management field support, training, consulting and product support. These costs increased 78% from $55.2 million in the three month period ended June 30, 1997 to $98.2 million for the same period in 1998, representing 30% and 31% of total revenues in each quarter, respectively, and 63% and 57% of service revenues in those quarters. Costs increased by 88% from $98.5 million in the six month

------------
(1) Forward-Looking Statement
period ended June 30, 1997 to $185.0 million for the same period in 1998, representing 29% and 31% of total revenues and 63% and 59% of service revenues in those periods, respectively. The increase in cost of services is due to significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training and account management staff. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years in response to customer demand. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of total revenues, in future periods (1).

     Sales and marketing expenses increased by 69% from $50.2 million in the three month period ended June 30, 1997 to $84.6 million for the same period in 1998, representing 27% and 26% of total revenues in each period, respectively. These expenses increased by 66% from $94.5 million in the six month period ended June 30, 1997 to $157.3 million for the same period in 1998, representing 28% and 26% of total revenues, respectively. The increase in sales and marketing expenses is attributable to the Company's continued expansion of its direct sales force, increased commission expense associated with higher revenue, continued investment in building an international direct sales force and increased marketing expenses for the Company's expanded software product offerings. The Company continues to increase its direct sales and marketing expenditures to address certain international markets, grow its industry focused enterprise sales force structure and fund both cross industry and industry specific marketing and sales activities. Consequently, such expenses may increase as a percentage of total revenues in future periods (1).

     Software product development expenses increased by 73% from $29.6 million in the three month period ended June 30, 1997 to $51.0 million for the same period in 1998, representing 16% of total revenues in each quarter. These expenses increased by 71% from $54.8 million in the six month period ended June 30, 1997 to $93.9 million for the same period in 1998, representing 16% of total revenues in each period. Software product development expenditure increases are directly attributable to increases in the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support software product development initiatives in the following areas: (i) expansion and enhancement of the Company's core software product offerings in the areas of HRMS, Financial Management Systems, and Distribution/Materials Management Systems and Supply Chain Management software; (ii) the enhancement of the Company's platform development, certification, software product testing and overall release management capabilities; (iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; (iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and (v) the development of certain industry market products and versions of its core products suitable to the unique needs of customers within certain industries. In particular, the Company's development expenditure increases during the first half of 1998 were driven by expenditures associated with the release of PeopleSoft 7.5. The Company intends to continue to invest significant resources in upcoming releases, and anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues(1).

     General and administrative expenses increased 66% from $10.4 million in the three month period ended June 30, 1997 to $17.4 million for the same period in 1998, representing 6% of total revenues in each quarter. These expenses increased by 56% from $19.6 million in the six month period ended June 30, 1997 to $30.6 million for the same period in 1998, representing 6% and 5% of total revenues in each period, respectively. The dollar increase in general and administrative expenses resulted primarily from increases in staffing and related infrastructure to support the Company's growth, and increases in administrative expenses associated with the operation of foreign subsidiaries. These expenses include a one-time charge of $3.4 million during the second quarter of 1998 related to a contractual dispute.

     Operating margins for the three month period ended June 30, 1998 decreased to 18.2% compared to 18.5% for the same period last year and 18.4% for the first quarter of 1998, respectively. Operating margins for the six month period ended June 30, 1998 increased slightly to 18.3% compared to 18.1% for the same period in 1997.

------------
(1) Forward-Looking Statement

     Other income, consisting primarily of interest, increased from $2.4 million in the three month period ended June 30, 1997 to $4.9 million for the same quarter in 1998, and increased from $4.5 million in the six month period ended June 30, 1997 to $8.4 million for the same period in 1998. The increase was due to higher cash balances based upon improved cash collections and higher return on investments based on a shift into higher yield taxable securities. In January 1998, the Company initiated a foreign currency transaction hedging program. The hedging transactions were effective in offsetting foreign currency transaction gains and losses in the quarter.

PROVISION FOR INCOME TAXES

     The Company's income tax provision increased from $14.2 million in the three month period ended June 30, 1997 to $24.0 million for the same quarter in 1998 and increased from $25.6 million in the six month period ended June 30, 1997 to $44.7 million for the same period in 1998. The provision for income taxes was 38% of income before taxes for the six months ended June 30, 1998, which represents a .5% decline from the 1997 annual effective income tax rate of 38.5%. The effective tax rate is based on management's current estimates and forecasts of the Company's taxable income in multiple domestic and foreign taxing jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate. As permitted by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has recorded $40.9 million in net deferred tax assets as of June 30, 1998.

EARNINGS PER SHARE

     The Company's earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", consistent with reporting for the fourth quarter of 1997. The new method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Diluted earnings per share increased from $0.09 in the three month period ended June 30, 1997 to $ 0.15 for the same period in 1998 and from $0.16 for the six month period ended June 30, 1997 to $0.28 for the same period in 1998. Earnings per share for the six months ended June 30, 1998 increased as a result of the 82% increase in net income from $40.1 million for the six month period ended June 30, 1997 to $73 million for the same period of 1998, partially offset by a 4% increase in the number of shares used in the diluted per share computation from 248.8 million shares for the six month period ended June 30, 1997 to 257.6 million shares for the same period in 1998. The increase in weighted average shares outstanding was due to the exercise of stock options, the exercise of warrants in the fourth quarter of 1997, and the issuance of shares under the employee stock purchase plan. Shares outstanding during 1998 will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the anticipated exercise during 1998 of warrants for approximately 3.2 million shares; (iii) the issuance of common shares associated with the Company's employee stock purchase program; (iv) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; and, (v) the issuance of common stock to affect business combinations should the Company enter into such transactions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $150.4 million during the six month period ended June 30, 1998, compared to $77.1 million in the same period in 1997. In both periods, cash provided by operating activities was due principally to earnings and increases in deferred revenues and non-cash expenses that were partially offset by increases in other assets and receivables, tax benefits related to employee stock transactions, and continued increases in non-cash expenses. In the first half of 1998, cash from operations was also provided by increases in accounts payable and other accrued liabilities. From December 31, 1997 to June 30, 1998, net accounts receivable increased from $299.2 million to $341.2 million, respectively, and deferred revenues increased from $327.7 million to $396.2 million over the same period. The increase in net accounts receivable resulted from the growth in customer licensing and service activity offset by cash collections. Deferred revenue has increased as a result of the growth in customer licensing activity and the associated deferrals of revenues related to services to be provided to new licensees. In addition, the Company's expanded installed base has resulted in increased deferred revenues related to ongoing maintenance and other services. Increases in payables and other assets were due to general growth in the Company's operations.

     The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of a quarter-end accounts receivable to the sum of quarterly revenues and the net change in quarter-end deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, DSO was 86 days as of June 30, 1997, 88 days as of December 31, 1997 and 86 days as of June 30, 1998. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through standard acceptance) or dates that generally span four to nine months, and contracting activity is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

     During the first six months of 1997 and 1998, the Company's principal use of cash for investing activities included purchases of investments and property and equipment, comprised of computer and network equipment, to accommodate employee and facility expansions and to support the Company's growing training capacity requirements.

     Financing activity for the first six months of 1997 and 1998 related to the proceeds from the exercise of common stock options by employees and stock issuances under the employee stock purchase program. The Company believes granting stock options is essential in attracting and retaining key employees who are critical to the Company's success. The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. There can be no assurance that employee stock activity will continue to generate substantial funds in the future.

     As of June 30, 1998, the Company had $285.2 million in working capital, including $349.9 million in cash and cash equivalents, and $127.5 million in short term investments, consisting primarily of high quality municipal bonds and money market funds. The Company believes that existing cash and short term investment balances, proceeds from sales of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, at least through June 1999(1).

SALE-LEASE BACK TRANSACTION

     During the third quarter of 1998, the Company entered agreements to sell one of its Pleasanton, California office buildings and related land, and lease back the site. The initial lease term is for 10 years with PeopleSoft options to terminate as early as 4 years or incrementally extend the term of the lease up to 20 years. The transaction is expected to close prior to the end of the third quarter. The sales price of approximately $50.0 million will result in a book gain of approximately $20.0 million. The monthly lease charge over the term is equivalent to prevailing market rates for similar office space in the area and thus the gain will be amortized over the lease period. The Company holds a first right of refusal to additional space within the site as non-PeopleSoft tenant's leases expire.

ACQUISITIONS

     PeopleSoft entered into a definitive agreement to acquire all outstanding equity interest of Intrepid Systems, Inc., ("Intrepid") a leading provider of retail management solutions. PeopleSoft will issue up to 1,372,745 shares of common stock and options to purchase common stock in a transaction that will be accounted for as a pooling of interests provided that requisite shareholder approval and other conditions are satisfied. In the event that such conditions are not satisfied and, as a result, the transaction is not accounted for as a pooling of interests, PeopleSoft will issue 1,145,239 shares of common stock and options to purchase common stock. In either case, the total number of shares that PeopleSoft will issue will be reduced by 30,713 share if Intrepid's agreement with Andersen Consulting is not amended to the satisfaction of PeopleSoft. The transaction is anticipated to close by the end of the third quarter 1998, subject to requisite shareholder approval and the satisfaction of customary closing conditions.

     PeopleSoft entered into a definitive agreement to acquire all outstanding equity interest of TriMark Technologies, Inc., a leading provider of software solutions for the life insurance industry. PeopleSoft and TriMark are taking initial steps toward the life insurance industry's first single-source, integrated enterprise solution.

------------
(1) Forward-Looking Statement

PeopleSoft will issue shares of common stock and options for all of the outstanding equity interests of TriMark in a transaction that will be accounted for as a pooling of interests. The transaction is expected to close prior to the end of the first half of 1999. Prior to closing the transaction, PeopleSoft and TriMark will operate independently within a development, marketing, sales and support relationship that will streamline the eventual merging of the two companies.

FINANCIAL RISK MANAGEMENT

Foreign Exchange

     PeopleSoft's revenue originating outside the United States was 15% of total revenues in the first half of 1998, the same as 1997. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     In the first quarter of 1998, the Company initiated a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have three months or less to maturity. Gains and losses on hedges are recorded in Other income and offset against losses and gains on the underlying exposures. Management of the foreign exchange hedging program is done in accordance with a corporate policy approved by the Company's Board of Directors.

     At June 30, 1998, hedge positions totaled U.S. Dollar 11.4 Million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

Interest Rates

     The Company invests its cash in a variety of financial instruments, including bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. These investments are denominated in U.S. Dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term time deposits of the local operating bank.

     Interest income on the Company's investments is recorded in Other income. The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalent, short term, and long term investments are treated as "available-for-sale" under SFAS 115.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

     The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At June 30, 1998, the average maturity of the Company's investment securities was roughly five months. No investment securities had maturities exceeding two years. The following table presents certain information about the Company's financial instruments at June 30, 1998 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities, therefore the average interest rates below are most comparable to tax-exempt interest rates. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at June 30, 1998:


                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                         1 YEAR       MORE THAN                  FAIR VALUE
(DOLLARS IN MILLIONS)                    OR LESS       1 YEAR        TOTAL        6/30/98
                                         -------      ---------      ------      ----------
Available-for-sale securities            $243.1        $91.9         $335.0        $335.2
Weighted average interest rate              4.0%         4.0%

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

o Based on management's current expectations of contracting activity, and an analysis of the Company's service delivery capacity and the expected customer utilization of such services, the Company expects total revenues for the third quarter of 1998 to increase approximately 60% over total revenues recorded in the same quarter of the prior year(1). For the 1998 calendar year, the Company expects total revenues to increase between 60% and 65% over the total revenues recorded for the prior full year(1). As with any forecast, actual results could vary within a few percentage points on either side of these estimates even if there are no material changes to the underlying assumptions, and longer term forecasts can be expected to have relatively higher variability. The key assumptions on which this forecast is based include, but are not limited to, the following: (i) total actual available market opportunities must be reasonably consistent with those forecasted by certain major information technology market research firms; (ii) the preservation of the Company's ability to generate a sufficient number of qualified leads through its ongoing marketing programs; (iii) an increase in the Company's direct sales capacity through the successful recruitment, hiring, training and retention of additional sales and sales support personnel; (iv) no significant adverse changes in the competitive landscape; and (v) the continued demand for the Company's applications as an alternative to modification of legacy systems where prospects have issues relating to data processing in the Year 2000. In addition, the achievement of expected contracting activity and total revenues is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, fluctuations in quarterly operating results; changes in customer demand; the timing and complexity of large transactions including the bundling of significant amounts of professional services; ability to recognize contracting activity in the current quarter under revenue recognition accounting rules; success of international operations; reliance on third parties for sales, marketing and implementation assistance; timing and acceptance of software products and product development; and the ability to execute hiring and facility expansion plans.

o The Company's operating model is based on a rolling four quarter target operating margin of between 18% and 20%. The Company expects that the 1998 full year results will fall within this range (1). Due to the significant operating leverage which is characteristic of the software industry, any deviation in the expected revenues could significantly impact the Company's ability to meet the target operating margins. Achievement of forecasted operating margins is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, achievement of revenue forecasts as discussed above; continued introduction and marketing of new and enhanced versions of software products; successful penetration of international markets; continued acceptance of the Company's software products, particularly its proprietary software development tools; successful porting and acceptance of its software products on a variety of platforms; continued acceptance of its application security architecture and intellectual property, preservation of its proprietary rights and product liability protections; and continued success in hiring, training and retaining key personnel and completing expansion of facilities.

o Based on projected cash and investment balances, constant interest rates and no unusual items of other income or expense, the Company expects other income for the third quarter of 1998 to be flat to slightly up compared to the level of other income recorded in the second quarter of 1998(1). The achievement of forecasted other income targets is dependent on: (i) stable financial markets which preclude a significant overall decline in investment yields, or a significant fluctuation in foreign currency exchange rates, and (ii) avoidance of default

------------
(1) Forward-Looking Statement
     on any individual significant investment. Should the Company decide to utilize a significant portion of its current cash and investments to acquire complementary businesses, products, technologies, additional facilities through purchase of land and/or buildings, repurchase shares of stock, or pay dividends, interest income may decline significantly causing other income to deviate from forecasted amounts.

o Based on current tax law and the Company's present forecast of operating results by country, the Company expects its effective tax rate in 1998 to be 38%(1). The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate.

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

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's 1997 Annual Report to Stockholders (Form 10-K).

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies. Contracting activity is difficult to forecast for a variety of reasons including: (i) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (ii) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software product solutions for each customer's overall business, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process; (iii) the size of license transactions can vary significantly; (iv) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, customer company management, budgetary constraints or strategic priorities; (v) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even after selection of a vendor; (vi) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; (vii) potential customer evaluations of their legacy systems and their decisions whether to repair or replace existing applications which have Year 2000 operability issues;
(viii) changes in the Company's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns; and (ix) changes in economic, political and market conditions can adversely impact business opportunities without reasonable notice. With respect to potential customer evaluations of their Year 2000 operability issues, while the Company believes that such evaluations to date have, on balance, increased demand for its applications, such demand is subject to change as the Year 2000 draws closer since lead times required to complete systems implementations preclude system replacement as a timely solution to the Year 2000 issue. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the issue on quarter to quarter revenue achievement is limited.

------------
(1) Forward-Looking Statement

     The Company's recognition of license fee revenue can be deferred for a significant period of time after execution of the related license agreements as a result of several factors, including the following: (i) the license agreement may be entirely related to then currently undeliverable software products; and
(ii) enterprise transactions may include software products that are then currently deliverable, as well as software products that are still under development. To the extent that Company enters into a license agreement for the provision of both software product categories, the Company must have established separate values for all elements under the license agreement, and the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions consistent with generally accepted accounting principles to permit any revenue recognition under the license agreement. Other factors in determining the Company's recognition of license fee revenue include the following: (i) whether the customer demands services that include significant modifications, customizations or complex interfaces; (ii) whether the license agreement includes non-standard acceptance criteria which may preclude revenue recognition prior to customer acceptance; and (iii) whether the license agreement includes fees with extended payment terms or fees that are dependent upon acceptance of services or other contingencies. All of the above factors, as well as other specific requirements under recently published generally accepted accounting standards for software revenue recognition, create circumstances under which the Company must have very precise contractual agreements in order to recognize revenue upon initial software product delivery. Although the Company has a standard form of license agreement which meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions which permit recognition of revenue at the time of delivery or even allow the recognition of revenue using percentage of completion contract accounting.

     Service revenues may vary from quarter to quarter due to variances in prior quarter contracting activity because service revenue typically lags license fee revenue. The Company's ability to increase services revenue is dependent on its ability to increase the number of its licensing agreements that provide opportunities for consulting, training, and subsequent maintenance revenues. Additionally the Company may not be able to recruit, hire, and train sufficient numbers of qualified consultants to perform such services.

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition" was issued by the American Institute of Certified Public Accountants in October 1997 and addresses software revenue recognition matters. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company believes its current revenue recognition policies and practices are materially consistent with the SOP. However, implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations is being discussed within the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and net income.

     In addition, such implementation guidance may necessitate substantial changes in the Company's business practices in order for the Company to continue to recognize a substantial portion of its license fee revenue upon delivery of its software products. Such changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect operations. In addition, the Company could become competitively disadvantaged relative to foreign-based competitors not subject to U.S. generally accepted accounting principles.

OPERATING LEVERAGE

     Like many of its competitors, the Company's business model is characterized by a very high degree of operating leverage. Employee and facility related expenditures comprise a significant portion of the Company's operating costs and expenses, and over the short term are relatively fixed. In addition, the Company's expense levels and hiring plans are based, in significant part, on the Company's projections of future revenue. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future.

FUTURE OPERATING RESULTS UNCERTAIN

     Segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. The Company's operations may, in the future, experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers, and other factors affecting capital spending. There can be no assurance that any one or more of such factors will not have a materially adverse effect on the Company's business, operating results, financial condition, or business prospects. Although the Company's 1998 operating budget is based on projections of a material increase in total revenues over the corresponding actual results for 1997, the Company does not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods.

     The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, affected by such trends in the future. The Company's seasonal revenue patterns, which are typically characterized by relatively weak first and second quarters and relatively strong third and fourth quarters, can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies. However, there can be no assurance that the third and fourth quarters of the current fiscal year will produce stronger revenues or earnings than those recorded in the first and second quarters.

INTERNATIONAL OPERATIONS

     The Company has committed, and will continue to commit substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including many of those in which the Company operates, are higher than in the United States. In order to increase international sales in 1998 and subsequent periods, the Company must continue to globalize its software product lines, expand existing and establish additional foreign operations, hire additional personnel, identify suitable locations for sales, marketing, customer service and development, and recruit international distributors and resellers in selected territories. If the Company's international expansion and/or product globalization is not successful, it is likely to have a negative impact on the Company's operating results.

     The Company's sales through its foreign operations are generally denominated in the functional currency of each of its foreign subsidiaries. Unexpected changes in the exchange rates for these foreign currencies could result in significant fluctuations in the foreign currency transaction and translation gains and losses in future periods. In January 1998, the Company implemented a hedging program designed to mitigate the potential impact of exchange rate fluctuations. In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. These hedges will only be undertaken should the Company deem them necessary to protect the U.S. Dollar value of the underlying exposure. The Company began hedges of existing foreign currency transaction exposures in the first quarter of 1998. However, if the Company is unable to hedge potential significant exposures due to lack of certainty or ability to reasonably estimate its foreign exchange exposure, there could be a material adverse impact to the Company's operating results.

COMPETITION

     The market for business application software has been intensely competitive for the past three years and is currently intensifying. The Company faces competition from a variety of software vendors including enterprise application software vendors, manufacturing application software vendors, enterprise resource optimization application software vendors, financial management systems and HRMS application software vendors and software tools vendors. Although the Company believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. Consequently, competitive differentiators now include more subtle architectural and technological factors, such as web enablement, enterprise software product breadth and individual product features, service reputation, product flexibility, ease of implementation, international software product version availability and support, and price.

     Intense competition could potentially lead to increased price competition in the market, forcing the Company to reduce prices which may result in reduced gross margins and loss of market share by the Company which in turn, could materially adversely affect the Company's business, operating results, financial condition, and business prospects.

     In recent quarters, the Company has observed increasingly aggressive pricing practices on the part of its competitors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with all new competitors that may enter into the enterprise application software market, PeopleSoft faces significant competition from SAP AG and Oracle Corporation, and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of software product integration across the enterprise solution and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over PeopleSoft in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS (relational database management system) is a supported platform underlying a significant share of PeopleSoft's installed applications.

     The Company entered the manufacturing software application markets in 1996. In these markets, PeopleSoft faces competition from several of its existing competitors including those listed immediately above and others such as Baan Company N.V., QAD, Ross Systems, J.D. Edwards and a large number of niche competitors already in the manufacturing market.

     In addition, since its acquisition of Red Pepper Software in the fourth quarter of 1996, the Company has competed in the emerging enterprise resource optimization software solutions market. PeopleSoft faces several current and potential competitors in this market including: (i) companies such as i2 Technologies, Manugistics and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP (material requirements planning) solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc. (formerly Marcam Corporation), Marcam Solutions, Inc. and Cap Logistics; (iii) other business application software vendors that may broaden their product offerings by internally developing (such as SAP's recently announced initiatives in this area), acquiring (such as Baan's recent acquisitions of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

     PeopleSoft also faces competition from providers of HRMS software products including Cyborg Systems, Lawson Associates, Integral Systems, Inc., InPower, Inc. and Ceridian, and from providers of financial management systems software products including Computron Software, Inc., Flexiware International, Hyperion Software, Lawson Associates and other smaller companies. In addition, Shared Medical Systems, Inc. ("SMS") has the right to sublicense selected PeopleSoft software products in competition with PeopleSoft's marketing efforts in selected markets. Pursuant to the terms of the SMS agreement, PeopleSoft provided a notice of default and termination to SMS on March 19, 1998. SMS contested the notice of termination and, pursuant to the agreement, the parties tendered the dispute to an arbitration panel. On July 17, 1998, the arbitration panel rendered its final decision, determining that PeopleSoft's interpretation of the disputed royalty provision was correct and certain disputed sums were to be paid to PeopleSoft, but that PeopleSoft's notice of termination was ineffective.

     In addition, as the year 2000 approaches, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to purchasing the Company's software products which in turn may result in increased competition from outsource services such as Computer Science Corporation (CSC), Electronic Data Systems Corporation (EDS), IBM, ADP, Ceridian, and other smaller companies.

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

     During the second quarter, the Company announced its intention to acquire Intrepid. This transaction is anticipated to close by the end of the third quarter of the current year, subject to obtaining the requisite shareholder approval from Intrepid's shareholders and the satisfaction of customary closing conditions. The accounting treatment will not be finalized until closing. Should this transaction be accounted for as a purchase transaction, there may be a significant charge to income for in process research and development which would have a material impact on the results of operations for both the quarter and the year.

RELIANCE ON PROPRIETARY SOFTWARE DEVELOPMENT TOOLS

     The Company's software products include a suite of proprietary software development tools known as "PeopleTools," which are fundamental to the effective use of the Company's software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and are attempting to establish their software development tools as accepted industry standard. In the event that a software product other than PeopleTools becomes the clearly established and widely accepted industry standard, the Company may need to abandon or modify PeopleTools in favor of such an established standard, may be forced to redesign its software products to operate with such third party's software development tools, or may be faced with the potential sales obstacle of marketing a proprietary software product against other vendors' software products incorporating a standardized software development toolset. Accordingly, in any of these cases, the Company's results of operations could be materially adversely affected.

RELIANCE ON THIRD PARTIES FOR SALES AND MARKETING

     A key aspect of the sales and marketing strategy for the Company is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be materially adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, PeopleSoft's software products may be a less desirable recommendation alternative for integrators who both provide selection advice and generate consulting fees from customers by providing implementation services. Due to the foregoing factors, the Company's results of operations could be materially adversely affected.

DEPENDENCE ON THIRD PARTY TECHNOLOGY

     PeopleSoft incorporates numerous critical third party software products into its software product offerings under reseller license agreements with third parties. In the event that any of PeopleSoft's licenses to such software are terminated, there could be a material adverse effect to PeopleSoft including its products becoming inoperable or their performance being materially reduced. If any of the third party software vendors change their product offerings, PeopleSoft may need to incur additional engineering costs to ensure continued performance of its products. In addition, material increases in the cost to license any of these third party software products could result in a material adverse change from PeopleSoft's historical gross margin levels.

     PeopleSoft relies on existing partnerships with certain other software vendors who are also competitors. For example, PeopleSoft partners with Oracle when PeopleSoft customers select an Oracle database to run in conjunction with PeopleSoft's financial package. However, Oracle is a competitor of PeopleSoft in the financial data management area. These partners/competitors may change their business practices in the future resulting in PeopleSoft's need to find alternative vendors of complementary software.

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

     Beginning with Release 6, the Company integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, additional Tuxedo features will be integrated to allow applications to run on a distributed basis using a multi-tiered client/server architecture. Cognos' Powerplay product and Arbor's Essbase product will be bundled to incorporate desktop on-line analytical processing ("OLAP") capabilities. Such enhancements may be critical to the competitiveness of the Company's software products in the future. Integration of these and other products is complex and no assurance can be made that these efforts will be successful or result in significant software product enhancements.

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

RELIANCE ON CLIENT PLATFORMS

     At the present time, the Company supports client platforms utilizing browsers certified to run Java based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of PeopleSoft's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be materially adversely affected. The use of a Web browser (running on either a PC or network computer) to access client/server systems is emerging as an alternative client to the traditional desktop access through Microsoft Windows based personal computers. Such client access via the Internet will be subject to numerous risks inherent in utilizing the Internet including security, availability and reliability. There may be future or existing client platforms which achieve popularity within the business application marketplace and on which PeopleSoft may desire to offer its applications. Such future or existing client platforms may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the Company's successful support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

RELIANCE ON JOINT BUSINESS ARRANGEMENTS

     The Company has entered, and may in the future enter, into various development or joint business arrangements for the purpose of developing new software products or extensions to existing software products. Under these development arrangements, the Company is generally the exclusive remarketer of the developed software products and pays a royalty to the funding entities based on license fees received from end user licenses of these software products. Under joint business arrangements, the Company may distribute or jointly sell with its business partner an integrated software product. While the intent of such arrangements is to develop business applications that are integrated with the Company's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should such arrangements require additional investments from third parties or business partners to complete development or enhance the software product, there can be no assurance that investments will be available on terms mutually acceptable to the Company and the business partner, or the existing or other potential third party funding source(s). Should PeopleSoft acquire title to the software products or technology from the third party entity, such an acquisition might be accounted for using the purchase method which is likely to result in either or both of the following accounting treatments: (i) a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or (ii) the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations. Should either of these scenarios occur, the results of operations of one or more future periods could be materially adversely impacted. For example, in connection with its acquisition of PMI in 1996, the Company incurred a charge to earnings of $22.5 million for in-process research and development.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards certain aspects of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company received its first patent in June 1995 and its second patent in August 1995. In July 1996, the Company received title to a third patent as part of a teaming and development agreement. In May and June of 1998, the Company received title to its fourth and fifth patents emanating from the Red Pepper Software technology. The Company also has two additional patent applications pending. There can be no assurance that any issued patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent software product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

     The Company does not believe that its software products, software products acquired form acquisitions, third party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the property rights of any third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

PRODUCT LIABILITY

     The Company's license agreements contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state, local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates the risk of a claim being pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of such software products may increase PeopleSoft's exposure to product liability claims against the Company.

GROWTH IN OPERATIONS

     The Company has experienced an extended period of significant revenue growth, growth in the Company's customer base, expansion of its software product lines and supported platforms, a significant expansion in the number of its employees, increased pressure on the viability and scope of its operating and financial systems and expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources, including its services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve the speed and quality of its information decision support systems, management decisions, reporting systems, procedures and controls. There can be no assurance that the Company's personnel, procedures, systems and controls will be adequate to support the Company's future operations.

KEY PERSONNEL

     PeopleSoft believes that its continued success will depend in large part upon its ability to attract, train and retain highly skilled technical, managerial and marketing personnel. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications within various desired geographic locations, or with certain industry specific domain expertise. Growth in contracting activity could be impacted by the Company's ability to attract, train, retain and manage productive sales and sales support personnel.

     The loss of services of one or more of the Company's key employees could have a materially adverse effect on the Company's business, operating results and financial condition. The Company has historically experienced a very low attrition rate amongst all of its employees, especially those in critical positions. The Company has several retention programs in place to retain such key personnel including granting of stock with annual vesting periods over five years. A number of key employees have vested stock options that have a relatively low price when compared to the Company's current stock price. These potential gains provide these employees the economic freedom to explore personal objectives both within and outside the Company which may result in the loss of one or more key employees during the coming years.

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

YEAR 2000 COMPLIANCE

     The Company's internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of America (ITAA) as Year 2000 compliant, therefore the Company does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. PeopleSoft is not aware of any material operational issues or costs associated with preparing internal systems for the Year 2000. However, the Company utilizes other third party vendor network equipment, telecommunication products, and other third party software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

EUROPEAN MONETARY UNION (EMU)

     The Company's internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. PeopleSoft's latest software release contains EMU functionality that allows for dual currency reporting and information management. PeopleSoft is not aware of any material operational issues or costs associated with preparing internal systems for the EMU. However, the Company utilizes other third party vendor network equipment, and other third party software products that may or may not be EMU compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post EMU may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

     Furthermore, the company's foreign exchange exposures to legacy sovereign currencies of the participating countries in the EMU will become foreign exchange exposures to the euro upon its introduction. Currently, the Company has no derivative foreign exchange contracts denominated in legacy sovereign currencies with maturity of January 1, 1999 or later. To the extent hedging transactions are entered for exposures after January 1, 1999, they will be denominated in euros as applicable. Although the Company is not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the euro, conversion may result in problems which may have an adverse impact on the Company's business because the Company may be required to incur unanticipated expenses to remedy these problems.


EXPANSION OF FACILITIES

     The Company has experienced an extended period of growth that has resulted in a significant expansion in the number of its employees. Commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a consequence, the Company expects to experience increasing difficulty in obtaining additional space within which to expand its operations. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely affect the Company's operations and financial results.

     Additionally, the Company may commit to real estate projects in order to expand its operations to accommodate expected growth. Such real estate projects typically have a lead time of over one year from commitment date to occupancy. There can be no assurance that the anticipated growth projections will be realized, and therefore, the Company may be subject to increased fixed costs which cannot be recovered from operations, resulting in material reductions to net income and cash flows.

VOLATILITY OF STOCK PRICE

     As is frequently the case with stock of high technology companies, the market price of PeopleSoft's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new software products by PeopleSoft or its competitors, and macroeconomic conditions in the computer hardware and software industries generally, may have a significant impact on the market price of the stock of PeopleSoft. If revenue or earnings in any quarter fail to meet the expectations (published or otherwise) of the investment community, there could be an immediate impact on PeopleSoft's stock price. In addition, as described in the Possible Adverse Effects of Recent Securities Issuances section below, the Company has issued shares, stock options and warrants which, if sold directly or exercised and sold on the open market in large numbers, could cause the Company's stock price to decline in the short term. The Company can provide no assurance as to when and if such a short term stock price decline may recover. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. Any such broad market fluctuations may materially adversely affect the market price of PeopleSoft stock

POSSIBLE ADVERSE EFFECTS OF OUTSTANDING WARRANTS AND OPTIONS

     The Company has outstanding warrants to purchase 6,400,000 shares of its common stock which have exercise prices below the current market price of the common stock. The exercise of these warrants and resale of the underlying shares could adversely affect the market price of the Company's common stock. At June 30, 1998 the Company had 14,272,848 outstanding exercisable options to purchase common stock issued pursuant to employee stock plans which could have exercise prices below the current market price of the common stock. The exercise of such stock options and sale of a significant number of the underlying shares could adversely affect the market price of the Company's common stock.

INVESTMENTS AND LIQUIDITY

     The Company's short term and long term investments consist primarily of high quality municipal bonds, U.S. government securities, corporate debt securities and tax-advantaged money market funds. Despite favorable credit ratings on these investments, there can be no assurance the issuers will not default on their obligations, and any such default may result in the loss of principal and accrued interest by PeopleSoft. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash, and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products or technologies and capital expenditures may require additional sources of financing. There can be no assurance that the Company would be able to obtain additional sources of financing or additional financing at terms favorable to the Company.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Company held its annual meeting of stockholders on May 26, 1998.

     (b) Pursuant to the election of the three directors listed under Item 4(c)(i), Mr. Albert W. Duffield, Mr. Cyril J. Yansouni, and Mr. A. George "Skip" Battle were each elected for a two year term. Mr. David
          A. Duffield, Mr. Edgar F. Codd, and Mr. George J. Still Jr. still continue as directors and were elected at the prior year's annual meeting for a term of two years.

     (c)  The Company's stock holders voted the following matters:

          (i) Election of three directors. All directors proposed by management were elected.

                              Number of       Number of         Number of       Number of     Number of Broker
 Name of Nominee              Votes For     Votes Against    Votes Withheld    Abstentions       Non Votes
 ---------------              ---------     -------------    --------------    -----------       ---------
Albert W. Duffield           127,372,528       144,020              -               -                -
Cyril J. Yansouni            127,399,565       116,983              -               -                -
A. George "Skip" Battle      127,399,051       117,497              -               -                -


          (ii) Approval of an amendment to the Restated Certificate of Incorporation to increase the authorized number of Common Stock of the Company to 700,000,000 shares. 123,910,672 votes were cast in favor of the amendment, 3,540,709 votes were cast against, zero votes were withheld, there were 65,167 abstentions, and zero broker non votes.

          (iii) Approval of an amendment to the 1989 Stock Option Plan to increase the term of the Option Plan from September 1999 to March 17, 2008 and increase the number of shares of Common Stock reserved for issuance under the Option Plan 1) in 1998 by 5,000,000 shares of Common Stock, and 2) in each subsequent year during the term of the Option Plan by a number of shares of Common Stock equal to the lesser of 20,000,000 shares of Common Stock (with such number adjusted appropriately for any stock split or similar transaction) or 5% of the number of shares of Common Stock issued and outstanding on the last day of the immediately preceding fiscal year. 115,948,269 votes were cast in favor of the amendment, 11,403,911 votes were cast against, zero votes were withheld, there were 164,368 abstentions, and zero broker non votes.

          (iv) Approval of an amendment to the 1992 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Purchase Plan 1) in 1998 by 700,000 shares of Common Stock, and
               2) in each subsequent year during the term of the Purchase Plan by 1.5% of the shares of Common Stock issued and outstanding on the last day of the immediately preceding fiscal year. 126,167,266 votes were cast in favor of the amendment, 1,207,131 votes were cast against, zero votes were withheld, there were 142,151 abstentions, and zero broker non votes.

          (v) Ratification of independent public auditors. The Stockholders ratified the appointment of Ernst & Young LLP as the Company's independent public auditors for the fiscal year ended December 31, 1998. 127,292,993 votes were cast in favor of the appointment, 134,666 votes were cast against, zero votes were withheld, there were 88,889 abstentions, and zero broker non votes.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8 - K

     (a)  Exhibits

     27.1 Financial Data Schedule - Six months ended June 30, 1998

     (b)  Reports on Form 8 - K

     No reports on Form 8 - K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  August 14, 1998

                                   PEOPLESOFT, INC.

                                   By: /s/ ALFRED J. CASTINO
                                      -------------------------------
                                       Alfred J. Castino
                                       Vice President of Finance,
                                       Chief Accounting Officer and
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS

EXHIBIT #                   EXHIBIT TITLE                                 PAGE
---------                   -------------                                 ----
  27.1          Financial Data Schedule - June 30, 1998