Form 10-Q
period 1998-09-30
PEOPLESOFT INC
filed 1998-11-16
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

                                                              Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                           OUTSTANDING AT OCTOBER 31, 1998
           -----                           -------------------------------
Common Stock, par value $.01                         233,017,263


================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
              PART I       FINANCIAL INFORMATION

                           ITEM 1 - Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets as of                   3
                           December 31,  1997 and September 30, 1998

                           Condensed Consolidated Statements of Income for the           4
                           Three Months Ended September 30, 1997 and September
                           30, 1998; and Nine Months Ended September 30, 1997
                           and September 30, 1998

                           Condensed Consolidated Statements of Cash Flows for           5
                           the Nine Months Ended September 30, 1997 and
                           September 30, 1998

                           Notes to Condensed Consolidated Financial Statements          6

                           ITEM 2 - Management's Discussion and Analysis of              9
                           Financial Condition and Results of Operations

              PART II      OTHER INFORMATION

                           ITEM 1 -  Legal Proceedings                                  31
                           ITEM 2 -  Changes in Securities and Use of Proceeds          31
                           ITEM 3 -  Defaults upon Senior Securities                    31
                           ITEM 4 -  Submission of Matters to a Vote of Security        31
                                     Holders
                           ITEM 5 -  Other Information                                  31
                           ITEM 6 -  Exhibits and Reports on Form 8 - K                 31

              SIGNATURES                                                                32

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.

                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                1997             1998
                                                             -----------      -----------
           ASSETS
Current assets:
     Cash and cash equivalents                                  $267,897       $  474,905
     Short term investments                                      124,565          150,974
     Accounts receivable, net                                    299,243          351,612
     Deferred income taxes                                        25,320           39,613
     Other current assets                                          9,021           38,504
                                                                --------       ----------
        Total current assets                                     726,046        1,055,608

Property and equipment, at cost                                  195,667          282,633
     Less accumulated depreciation and amortization              (78,492)        (112,236)
                                                                --------       ----------
                                                                 117,175          170,397

Investments                                                       26,783           51,742
Deferred income taxes                                              7,371            7,371
Capitalized software, less accumulated amortization                9,706            8,878
Other assets                                                      11,255           12,110
                                                                --------       ----------
                                                                $898,336       $1,306,106
                                                                ========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                   $ 63,508       $   80,894
     Accrued compensation and related expenses                    67,486          102,584
     Income taxes payable                                         22,370           28,781
     Deferred revenue                                            327,668          397,648
                                                                --------       ----------
        Total current liabilities                                481,032          609,907

Long term deferred revenue
                                                                      --           58,537
Long term deferred gain
                                                                      --           19,529

Stockholders' equity:
     Common stock                                                  2,237            2,502
     Additional paid-in capital                                  219,005          303,767
     Accumulated foreign currency translation adjustment          (1,292)          (2,611)
     Retained earnings                                           197,354          314,475
                                                                --------       ----------
                                                                 417,304          618,133
                                                                --------       ----------
                                                                $898,336       $1,306,106
                                                                ========       ==========

       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.

                                ----------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                 ---------------------     ---------------------
                                                   1997         1998          1997         1998
                                                 --------     --------     --------     --------
Revenues:
   License fees                                  $112,977     $147,273     $293,418     $432,732
   Services                                       104,073      204,032      261,662      516,769
                                                 --------     --------     --------     --------
      Total revenues                              217,050      351,305      555,080      949,501

Costs and expenses:
   Cost of license fees                             6,113        8,184       15,440       30,420
   Cost of services                                59,805      116,254      158,350      301,206
   Sales and marketing                             61,495       90,033      155,967      247,302
   Product development                             34,851       54,478       89,689      148,377
   General and administrative                      10,978       17,029       30,548       47,608
                                                 --------     --------     --------     --------
      Total costs and expenses                    173,242      285,978      449,994      774,913
                                                 --------     --------     --------     --------

Operating income                                   43,808       65,327      105,086      174,588
Other income, interest expense and other            2,480        5,909        6,955       14,317
                                                 --------     --------     --------     --------

      Income before income taxes                   46,288       71,236      112,041      188,905
Provision for income taxes                         17,589       27,070       43,233       71,784
                                                 --------     --------     --------     --------
Net income                                       $ 28,699     $ 44,166     $ 68,808     $117,121
                                                 ========     ========     ========     ========

Basic income per share                           $   0.13     $   0.19     $   0.31     $   0.51
                                                 ========     ========     ========     ========
Shares used in basic per share computation        221,010      231,078      218,793      228,479
                                                 ========     ========     ========     ========

Diluted income per share                         $   0.11     $   0.17     $   0.27     $   0.45
                                                 ========     ========     ========     ========
Shares used in diluted per share computation      253,830      257,518      250,389      259,439
                                                 ========     ========     ========     ========

       See notes to condensed consolidated unaudited financial statements

\


                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1997            1998
                                                          ---------      ---------
OPERATING ACTIVITIES
Net income                                                $  68,808      $ 117,121
Adjustments:
   Depreciation and amortization                             28,673         40,953
   Provision for doubtful accounts                            6,935         29,130
   Provision for deferred income taxes                        7,952        (14,293)
   Changes in operating assets and liabilities:
      Accounts receivable                                  (155,371)      (245,075)
      Cash received from sales of accounts receivable        53,894        163,576
      Other current assets and noncurrent assets             (3,635)       (28,766)
      Accounts payable and accrued liabilities                1,808         12,324
      Accrued compensation and related expenses              20,930         35,098
      Deferred revenue                                      100,564        128,517
      Income taxes payable                                    7,537          6,411
      Tax benefits from employee stock transactions           9,343         24,741
                                                          ---------      ---------
   Net cash provided by operating activities                147,438        269,737

INVESTING ACTIVITIES
Purchase of investments                                    (127,971)      (180,728)
Sale of investments                                          50,044        129,360
Purchase of property and equipment                          (43,019)       (68,090)
Proceeds from sale of property and equipment                     --            147
Additions to capitalized software, net                       (1,557)        (2,385)
                                                          ---------      ---------
   Net cash used in investing activities                   (122,503)      (121,696)

FINANCING ACTIVITIES
Net proceeds from sale of common stock and
  exercise of common stock options                           28,753         60,286
                                                          ---------      ---------
   Net cash provided by financing activities                 28,753         60,286

Effect of foreign exchange rate changes on cash              (1,194)        (1,319)
                                                          ---------      ---------
Net increase in cash and cash equivalents                    52,494        207,008

Cash and cash equivalents at beginning of period            169,875        267,897
                                                          ---------      ---------
Cash and cash equivalents at end of period                $ 222,369      $ 474,905
                                                          =========      =========


       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The information at September 30, 1997 and 1998 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders (Form 10-K) for the year ended December 31, 1997. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.


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

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                    ---------------------     ---------------------
                                                        1997         1998         1997         1998
                                                    --------     --------     --------     --------
Numerator:
     Net income                                     $ 28,699     $ 44,166     $ 68,808     $117,121
                                                    ========     ========     ========     ========

Denominator:
     Denominator for basic income per share -
          weighted average shares                    221,010      231,078      218,793      228,479

      Employee stock options                          29,339       23,065       28,692       27,219
      Warrants                                         3,481        3,375        2,904        3,741
                                                    --------     --------     --------     --------
     Denominator for diluted income per share -
          adjusted weighted average shares and
          assumed conversions                        253,830      257,518      250,389      259,439
                                                    ========     ========     ========     ========

Basic income per share                              $   0.13     $   0.19     $   0.31     $   0.51
                                                    ========     ========     ========     ========

Diluted income per share                            $   0.11     $   0.17     $   0.27     $   0.45
                                                    ========     ========     ========     ========

3. ACCOUNTS RECEIVABLE

        Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. The principal components of accounts receivable at December 31, 1997 and September 30, 1998 were as follows (in thousands):

                                                      DEC. 31,        SEPT. 30,
                                                        1997           1998
                                                      ---------      ---------
Billed receivables                                    $ 200,081      $ 304,600
Unbilled  receivables                                   118,655         80,230
                                                      ---------      ---------
                                                        318,736        384,830
Allowance for doubtful accounts                         (19,493)       (33,218)
                                                      ---------      ---------
                                                      $ 299,243      $ 351,612
                                                      =========      =========

4. DEFERRED REVENUE

        Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods on or after October 1, 1999. The principal components of deferred revenue at December 31, 1997 and September 30, 1998 were as follows (in thousands):

                                               DEC. 31,      SEPT. 30,
                                                 1997          1998
                                              ---------     ---------
License fees                                  $  71,168     $  66,217
Maintenance                                     184,171       262,925
Training                                         46,201        70,239
Other services                                   26,128        56,804
                                              ---------     ---------
                                                327,668       456,185
Less: Long term deferred revenue                     --       (58,537)
                                              ---------     ---------
                                              $ 327,668     $ 397,648
                                              =========     =========

5.  TRANSFER OF FINANCIAL ASSETS

        The Company transfers the accounts receivable under certain software license and service agreements with customers to financing institutions, on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company typically does not maintain any servicing obligations under these arrangements and any servicing assets or liabilities resulting from the arrangements are insignificant.

6.  HEDGING OF INTERCOMPANY BALANCES

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

7.    COMMITMENTS AND CONTINGENCIES

        During the third quarter of 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 5 years. The Company has options to terminate up to 50% of the space as early as 4 years and the remaining 50% at the 5th year; or alternatively, the Company may extend the term of the lease in five year increments up to 20 years. Fees due upon termination, if applicable, are not significant to the overall lease payments but are being expensed over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a book gain of approximately $20.0 million, which will be amortized over the lease period. The monthly lease charge over the term is equivalent to prevailing market rates for similar office space in the area. The Company holds a right of first refusal to additional space within the site as other tenants' leases expire.

        Additionally, the Company purchased two parcels of land for $50.0 million during the third quarter. The Company has entered into an operating lease agreement on a building that will be constructed on one of the parcels. The monthly lease amount will be determined at the end of construction when the final construction cost is known. The estimated construction costs for the facilities of $110.0 million includes interest costs during construction that are added to the lease balance rather than paid by the Company during construction. The expected interest rate during construction is LIBOR plus 0.75%; this rate may change depending on certain financial ratios. The lease term is for 5 years with the option to purchase the building for $110.0 million at the end of the lease term. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to a specified percentage of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

        For tax purposes, the above transactions qualified as a tax deferred like-kind exchange. There is no impact on immediate cash flow.

        In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. The lease is structured as an operating lease and rental payments will begin when the construction on the facility is completed, which the Company anticipates to be in the fourth quarter of 1998. The available financing (or the maximum lease balance) for the construction of the facility totals $70.0 million of which $64.1 million has been drawn as of September 30, 1998. The interest rate charged on amounts funded is LIBOR plus .0625% as measured on the date of each funding rollover. At each funding rollover date, the Company has its choice of term and LIBOR rate (1 month, 2 months, 3 months, 6 months, 9 months or 12 months) applicable to each tranche at the date the respective funding amount is requested and approved. Each subsequent funding rollover date is the corresponding maturity of the chosen LIBOR term. The Company began accruing interest concurrent with the lessor's first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $1.1 million as of December 31, 1997 and $3.5 million as of September 30, 1998, has been and will continue to be added to the outstanding lease balance. The Company has the option to renew the lease for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to a specified percentage of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

        Due to the above real estate transactions, the following represents additional future minimum operating lease payments beyond those presented in the Company's 1997 Annual Report on Form 10K for the years ending December 31 (in thousands):

        1999            $ 10,226
        2000              16,868
        2001              17,464
        2002              18,252
        2003              11,278
        Thereafter         7,746
                        --------
                        $ 81,834

8.   SUBSEQUENT EVENTS

        The acquisition of Intrepid Systems, Inc. ("Intrepid") was completed in early October 1998 with the Company acquiring all of Intrepid's outstanding equity interests for approximately $45 million in cash and other consideration. Although initially structured as a stock-for-stock exchange, the transaction was consummated as a cash-for-stock transaction to facilitate a more rapid close. The transaction will be recorded in the Company's fourth quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. The portion of the purchase price allocated to in-process research and development will be charged to expense during the fourth quarter, the period in which the transaction closed. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development charge but believes it could be a significant portion of the purchase price.

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

STATEMENT OF FUTURE DIRECTION: THIS DOCUMENT CONTAINS STATEMENTS OF FUTURE DIRECTION CONCERNING POSSIBLE FUNCTIONALITY FOR THE COMPANY'S SOFTWARE PRODUCTS AND TECHNOLOGY. ALL FUNCTIONALITY AND SOFTWARE PRODUCTS WILL BE AVAILABLE FOR LICENSE AND SHIPMENT FROM THE COMPANY ONLY IF AND WHEN GENERALLY COMMERCIALLY AVAILABLE. THE COMPANY DISCLAIMS ANY EXPRESS OR IMPLIED COMMITMENT TO DELIVER FUNCTIONALITY OR SOFTWARE UNLESS OR UNTIL ACTUAL SHIPMENT OF THE FUNCTIONALITY OR SOFTWARE OCCURS. THE STATEMENTS OF POSSIBLE FUTURE DIRECTION ARE FOR INFORMATIONAL PURPOSES ONLY AND THE COMPANY MAKES NO EXPRESS OR IMPLIED COMMITMENTS OR REPRESENTATIONS CONCERNING THE TIMING AND CONTENT OF ANY FUTURE FUNCTIONALITY OR RELEASES.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations:

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------
              PERCENTAGE OF
             TOTAL REVENUES
                                                                         PERCENTAGE
                                                                       DOLLAR INCREASE
       1997                 1998                                       YEAR OVER YEAR
-----------------  ---------------------                              ------------------
                                         Revenues:
        52%                  42%             License fees                     30%
        48                   58             Services                          96
       ---                  ---                                              ---
       100                  100                  Total revenues               62
                                         Costs and expenses:
         3                    2             Cost of license fees              34
        28                   33             Cost of services                  94
        28                   26             Sales and marketing               46
        16                   15             Product development               56
         5                    5             General and administrative        55
       ---                  ---                                              ---
        80                   81                  Total costs and expenses     65
       ---                  ---                                              ---
        20                   19          Operating income                     49
         1                    2          Other income                        138
       ---                  ---                                              ---
        21                   21             Income before income taxes        54
         8                    8          Provision for income taxes           54
       ---                  ---                                              ---
        13%                  13%         Net income                           54%
       ===                  ===                                              ===



                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------
              PERCENTAGE OF
             TOTAL REVENUES
                                                                         PERCENTAGE
                                                                       DOLLAR INCREASE
       1997                 1998                                       YEAR OVER YEAR
-----------------  ---------------------                              ----------------
                                         Revenues:
        53%                  46%            License fees                        47%
        47                   54             Services                            97
       ---                  ---                                                ---
       100                  100                  Total revenues                 71
                                         Costs and expenses:
         3                    3             Cost of license fees                97
        29                   32             Cost of services                    90
        28                   26             Sales and marketing                 59
        16                   16             Product development                 65
         5                    5             General and administrative          56
       ---                  ---                                                ---
        81                   82                  Total costs and expenses       72
       ---                  ---                                                ---
        19                   18          Operating income                       66
         1                    2          Other income                          106
       ---                  ---                                                ---
        20                   20             Income before income taxes          69
         8                    8          Provision for income taxes             66
       ---                  ---                                                ---
        12%                  12%         Net income                             70%
       ===                  ===                                                ===

   A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:

             EMPLOYEE COUNT                                      PERCENTAGE OF
                                                                TOTAL EMPLOYEES
                                                                                           PERCENTAGE
                                                                                            INCREASE
         12/31/97        9/30/98                            12/31/97         9/30/98     SINCE 12/31/97
         --------        -------                            --------         -------     --------------
         2,114           3,336      Services                   47%             51%             58%
         1,006           1,458      Sales and marketing        23              22              45
           918           1,211      Product development        21              19              32
           414             557      General and
         -----            ----        administrative            9               8              35
                                                              ---             ---             ---

         4,452           6,562     Total                      100%            100%             47%
         =====           =====                                ===             ===             ===



REVENUES

        The Company generally recognizes revenue when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements that meet the Company's revenue recognition policy, the portion allocated to software license fees will generally be recognized in the current period, while the portion allocated to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products or is obligated to perform other substantial implementation efforts, the Company recognizes revenue related to the license agreement using contract accounting.

        Revenues from licensing fees increased by 30% from $113.0 million in the three month period ended September 30, 1997 to $147.3 million for the same period in 1998. Year to date, licensing fees increased 47% from $293.4 million in 1997 to $432.7 million in 1998. The increase in license fee revenues was attributable to increased market acceptance of, and expanded breadth of, the Company's software product offerings, the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations, and achievement of specific contract related milestones or other conditions which allowed the Company to recognize more deferred license revenue than in the prior year period. In the third quarter, the Company's deferred license revenue declined by $9.8 million versus the prior quarter.

        The reported deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances. In the third quarter, both the net deferred license fees and the gross (before netting unbilled items) deferred license fees declined sequentially from the prior quarter. The decline in gross deferred license fees is due to all of the following factors: (i) considerable efforts made by the Company during the third quarter on converting previously deferred revenue to recognizable revenue through the satisfaction or elimination of certain contingencies or additional obligations, the existence of which had previously caused such revenue to be deferred; (ii) a higher than normal percentage of the Company's current quarter contracting activity qualified for immediate recognition of revenue, reflecting the Company's increased efforts to move its business to standard software license terms and conditions; (iii) the cancellation during the third quarter of a significant unbilled contract which was effected consistent with a cancellation clause in the contract, reflecting a decision made by the customer based entirely on the customer's fiscal spending constraints. No revenues had previously been recognized under this agreement; and (iv) the elimination of deferred revenue associated with the SMS distribution agreement, which was mutually terminated by the parties during the third quarter.

        Revenues from services increased by 96% from $104.1 million in the three month period ended September 30, 1997 to $204.0 million for the same period in 1998. Year to date, service revenues increased by 97% from $261.7 million in 1997 to $516.8 million in the same period in 1998. The Company's customer license agreements provide for initial maintenance, training, and installation services for specified periods or amounts. Therefore increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 48% and 58% for the quarters ended September 30, 1997 and 1998, respectively and 47% and 54% for the nine months ended September 30, 1997 and 1998, respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services from 1,900 customers as of September 30, 1997 to 2,545 as of June 30, 1998 to 3,060 as of September 30, 1998; and a $50.6 million and $110.4 million increase in consulting revenue, for the three month and nine month periods, respectively, as a result of expanded demand for the Company's consulting services in enterprise implementation projects. In response to strong market demand for single vendor product and implementation service solutions, the Company continues to expand its service delivery capacity, particularly for consulting services.

        Total revenues increased from $217.1 million in the three month period ended September 30, 1997 to $351.3 million for the same period in 1998. Year to date, total revenues increased 71% from $555.1 million in 1997 to $949.5 million in 1998. Total revenue growth quarter over quarter of 62% exceeded the Company's previously forecasted growth of 60%, and on a sequential basis, increased approximately 10% over the total revenues recorded in the second quarter of 1998. The higher than forecasted growth rate over the prior year was due primarily to service revenues. During each of the quarters ended September 30, 1997 and 1998, the Company's international revenues were approximately 16% of total revenues. Revenues from international operations increased 58% from $34.8 million in the three month period ended September 30, 1997 to $55.0 million in the same quarter in 1998. The dollar increase in international revenues resulted from expanded international operations and the introduction of Release 6 in December 1996 that incorporated additional global features and functionality. The Company expects international revenues to continue to grow in absolute dollar terms during 1998, and accordingly, continues to invest heavily in international infrastructure, global product functionality and translated versions of financial and other products(1). PeopleSoft 7.5, which was released in the second quarter of 1998, provides stronger international functionality for European businesses, including both new country specific functionality and support for the European monetary unit. In the event international expansion and/or product globalization are not successful, the Company's business operating results and financial condition may be materially adversely affected.

COSTS AND EXPENSES

        Cost of license fees increased 34% from $6.1 million in the three month period ended September 30, 1997 to $8.2 million for the same period in 1998, representing 3% and 2% of total revenues in each quarter, respectively and 5% and 6% of license fee revenues in each quarter, respectively. Cost of license fees in the nine month periods ended September 30, 1997 and 1998 were $15.4 million and $30.4 million, respectively and represented 3% of total revenues for each quarter and 5% and 7% of license fee revenues in the nine month periods ended September 30, 1997 and 1998, respectively. Royalty costs in the first quarter of 1998 included a one time $2.5 million buy out of royalty fees related to providing certain technology embedded in Release 7.5 to its existing customer installed base. In addition, cost of license fees has grown as a percentage of license revenues due to royalty agreements related to OLAP tools embedded within the Company's products and royalties owed on the Student Administration and Treasury products. The Company's system solutions are based on a combination of internally developed technology and application software products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods (1).


--------

(1) Forward-Looking Statement

        Cost of services consists principally of consulting, account management field support, training, and product support. These costs increased 94% from $59.8 million in the three month period ended September 30, 1997 to $116.3 million for the same period in 1998, representing 28% and 33% of total revenues in each quarter, respectively, and 57% of service revenues in each of those quarters. Costs increased by 90% from $158.4 million in the nine month period ended September 30, 1997 to $301.2 million for the same period in 1998, representing 29% and 32% of total revenues and 61% and 58% of service revenues in those periods, respectively. The increase in cost of services is due to significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training and account management staff. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years in response to customer demand. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of total revenues, in future periods (1).

        Sales and marketing expenses increased by 46% from $61.5 million in the three month period ended September 30, 1997 to $90.0 million for the same period in 1998, representing 28% and 26% of total revenues in each period, respectively. These expenses increased by 59% from $156.0 million in the nine month period ended September 30, 1997 to $247.3 million for the same period in 1998, representing 28% and 26% of total revenues, respectively. The increase in sales and marketing expenses is largely attributable to the increase in the Company's direct sales force, both domestic and international. Sales and marketing expenses as a percentage of total revenues have declined versus the prior year due to the relatively lower expense levels associated with both maintenance and other services, both of which are growing more quickly than license sales. However, such expenses may increase as a percentage of total revenues in future periods as the Company continues to increase its direct sales and marketing expenditures to address certain international markets, grow its industry focused enterprise sales force structure, expand its middle market sales organization and fund both cross industry and industry specific marketing and sales activities (1).

        Software product development expenses increased by 56% from $34.9 million in the three month period ended September 30, 1997 to $54.5 million for the same period in 1998, representing 16% and 15% of total revenues in each quarter, respectively. These expenses increased by 65% from $89.7 million in the nine month period ended September 30, 1997 to $148.4 million for the same period in 1998, representing 16% of total revenues in each period. Software product development expenditure consists of costs related to the Company's staff of software engineers and consultants, and the associated infrastructure costs required to support software product development initiatives in the following areas: (i) expansion and enhancement of the Company's core software product offerings in the areas of HRMS, Financial Management Systems, and Distribution/Materials Management Systems and Supply Chain Management software;
(ii) the enhancement of the Company's platform development, certification, software product testing and overall release management capabilities; (iii) the continued enhancement of the Company's client/server architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; (iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and (v) the development of certain industry market products and versions of its core products suitable to the unique needs of customers within certain industries. The Company intends to continue to invest significant resources in upcoming releases, and anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues (1).

        General and administrative expenses increased 55% from $11.0 million in the three month period ended September 30, 1997 to $17.0 million for the same period in 1998, representing 5% of total revenues in each quarter. These expenses increased by 56% from $30.5 million in the nine month period ended September 30, 1997 to $47.6 million for the same period in 1998, representing 5% of total revenues in each period. The increase in general and administrative expenses resulted primarily from the increase in the staffing to support the Company's growth. These expenses include one-time charges of $3.4 million and $2.9 million during the second and third quarters of 1998, respectively, related to a contractual dispute and associated termination of the Company's arrangement with a distributor. Excluding the one-time charges, general and administrative expenses would be 4% of total revenues for the three and nine month periods ended September 30, 1998.

        Operating margins for the three month period ended September 30, 1998 decreased to 18.6% compared to 20.2% for the same period last year and increased slightly from 18.2% for the second quarter of 1998. The year over year decline in operating margin reflects a comparison with the prior year percentage that exceeded the Company's target range and normal seasonal level for the third quarter. By way of illustration, the operating margin for the third quarter of 1996 was 17.7%. Operating margins for the nine month period ended September 30, 1998 decreased slightly to 18.4% compared to 18.9% for the same period in 1997.


--------
(1) Forward-Looking Statement

        During the fourth quarter of 1998 the Company formed a new company, Momentum Business Applications, Inc. ("Momentum"), to select and develop certain software application products, and to commercialize such products, most likely through licensing to the Company. In exchange for all of the shares of Momentum Common Stock outstanding prior to the distribution, the Company will contribute up to $300.0 million to Momentum to be used for the development of these software application products. The Company, as the sole holder of the Momentum Class B Common Stock following the distribution, will have the option to repurchase all, but not less than all, of the outstanding shares of Momentum Class A Common Stock under specified conditions. In addition, in exchange for technology licenses granted by the Company to Momentum and a commitment by the Company to make specified payments on sales of certain products, the Company will have the option to license any products and technology developed by Momentum.

        Momentum's software application development activities will take place under a development and license agreement with the Company. It is anticipated that substantially all of Momentum's funds will be directed toward developing the following software application products: (i) electronic business ("e-business") applications; (ii) analytic applications; and (iii) software applications designed for specific industry segments.

        The goal of providing e-business applications, analytic applications and industry-specific software applications for a number of different industries involves an ambitious product development effort that requires market specific domain expertise significantly different from the Company's existing skill base. The Company believes that it should form Momentum to pursue this opportunity because of time to market considerations and the unique skills and technologies needed to develop these new software application products.

        Therefore, the Company will contribute up to $300.0 million to Momentum for development of such new products. Shares of Momentum Class A Common Stock will be distributed to the Company's stockholders as a taxable dividend. By creating Momentum and distributing the Momentum Class A Common Stock to the Company's stockholders, the Company will separate the risks associated with developing these new software application products from the risks associated with the Company's traditional cross-industry enterprise resource planning ("ERP") applications. Thus, the transaction will provide an opportunity for the Company's stockholders to increase or decrease their level of participation in this new business by varying their level of investment in Momentum.

         The Company will file a registration statement with the Securities and Exchange Commission on behalf of Momentum relating to a proposed special distribution of callable Class A Common Stock to the Company's stockholders. Each stockholder will receive one share of callable Class A Common Stock for every fifty shares of the Company's common stock held as of a specified date. The Company's stockholders are not required to pay any cash or other consideration for the Momentum shares received. The distribution is taxable as a dividend to each holder in the amount of the fair market value of the Momentum shares distributed to each shareholder.

        The Company will record a dividend for the amount of the market value of Momentum stock on the date of distribution. The remainder of the contribution will be recorded as a one-time charge against operating income during the fourth quarter.

        Other income, consisting primarily of interest, increased from $2.5 million in the three month period ended September 30, 1997 to $5.9 million for the same quarter in 1998, and increased from $7.0 million in the nine month period ended September 30, 1997 to $14.3 million for the same period in 1998. The increase was due to higher cash balances based upon improved cash collections and higher pre-tax return on investments based on a shift into higher yield taxable securities. In January 1998, the Company initiated a foreign currency transaction hedging program. The hedging transactions were effective in offsetting foreign currency transaction gains and losses in the quarter ending September 30, 1998.

PROVISION FOR INCOME TAXES

        The Company's income tax provision increased from $17.6 million in the three month period ended September 30, 1997 to $27.1 million for the same quarter in 1998 and increased from $43.2 million in the nine month period ended September 30, 1997 to $71.8 million for the same period in 1998. The provision for income taxes was 38% of income before taxes for the nine months ended September 30, 1998, which represents a .5% decline from the 1997 annual effective income tax rate of 38.5%. The effective tax rate is based on management's current estimates and forecasts of the Company's taxable income in multiple domestic and foreign taxing jurisdictions. The estimated annual effective tax rate is relatively sensitive to the results of operations in various jurisdictions, and because actual results may differ from such projections in future periods, the actual effective tax rate could differ from this estimate. As permitted by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has recorded $47.0 million in net deferred tax assets as of September 30, 1998.

EARNINGS PER SHARE

              The Company's earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Diluted earnings per share increased from $0.11 in the three month period ended September 30, 1997 to $
0.17 for the same period in 1998 and from $0.27 for the nine month period ended September 30, 1997 to $0.45 for the same period in 1998. Earnings per share for the nine months ended September 30, 1998 increased as a result of the 70% increase in net income from $68.8 million for the nine month period ended September 30, 1997 to $117.1 million for the same period of 1998, partially offset by a 4% increase in the number of shares used in the diluted per share computation from 250.4 million shares for the nine month period ended September 30, 1997 to 259.4 million shares for the same period in 1998. The increase in weighted average shares outstanding was due to the exercise of stock options, the exercise of warrants in the fourth quarter of 1997, and the issuance of shares under the employee stock purchase plan. Shares outstanding during the remainder of 1998 will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the anticipated exercise during the fourth quarter of 1998 of warrants for approximately 3.2 million shares; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; and, (iv) the issuance of common stock to affect business combinations should the Company enter into such transactions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities provided cash of $269.7 million during the nine month period ended September 30, 1998, compared to $147.4 million in the same period in 1997. In both periods, cash provided by operating activities was due principally to earnings plus non-cash expenses, increases in deferred revenues and accrued compensation and tax benefits related to employee stock transactions that were partially offset by increases in other assets and receivables. From December 31, 1997 to September 30, 1998, net accounts receivable increased from $299.2 million to $351.6 million, respectively, and deferred revenues increased from $327.7 million to $456.2 million over the same period. The increase in net accounts receivable resulted from the growth in customer licensing and service activity offset by cash collections. The Company's expanded installed base of customers and emphasis on selling prepaid maintenance and training contracts has resulted in a significant increase in deferred revenues related to ongoing maintenance and other services. Increases in payables and other assets were due to general growth in the Company's operations.

        As discussed under "Cost and Expenses", during the fourth quarter of 1998 the Company formed a new company, Momentum Business Applications, Inc. ("Momentum"), to select and develop certain software application products outside the Company's core business. The Company will contribute up to $300.0 million during the fourth quarter to Momentum for development of new products. The Company will file a registration statement with the Securities and Exchange Commission on behalf of Momentum relating to a proposed special distribution of callable Class A Common Stock to the Company's stockholders. Each stockholder will receive one share of callable Class A Common Stock for every fifty shares of the Company's common stock held as of a specified date. The Company's stockholders are not required to pay any cash or other consideration for the Momentum shares received. The distribution is taxable as a dividend to each holder in the amount of the fair market value of the Momentum shares distributed to each stockholder. The Company will record a dividend for the amount of the market value of Momentum stock on the date of distribution. The remainder of the contribution will be recorded as a one-time charge against operating income during the fourth quarter.

        In November 1995, PeopleSoft issued stock warrants with annual exercise dates through 1999. The November 1998 maturity consists of 1,600,000 warrants with an exercise price of $13.75 per share and 1,600,000 warrants with an exercise price of $16.875 per share. Upon the annual notice of exercise by the holders of the warrants, the Company, at its option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds, issuing a net amount of shares with no cash proceeds, or purchasing the warrants for an amount equal to the difference between the then fair market value of the common stock and the warrant exercise price. The Company has received notice that the holders intend on exercising their 1998 warrants; by mutual consent of the Company and the warrant holder, the maturity date for the warrants has been extended to early December. The Company has elected the gross exercise provision and thus will receive $49.0 million in the fourth quarter related to these warrants.

        The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of a quarter-end accounts receivable to the sum of quarterly revenues and the net change in quarter-end current deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, DSO was 86 days as of September 30, 1997, 88 days as of December 31, 1997 and 84 days as of September 30, 1998. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through standard acceptance) or dates that generally span four to nine months, and contracting activity is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

        During the first nine months of 1997 and 1998, the Company's principal use of cash for investing activities included net purchases of investments and property and equipment, comprised of computer and network equipment, to accommodate employee and facility expansions and to support the Company's growing training capacity requirements. As discussed in footnote 7 in the condensed consolidated unaudited financial statements, during the third quarter the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and lease back a substantial portion of the premises. Additionally, the Company purchased two parcels of land for $50.0 million during the quarter. These transactions were structured as a like-kind exchange for tax purposes and, therefore do not impact immediate cash flow. The Company is committed to lease a $110.0 million building which will be constructed on one of the sites. The construction is expected to be completed in the first quarter of 2000. The lease term is for six years with the option to purchase the building for $110.0 million at the end of the lease term. The Company also entered into a five year lease for a new facility in Pleasanton, California. The lessor has agreed to fund $70.0 million for the construction of this facility that is expected to be completed in the fourth quarter of 1998. The Company has an option to purchase the building at the end of the lease term for $70.0 million. In the event the Company exercises the options to purchase these buildings, the Company plans on utilizing cash flow from operations to fund the purchase(s), however there can be no assurance that the Company will maintain its levels of cash flows from operations. (1)

        Financing activity for the first nine months of 1997 and 1998 related to the proceeds from the exercise of common stock options by employees and stock issuances under the employee stock purchase program. The Company believes granting stock options is essential in attracting and retaining key employees who are critical to the Company's success. The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. There can be no assurance that employee stock activity will continue to generate substantial funds in the future.

        As of September 30, 1998, the Company had $445.7 million in working capital, including $474.9 million in cash and cash equivalents, and $151.0 million in short term investments, consisting primarily of high quality municipal bonds and money market funds. The Company believes that existing cash and short term investment balances, proceeds from sales of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, at least through September 1999(1).

ACQUISITIONS

        The acquisition of Intrepid was completed in early October 1998 with the Company acquiring all of Intrepid's outstanding equity interests for approximately $45 million in cash and other consideration. Although initially structured as a stock-for-stock exchange, the transaction was modified to a cash-for-stock transaction to facilitate a more rapid close. The transaction will be recorded in the Company's fourth quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. The portion of the purchase price allocated to in-process research and development will be charged to expense during the fourth quarter, the period in which the transaction closed. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development charge but believes it could be a significant portion of the purchase price and may result in a significant charge to earnings in the fourth quarter.


--------

(1) Forward-Looking Statement

          During June 1998, the Company entered into a definitive agreement to acquire all outstanding equity interest of TriMark Technologies, Inc., a leading provider of software solutions for the life insurance industry. The Company and TriMark are taking initial steps toward the life insurance industry's first single-source, integrated enterprise solution. The Company will issue shares of common stock and options for all of the outstanding equity interests of TriMark in a transaction that is expected to be accounted for as a pooling of interests. The transaction is expected to close prior to the end of the first half of 1999. Prior to closing the transaction, the Company and TriMark will operate independently within a development, marketing, sales and support relationship that will streamline the eventual merging of the two companies.

YEAR 2000

        The Company has established a Year 2000 Program Management Office ("PMO") to ensure that it has adequately addressed exposures related to the Year 2000 and is Year 2000 Ready. "Year 2000 Ready" means that the performance or functionality of the Company's internal systems will not be significantly affected by the dates prior to, during, and after the Year 2000, to include leap year calculations and specific day-of-the-week calculations. Through an extensive risk analysis the Company has identified critical processes that will require Level One Year 2000 Readiness testing. Level One testing will involve full Year 2000 system and end-to-end testing. In cases where Level One testing is not feasible, Level Two Readiness testing at the vendor site will be employed. Additionally, all hardware and software associated with the Company's identified critical business processes will be subject to Level Three Readiness certification which consists of verification from the vendor indicating that the item is Year 2000 Ready. At present, the PMO is in the process of establishing dedicated test environments for Year 2000 Readiness testing. The building of the environment and testing is based on a comprehensive methodology, a collaborative effort between the Company and Compuware. The Year 2000 PMO anticipates that testing of critical processes will commence during the fourth quarter of 1998.

        Costs directly attributed to the Company's internal Year 2000 initiative, are currently estimated at approximately $2 million. This estimate is comprised primarily of consulting fees and the cost of hardware and software required to complete Year 2000 testing within the enterprise. This cost estimate excludes internal resource costs for individuals outside of the PMO, however, these costs are not considered to be material.

        The Company, which was established in 1987, is a relatively new company that does not have the level of exposure to Year 2000 issues as many older companies. There are no legacy mainframe applications within the organization. The Company's commercial application software products generally offered for license by the Company are also used to develop internal business information systems within the enterprise. In addition, third party software, hardware, and telecommunication products are also used for the development of the Company's systems. As a matter of strategic direction, the Company attempts to utilize the most recent release versions/models of in-house and third party products. With respect to embedded systems consisting of facilities, utilities, and third-party interfaces on which the enterprise is dependent but does not have direct control, the Company is in the process of developing detailed contingency plans for its core support centers. The Company currently anticipates that the approach described above will enable it to achieve Year 2000 readiness with respect to its critical internal processes and therefore, the Company does not expect that Year 2000 issues will have a material adverse impact on the Company's financial condition. However, because of the vast scope of potential Year 2000 issues, the Company cannot be certain to what extent the Company may be impacted.

        Although the Company feels confident that its internal critical processes will be Year 2000 Ready, the Company does recognize that it is vulnerable, as are most organizations, to the inability of significant suppliers, third-party external interface suppliers, and utility organizations to achieve Year 2000 Readiness. In light of these possibilities, the Company is in the process of developing detailed contingency plans for its core support centers to ensure the continuity of its operations.

FINANCIAL RISK MANAGEMENT

Foreign Exchange

        The Company's revenue originating outside the United States was 15% of total revenues in the first nine months of 1998 and 16% for the same period in 1997. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

        At September 30, 1998, hedge positions totaled U.S. Dollar 11.6 Million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

        For the nine month periods ended September 30, 1997 and 1998, the Company's revenues in the Asia/Pacific region, which includes Far East countries and Australia and New Zealand, were less than 5% of total revenues. As of September 30, 1998, less than 5% of the Company's assets are in the Asia/Pacific region. the Company's operations in the region are relatively new and to date are generating losses and negative cash flows. As the Asia/Pacific currencies devalue, the translated loss reported on the consolidated financial statements decreases. In addition, such currency devaluations cause the Company's cash funding requirements of these foreign subsidiaries to decrease.

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

        The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At September 30, 1998, the average maturity of the Company's investment securities was approximately four months. No investment securities had maturities exceeding two years. The following table presents certain information about the Company's financial instruments at September 30, 1998 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities, therefore the average interest rates below are most comparable to tax-exempt interest rates. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at September 30, 1998:


                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

(DOLLARS IN MILLIONS)             1 YEAR OR       MORE THAN       TOTAL         FAIR VALUE
                                  LESS            1 YEAR                        9/30/98
--------------------------------- ------------    ------------    ----------    ---------
Available-for-sale securities        $324.0          $51.7          $375.7       $376.2

Weighted average interest rate        3.9%             3.9%


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

o Based on the Company's current expectations of contracting activity, a review of the Company's deferred license fee revenue position, and an analysis of the Company's service delivery capacity and the expected customer utilization of such services, the Company forecasts total revenues for 1998 to increase approximately 60% over total revenues recorded in the prior year (1). For the 1999 calendar year, the Company forecasts total revenues to increase in the range of 25% to 35% over the total revenues currently expected to be recorded for 1998 (1). As with any forecast, actual results could vary within a few percentage points on either side of these estimates even if there are no material changes to the underlying assumptions, and longer term forecasts can be expected to have relatively higher variability. The Company's confidence level in its forecasts are lower than in the recent past due to economic uncertainties, the potential impact of the Year 2000 problem on the enterprise market, increasing levels of competition in the enterprise market, and the potential maturation of the enterprise applications market. Moreover, the Company experienced a difficult third quarter period for license sales, including a number of large contracts which were anticipated to close in the quarter but were pushed out or canceled by the customers due apparently to economic uncertainties. In addition, the Company opens the fourth quarter with lower than planned deferred license fees, which reduces the amount to flow into revenue in future periods. The key assumptions on which this forecast is based include, but are not limited to, the following: (i) total actual available market opportunities in the range of those forecasted by certain major information technology market research firms; (ii) the preservation of the Company's ability to generate a sufficient number of qualified leads through its ongoing marketing programs; (iii) an increase in the Company's direct sales capacity through the successful recruitment, hiring, training and retention of additional sales and sales support personnel; (iv) a competitive environment consistent with recent experience rather than a competitive environment that may increase in intensity of pricing and terms and conditions; (v) no significant change in U.S. and worldwide IT budgets and activities versus recent experience as the Year 2000 approaches; and
    (vi) no significant deterioration in the global economic environment or associated general reduction in capital investment due to economic uncertainty. In addition, the achievement of expected contracting activity and total revenues is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, increasing economic uncertainty across all geographies in which the Company operates; potential for increasing intensity of market competition, the potential slowdown to the Year 2000 problem; fluctuations in quarterly operating results; changes in customer demand; the timing and complexity of large transactions including the bundling of significant amounts of professional services; ability to recognize contracting activity in the current quarter under revenue recognition accounting rules; success of international operations; reliance on third parties for sales, marketing and implementation assistance; timing and acceptance of software products and product development; and the ability to execute hiring and facility expansion plans.

o The Company's current operating model is based on a rolling four quarter target operating margin of between 18% and 20%. The Company forecasts that the 1998 full year results will fall within this range and that the fourth quarter operating margin is likely to be at the lower end of this range (1). These operating margin forecasts exclude the one-time charges associated with the purchase of Intrepid Systems, Inc. and the Momentum transaction, both charges are expected to be incurred in the fourth quarter. Due to the significant operating leverage which is characteristic of the software industry, any deviation in the expected revenues could significantly impact the Company's ability to meet the target operating margins. Achievement of forecasted operating margins is highly dependent upon the Company's ability to successfully manage the potential risks detailed below in the section titled "Factors That May Affect Future Results" including, but not limited to, achievement of revenue forecasts as discussed above; continued introduction and marketing of new and enhanced versions of software products; successful penetration of international markets; continued acceptance of the Company's software products, particularly its proprietary software development tools; successful porting and acceptance of its software products on a variety of platforms; continued acceptance of its application security architecture and intellectual property, preservation of its proprietary rights and product liability protections; and continued success in hiring, training and retaining key personnel and completing expansion of facilities.

o Based on projected cash and investment balances, the expected distribution of cash to Momentum, current interest rates (which have declined recently) and no unusual items of other income or expense, the Company expects other income for the fourth quarter of 1998 to be slightly down compared to the level of other income recorded in the third quarter of 1998 (1). The achievement of forecasted other income targets is dependent on: (i) stable financial markets which preclude a significant overall decline in investment yields, or a significant fluctuation in foreign currency exchange rates, and
    (ii) avoidance of default on any individual significant investment. Should the Company decide to utilize a significant portion of its current cash and investments to acquire complementary businesses, products, technologies, additional facilities through purchase of land and/or buildings, repurchase shares of stock, or pay dividends, interest income may decline significantly causing other income to deviate from forecasted amounts.

o Based on current tax law and the Company's present forecast of operating results by country, the Company expects its effective tax rate in 1998 to be 38%, excluding the impact on this rate, if any, of the purchase of Intrepid Systems, Inc. and the anticipated Momentum transaction (1). The estimated annual effective tax rate is relatively sensitive to the results of operations in various foreign legal entities, and because such projections may change in future periods, the actual effective tax rate could differ from this estimate.

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

              The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included


--------

(1) Forward-Looking Statement
in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's 1997 Annual Report to Stockholders (Form 10-K).

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

        The Company's revenues and operating results can vary substantially from quarter to quarter. License revenues in any quarter are substantially dependent on the aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies. Contracting activity is difficult to forecast for a variety of reasons including: (i) increasing economic uncertainty across all geographies in which the Company operates; (ii) potential maturation of the enterprise software market; (iii) a significant portion of the Company's license agreements are completed within the last few weeks of each quarter; (iv) the duration of the Company's sales cycle is relatively long and increasingly variable because the Company has broadened its marketing emphasis to encompass software product solutions for each customer's overall business, thereby increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process; (v) the size of license transactions can vary significantly; (vi) system replacement projects and new system evaluations may be postponed or canceled at any time due to changes in a customer's project, customer company management, budgetary constraints or strategic priorities;
(vii) customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be arduous, even after selection of a vendor; (viii) the number, timing and significance of software product enhancements and new software product announcements by the Company and its competitors; (ix) potential customer evaluations of their legacy systems and their decisions whether to repair or replace existing applications which have Year 2000 operability issues; (x) changes in the Company's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns; and (xi) changes in economic, political and market conditions can adversely impact business opportunities without reasonable notice. With respect to potential customer evaluations of their Year 2000 operability issues, while the Company believes that such evaluations through early 1998 have, on balance, increased demand for its applications, such demand is subject to change as the Year 2000 draws closer since lead times required to complete systems implementations preclude system replacement as a timely solution to the Year 2000 issue. More recently, and in particular with respect to the third quarter of 1998, the Company believes that Year 2000 issues have actually decreased demand for its applications. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the issue on quarter to quarter revenue achievement is limited.

        The Company's recognition of license fee revenue can be deferred for a significant period of time after execution of the related license agreements as a result of several factors, including the following: (i) the license agreement may be entirely related to then currently undeliverable software products; and
(ii) enterprise transactions may include software products that are then currently deliverable, as well as software products that are still under development. To the extent that Company enters into a license agreement for the provision of both software product categories, the Company must have established separate values for all elements under the license agreement, and the license agreement and supporting schedules to the license agreement must contain very precise contractual provisions consistent with generally accepted accounting principles to permit any revenue recognition under the license agreement. Other factors in determining the Company's recognition of license fee revenue include the following: (i) whether the customer demands services that include significant modifications, customizations or complex interfaces; (ii) whether the license agreement includes non-standard acceptance criteria which may preclude revenue recognition prior to customer acceptance; and (iii) whether the license agreement includes fees with extended payment terms or fees that are dependent upon acceptance of services or other contingencies. All of the above factors, as well as other specific requirements under recently published generally accepted accounting standards for software revenue recognition, create circumstances under which the Company must have very precise contractual agreements in order to recognize revenue upon initial software product delivery. Although the Company has a standard form of license agreement that meets the demanding criteria under generally accepted accounting principles, the Company must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable language can extend the sales cycle, and in certain situations, the Company does not always obtain terms and conditions that permit recognition of revenue at the time of delivery or even allow the recognition of revenue using percentage of completion contract accounting. These factors arising from contract negotiations, coupled with the reduction of the deferred license fees at the end of the third quarter increase the Company's dependence on signing contracts in the future that generate revenue in the same quarter as a means to avoid quarterly fluctuations of revenue.

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

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

         Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" were issued by the American Institute of Certified Public Accountants in October 1997 and March 1998, respectively and address software revenue recognition matters. These standards supersede SOP 91-1 and are effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company believes its current revenue recognition policies and practices are materially consistent with these standards. However, complete implementation guidelines for these standards have not yet been issued and a wide range of potential interpretations is being discussed within the accounting profession. Once available, such implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenue and net income.

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

        An accounting committee of the AICPA is currently considering implementation guidance for these standards and may issue such guidance in the near future. Depending on the nature of the guidance issued by the committee, such guidance may cause adverse changes in the Company's revenue recognition practices, which may significantly impact the Company's revenues and earnings.

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

        The operating results of many software companies reflect seasonal trends, and the Company has been, and expects to continue to be, affected by such trends in the future. The Company's seasonal revenue patterns, which are typically characterized by relatively weak first and second quarters and relatively strong third and fourth quarters, can be caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies. However, there can be no assurance that the fourth quarter of the current fiscal year will produce stronger revenues or earnings than those recorded in the first three quarters.

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

        In recent quarters, the Company has observed increasingly aggressive pricing practices and/or unusual terms and conditions offered to customers by or on the part of its competitors. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with all new competitors that may enter into the enterprise application software market, the Company faces significant competition from SAP AG and Oracle Corporation, and to a lesser degree, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include the breadth and completeness of the enterprise solution offered by each vendor, the extent of software product integration across the enterprise solution, the viability and reputation of the software vendors, and the availability of localized software products and technical support in key markets outside the United States. Primarily due to their significant worldwide presence and longer operating and product development history, both SAP and Oracle have certain competitive advantages over the Company in each of these areas. In addition, both SAP and Oracle have substantially greater financial, technical and marketing resources, and a larger installed base than the Company. Furthermore, Oracle's RDBMS (relational database management system) is a supported platform underlying a significant share of the Company's installed applications.

        The Company entered the manufacturing software application markets in 1996. In these markets, the Company faces competition from several of its existing competitors including those listed immediately above and others such as Baan Company N.V., QAD, Ross Systems, J.D. Edwards and a large number of niche competitors already in the manufacturing market.

        In addition, since its acquisition of Red Pepper Software in the fourth quarter of 1996, the Company has competed in the emerging enterprise resource optimization software solutions market. the Company faces several current and potential competitors in this market including: (i) companies such as i2 Technologies, Manugistics and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP (material requirements planning) solutions; (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc. (formerly Marcam Corporation), Marcam Solutions, Inc. and Cap Logistics; (iii) other business application software vendors that may broaden their product offerings by internally developing (such as SAP's initiatives in this area), acquiring (such as Baan's acquisitions of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software; (iv) internal development efforts by corporate information technology departments; and (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

        The Company also faces competition from providers of HRMS software products including Cyborg Systems, Lawson Associates, Integral Systems, Inc., InPower, Inc. and Ceridian, and from providers of financial management systems software products including Computron Software, Inc., Flexiware International, Hyperion Software, Lawson Associates and other smaller companies. During the third quarter of 1998, the Company mutually terminated a distribution agreement with Shared Medical Systems, Inc. ("SMS"). SMS had the right to sublicense selected the Company's software products in competition with the Company's marketing efforts in the healthcare market.

        In addition, as the year 2000 approaches, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to purchasing the Company's software products which in turn may result in increased competition from outsource services such as Computer Science Corporation (CSC), Electronic Data Systems Corporation
(EDS), IBM, ADP, Ceridian, and other smaller companies. During the third quarter of 1998, the Company signed agreements with IT service providers CIBER, Inc., CSC, Corio, KPMG Peat Marwick, reSOURCE PARTNER, and Usinternetworking to provide industry-specific outsourcing solutions encompassing software implementation and management services. Although the Company is pursuing an outsourcing partner program which the Company believes will address the potential requirements of the marketplace, no assurance can be given to the ultimate success, or the significance of any revenue to be generated from such program


CERTAIN RISKS ASSOCIATED WITH ACQUISITIONS

        As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products, or technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets, decrease in earnings as a result of additional costs associated with the acquired entity, adverse impact on the Company's annual effective tax rate, dilution of existing equity holders, difficulty in maintaining controls, procedures, and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, or joint ventures, or that such transactions will not materially adversely affect the Company's business, financial condition, or operating results.

        In the fourth quarter, the Company completed its acquisition of Intrepid Systems, Inc., which will be accounted for under the purchase method of accounting. The Company is currently evaluating the purchase price and the related accounting treatment. Potential writedowns associated with the acquisition may significantly impact fourth quarter earnings. In addition, depreciation and amortization charges associated with Intrepid's acquired assets may impact earnings in 1999 and thereafter.

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

RELIANCE ON THIRD PARTIES FOR SALES AND MARKETING

        A key aspect of the sales and marketing strategy for the Company is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not start, or in some cases increase, the marketing of business application software in competition with the Company, or will not otherwise discontinue their relationships with or support of the Company. If the Company or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these software products could subsequently be materially adversely affected. In addition, the Company's software application architecture, including PeopleTools, may facilitate reduced implementation efforts for customers compared to the competitive alternatives. Consequently, the Company's software products may be a less desirable recommendation alternative for integrators who both provide selection advice and generate consulting fees from customers by providing implementation services. Due to the foregoing factors, the Company's results of operations could be materially adversely affected.



DEPENDENCE ON THIRD PARTY TECHNOLOGY

        The Company incorporates numerous critical third party software products into its software product offerings under reseller license agreements with third parties. In the event that any of the Company's licenses to such software are terminated, there could be a material adverse effect to the Company including its products becoming inoperable or their performance being materially reduced. If any of the third party software vendors change their product offerings, the Company may need to incur additional engineering costs to ensure continued performance of its products. In addition, material increases in the cost to license any of these third party software products could result in a material adverse change from the Company's historical gross margin levels.

         The Company relies on existing partnerships with certain other software vendors who are also competitors. For example, the Company partners with Oracle when the Company's customers select an Oracle database to run in conjunction with the Company's financial package. However, Oracle is a competitor of the Company in the financial data management area. These partners/competitors may change their business practices in the future resulting in the Company's need to find alternative vendors of complementary software.

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

          The Company's software products can be licensed for use with a variety of popular industry standard RDBMSs. There may be future or existing RDBMS platforms which achieve popularity within the business application marketplace and on which the Company may desire to offer its applications. Such future or existing RDBMS products may or may not be architecturally compatible with the Company's software product design. No assurance can be given concerning the successful development of the Company's software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace.

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

RELIANCE ON CLIENT PLATFORMS

        At the present time, the Company supports client platforms utilizing browsers certified to run Java based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft were to fundamentally change the architecture of its software product such that users of the Company's software applications experienced significant performance degradation or were rendered incompatible with future versions of Microsoft's Windows Operating System, the Company's results of operations could be materially adversely affected. The use of a Web browser (running on either a PC or network computer) to access client/server systems is emerging as an alternative client to the traditional desktop access through Microsoft Windows based personal computers. Such client access via the Internet will be subject to numerous risks inherent in utilizing the Internet including security, availability and reliability. There may be future or existing client platforms which achieve popularity within the business application marketplace and on which the Company may desire to offer its applications. Such future or existing client platforms may or may not be architecturally compatible with the Company's software product design. No assurance can be given concerning the Company's successful support for new client platforms, the specific timing of their availability or their acceptance in the marketplace.

RELIANCE ON JOINT BUSINESS ARRANGEMENTS

        The Company has entered, and may in the future enter, into various development or joint business arrangements for the purpose of developing new software products or extensions to existing software products. Under these development arrangements, the Company is generally the exclusive remarketer of the developed software products and pays a royalty to the funding entities based on license fees received from end user licenses of these software products. Under joint business arrangements, the Company may distribute or jointly sell with its business partner an integrated software product. While the intent of such arrangements is to develop business applications that are integrated with the Company's software products, there can be no assurance that such software products will in fact be integrated or that an integrated enterprise solution will be accepted by the market. In addition, should such arrangements require additional investments from third parties or business partners to complete development or enhance the software product, there can be no assurance that investments will be available on terms mutually acceptable to the Company and the business partner, or the existing or other potential third party funding source(s). Should the Company acquire title to the software products or technology from the third party entity, such an acquisition might be accounted for using the purchase method which is likely to result in either or both of the following accounting treatments: (i) a charge to earnings for in-process research and development which would be recorded in the Statement of Income in the period such acquisition was completed; or (ii) the creation of significant intangible assets by virtue of an allocation of a substantial portion of the purchase price to the acquired technology or other intangible assets. Such intangible assets would be amortized in future periods as a cost of operations. Should either of these scenarios occur, the results of operations of one or more future periods could be materially adversely impacted. For example, in connection with its acquisition of PMI in 1996, the Company incurred a charge to earnings of $22.5 million for in-process research and development.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        The Company regards certain aspects of its internal operations, software and documentation as proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company has title to five software patents. In July of 1998, the Company received title to another software patent relating to Iterative Repair Optimization. This patent, in addition to an earlier issued patent relating to the Red Pepper Software, also have pending continuation applications. There can be no assurance that any issued patents will result from such applications or that, even if issued, such patents will provide any meaningful competitive advantage or protection. Existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent software product enhancements and the timeliness and quality of support services. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Many customers of the Company are beneficiaries of a source code escrow arrangement to enable the customer to acquire a future limited right to use the Company's source code solely for their internal provision of maintenance services. This possible access to the Company's source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. In addition, the laws of certain countries in which the Company's software products are or may be licensed do not protect the Company's software products and intellectual property rights to the same extent as the laws of the United States.

        The Company does not believe that its software products, software products acquired from acquisitions, third party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the property rights of any third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

PRODUCT LIABILITY

        The Company's license agreements contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state, local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the license and support of its software for use in mission critical applications creates the risk of a claim being pursued against the Company. Damage or injunctive relief resulting under such a successful claim could cause a materially adverse impact on the Company's business, operating results and financial condition. In addition, as the Company continues to compete in the manufacturing software application market, the mission critical nature of such software products may increase the Company's exposure to product liability claims against the Company.

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

KEY PERSONNEL

        The Company believes that its continued success will depend in large part upon its ability to attract, train and retain highly skilled technical, managerial and marketing personnel. The Company continues to hire a significant number of additional sales, services and technical personnel. Competition for the hiring of such personnel in the software industry is intense, and the Company from time to time experiences difficulty in locating candidates with appropriate qualifications within various desired geographic locations, or with certain industry specific domain expertise. Growth in contracting activity could be impacted by the Company's ability to attract, train, retain and manage productive sales and sales support personnel.

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

        Due to recent declines in the Company's share price, a large portion of stock options granted over the last two years have exercise prices above the Company's stock value at the end of the third quarter. As a result, the Company has increased risk of losing a significant number of key employees.

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

YEAR 2000 COMPLIANCE

        The Company's internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of America (ITAA) as Year 2000 compliant, therefore the Company does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. Costs directly attributed to the Company's internal Year 2000 initiative are currently estimated at approximately $2.0 million. However, the Company utilizes other third party vendor network equipment, telecommunication products, and other third party software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology components to operate properly in the Year 2000 may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. See the expanded disclosure of the Year 2000 issue under Management's Discussion and Analysis.

EUROPEAN MONETARY UNION (EMU)

        The Company's internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. The Company's latest software release contains EMU functionality that allows for dual currency reporting and information management. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the EMU. However, the Company utilizes other third party vendor network equipment, and other third party software products that may or may not be EMU compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post EMU may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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


EXPANSION OF FACILITIES

        The Company has experienced an extended period of growth that has resulted in a significant expansion in the number of its employees. Commercial building vacancy rates have significantly dropped in many of the markets where the Company has significant operations. As a consequence, the Company may experience increasing difficulty in obtaining additional space within which to expand its operations. Failure to either obtain space, or obtain it on reasonably attractive commercial terms, may inhibit the Company's ability to grow, or otherwise adversely affect the Company's operations and financial results.

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

VOLATILITY OF STOCK PRICE

        As is frequently the case with stock of high technology companies, the market price of the Company's stock has been and may continue to be quite volatile. Factors such as quarterly fluctuations in results of operations, announcements of technological innovations by the Company or its competitors or the introduction of new software products by the Company or its competitors, and macroeconomic conditions in the computer hardware and software industries generally, may have a significant impact on the market price of the stock of the Company. If revenue or earnings in any quarter fail to meet the expectations (published or otherwise) of the investment community, there could be an immediate impact on the Company's stock price. In addition, as described in the Possible Adverse Effects of Outstanding Warrants and Options section below, the Company has issued shares, stock options and warrants which, if sold directly or exercised and sold on the open market in large numbers, could cause the Company's stock price to decline in the short term. The Company can provide no assurance as to when and if such a short term stock price decline may recover. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. Any such broad market fluctuations may materially adversely affect the market price of the Company's stock

POSSIBLE ADVERSE EFFECTS OF OUTSTANDING WARRANTS AND OPTIONS

        The Company has outstanding warrants to purchase 6,400,000 shares of its common stock, which have exercise prices below the current market price of the common stock. The exercise of these warrants and resale of the underlying shares could adversely affect the market price of the Company's common stock. At September 30, 1998 the Company had 12,649,078 outstanding exercisable options to purchase common stock issued pursuant to employee stock plans which could have exercise prices below the current market price of the common stock. The exercise of such stock options and sale of a significant number of the underlying shares could adversely affect the market price of the Company's common stock.

INVESTMENTS AND LIQUIDITY

        The Company's short term and long term investments consist primarily of high quality municipal bonds, U.S. government securities, corporate debt securities and tax-advantaged money market funds. Despite favorable credit ratings on these investments, there can be no assurance the issuers will not default on their obligations, and any such default may result in the loss of principal and accrued interest by the Company. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, operating and investing activities may use cash, and, consequently, such growth may require the Company to obtain additional sources of financing. In addition, material acquisitions of complementary businesses, products or technologies and capital expenditures may require additional sources of financing. There can be no assurance that the Company would be able to obtain additional sources of financing or additional financing at terms favorable to the Company.

MOMENTUM BUSINESS APPLICATIONS, INC.

        The Company expects to distribute up to $300.0 million to Momentum in the fourth quarter in order to fund certain new product development efforts by Momentum. Shares of Momentum will be distributed to the Company's stockholders as a taxable stock dividend. There is no assurance that Momentum's product development efforts will be successful in creating marketable products or technologies or that the Company will realize any return on its distribution or that the Company will recover any of the funds distributed to Momentum.

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

        None

   Item 3. Defaults Upon Senior Securities

        None

   Item 4. Submission of Matters to a Vote of Security Holders

        None

   Item 5. Other Information

        None

   Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        10.35 Agreement of Purchase and Sale dated July 22, 1998 between the Registrant and William Willson & Associates

        10.36 Lease dated September 14, 1998 between the Registrant and Hacienda Plaza Associates, LLC

        10.37 Agreement and Plan of Merger dated September 30, 1998 between the Registrant and Intrepid Systems, Inc.

        27.1    Financial Data Schedule - Nine months ended September 30, 1998

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  November 14, 1998

                       PEOPLESOFT, INC.

                       By: /s/ ALFRED J. CASTINO
                           ---------------------------------------------
                           Alfred J. Castino
                           Senior Vice President of Finance and Administration, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS


   EXHIBIT #              EXHIBIT TITLE
   ---------              -------------

      10.35 Agreement of Purchase and Sale dated July 22, 1998 between the Registrant and William Willson & Associates

      10.36 Lease dated September 14, 1998 between the Registrant and Hacienda Plaza Associates, LLC

      10.37 Agreement and Plan of Merger dated September 30, 1998 between the Registrant and Intrepid Systems, Inc.

      27.1      Financial Data Schedule - September 30, 1998