Form 10-K405
period 1998-12-31
PEOPLESOFT INC
filed 1999-03-31
CIK 875570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-20710

                                PEOPLESOFT, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      68-0137069
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

     4460 HACIENDA DRIVE, PLEASANTON, CA                           94588
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 694-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 22, 1999 as reported on the Nasdaq National Market, was approximately $3 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 22, 1999, Registrant had 238,078,138 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held May 25, 1999 are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

References in this Report to the "Company" or "PeopleSoft" refer to PeopleSoft, Inc. which was incorporated in Delaware in 1987 and its subsidiaries. PeopleSoft, the PeopleSoft logo, PeopleTools, PS/nVision, PeopleCode, PeopleBooks, and Red Pepper are registered trademarks, and PSBN, PeopleTalk, and "We work in your world." are trademarks of PeopleSoft, Inc. All other company and product names may be trademarks of their respective owners. References to beta versions of software products refer to software products delivered to select customers for testing or evaluation prior to the general commercial release of such software products.

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

GENERAL

     PeopleSoft designs, develops, markets and supports a family of enterprise client/server and internet based application software products for use throughout large and medium sized organizations, including corporations worldwide, and higher education institutions, and federal, state, provincial and local government agencies primarily in North America. The Company designs its products for the client/server and internet models of computing and believes that its architecture is among the most flexible available for enterprise level applications software. The Company's strategy is to offer a comprehensive business portal entitled the PeopleSoft Business Network ("PSBN"). PSBN consists of an eBusiness Backbone integrated with upcoming eWorkplace self service communities and ePerformance Management Analytical Applications. The eBusiness Backbone consists of cross industry transaction processing applications such as HR management, financial applications, and procurement, including industry specific versions of these base applications, such as manufacturing, distribution, student administration, public sector, Federal, financial services, and others. The eWorkplace communities will consist of self service applications which integrate third party content with the eBusiness Backbone and Analytical Applications, allowing users a browser based service environment which is both productive and easy to use. The self service communities will include procurement, expenses, benefits, travel booking and processing, recruitment, and others, the first of which are planned for introduction in 1999. Analytical applications allow customers to perform analysis of data from the transaction processing applications, both those from PeopleSoft and other vendors, supporting management decision making. The Activity Based Management, Risk Weighted Capital, and Funds Transfer Pricing analytical applications began shipping in the first quarter of 1999, and others are planned for release in 1999 and 2000. The Company believes that its PSBN solutions will enable its customers to significantly improve the productivity of their employees and enhance the capability of management to analyze enterprise information in making essential business decisions. The Company's software products utilize the Microsoft Windows family of operating systems on the desktop as well as Internet browser-based products for its clients. The database server runs on a wide variety of popular relational database management system ("RDBMS"), operating system and hardware platform choices. There are also several popular options on the application server, making its software solutions among the most flexible, scaleable and portable in the application software industry. Application software products have been primarily developed using PeopleTools, the Company's integrated rapid application development toolset that is delivered to customers along with the application software products to facilitate customer modification and customization.

     PeopleSoft was incorporated in Delaware in August 1987 and initially shipped its first software product suite, a Human Resource Management System ("HRMS") in December 1988. In 1992, PeopleSoft introduced the first of a series of Financial Management and Accounting System software products, and in 1994, introduced the first of a series of Distribution and Materials Management products, rounding out a complete family of cross industry software products. Since that time, PeopleSoft has introduced several industry specific software product suites, including a suite of Manufacturing products for manufacturers, a suite of Public Sector Financial Management products, a suite of Public Sector HRMS products, a suite of Student Administration products for the higher education market, and a suite of HRMS products for the U.S. Federal Government marketplace, and has introduced additional Human Resource and Financial Management software products. In October 1996, the Company acquired Red Pepper Software Company ("Red Pepper"), a leader in the supply chain management systems market. PeopleSoft's strategy is to offer comprehensive enterprise application software solutions to a variety of industries with best of breed products utilized in a wide variety of cross-industry solutions. In the first quarter of 1999, the Company released its first Analytical Applications products to support management decision making.

SOFTWARE PRODUCT ARCHITECTURE

     PeopleSoft's software products are based on a scaleable, multi-tiered, client/server architecture, and emerging internet architectures. The Company believes that its architecture provides the system performance required for intensive record keeping and high volume on-line transaction processing ("OLTP") business applications, and facilitates faster, easier and less expensive implementations of the initial system as well as subsequent upgrades. PeopleSoft applications are designed for ease of use, are integrated with the Microsoft Windows family of products and are compatible with personal productivity applications such as word processors and spreadsheets. PeopleSoft applications also operate over the web using a browser-based client. PeopleSoft software products are designed specifically for use with RDBMSs, which offer power and functionality superior to flat files, hierarchical, or other non-relational databases that are generally used with legacy software applications. The Company's software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, PeopleSoft software products are portable across major RDBMS software and server hardware platforms. The Company believes that the intuitive design of its software products reduces end-user training requirements and allows end-users and decision makers increased access to critical data not always readily available to them with legacy systems.

  Architecture

     The Company's application software products support online transaction management in any of three different modes. In two-tier transaction processing, the presentation logic and interactive application logic are performed on a Windows client, while data intensive application logic and data management functions are carried out on the database server. In three-tier transaction processing, the presentation logic and selected interactive application logic operate on a Windows client, while the balance of interactive application logic and data intensive application logic operates on an application server and data management functions are carried out on a database server. The two-tier and three-tier options that use Windows on the desktop are collectively referred to as the Windows Client. In "three-tier for the Web" transaction processing, the presentation logic operates on a Java based client in a browser ("Web client"), while interactive application logic and data intensive application logic operates on an application server. With the availability of Release 7 and three-tier transaction processing, the Company's application software products now take advantage of messaging using remote procedure calls which facilitate real-time initiation of certain application logic routines on an application server or database server machine. Customers may implement Release 7 or 7.5 application software products using a single or any combination of the above processing options in a single local area or wide area network environment. The Company's future product development will focus heavily on internet centric computing, including an HTML client for a smaller footprint (thin client), applications messaging across the internet with XML, internet based APIs and messages, and web based reporting.

  PeopleTools

     Today's users are demanding system solutions that address specific business needs, facilitate the automation of workflow, are quickly adaptable to changing information requirements and provide for ease of access to information. PeopleSoft addresses these needs by providing PeopleTools, a set of integrated development and reporting tools including: (i) Development tools for use by business process or system analysts to rapidly design and deploy custom modifications; (ii) Administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft's applications; (iii) Reporting and Analysis tools for use by application users to easily access, summarize and analyze information; (iv) PeopleSoft Workflow for use by business process or system analysts and application users to automate business processes in a paperless environment; and
(v) PeopleSoft enterprise application integration tools for use in communicating between PeopleTools-built applications and externally-built applications. PeopleTools continues to be used by the Company to develop most of its application software products, and is a runtime environment. Powerful features and functions which PeopleTools supports include effective date capabilities, extensive security at both a user and object level, and a tree editor for managing hierarchical relationships among data elements. PeopleTools is used to build and modify data tables, design and customize user interface windows, modify user pull-down menus, define security privileges of individual users and operator access to system objects, define and build workflow based processes, process online transactions, and facilitate data importation from other systems into PeopleSoft applications. PeopleTools simplifies system customization and implementation and can help reduce the time and cost of implementing the system. Upgrades to new releases are simplified with a tool, which provides an automated comparison of the customer's customized systems to base level systems, and helps define how to install new releases. In addition, PeopleTools provides customers with significant ongoing flexibility to modify their systems quickly and inexpensively, so that internal maintenance costs can be reduced significantly.

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

  Graphical User Interface

     All PeopleSoft's current software products share a common graphical user interface ("GUI") based on Microsoft's Windows family of products, which provides a consistent "look and feel" to the Company's applications, including similar pull-down menus, error handling, system navigation and point-and-click mouse-driven functionality. PeopleSoft Release 7.5 operates either in a 32-bit architecture on Windows 95 and NT or on browsers certified to run the Company's Web client. The intuitive nature of GUI-based systems increases productivity and reduces user training requirements. The GUI's ease of use encourages non-technical users to utilize the information system capabilities more fully. In addition, the GUI allows users to integrate enterprise applications and data with other Microsoft Windows-based desktop applications while using the Windows Client. For example, customers can easily query the system and download data into either a word processing document or a spreadsheet. By leveraging the public's widespread familiarity with personal computers ("PC"), previously difficult access to enterprise information is readily available to the casual employee user, resulting in potentially significant improvements in employee productivity. PeopleSoft's planned new business portal (PSBN) products to be introduced beginning in 1999 will be internet focused, with extensive use of a Web browser interface.

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

  Electronic Commerce

     PeopleSoft's Web client runs applications over the World Wide Web, the Internet, extranets and intranets. Electronic Data Interchange ("EDI") is supported by the EDI Manager feature to handle transactions based on EDI documents utilizing standard X-12 and EDIFACT formats. The transactions can be passed over the Internet or private extranets. The Message Agent application programming interface allows initiation of PeopleSoft transactions from sources such as electronic forms, electronic mail, touch screen information kiosks and Web browsers. PeopleSoft's planned PSBN internet focused products will also include electronic bill presentment, supply chain management eCommerce capability, and electronic storefront functionality.

APPLICATION SOFTWARE PRODUCTS

     At December 31, 1998, PeopleSoft delivers commercially available application software products in product lines of Business Management, Supply Chain, Industry Solutions, and Product Architecture. Listed below are the commercially available software products within these product lines. Please note that products may be shared between product lines and therefore, may appear in more than one product line. For example, Purchasing is a product that is part of PeopleSoft Materials Management, as well as PeopleSoft Procurement. This allows our customers the flexibility to purchase the set of products that best address their business needs. Listed below are the commercially available software products for the following software product lines:

BUSINESS MANAGEMENT APPLICATION SOFTWARE PRODUCTS

PEOPLESOFT HUMAN RESOURCES MANAGEMENT 7.5  PEOPLESOFT ACCOUNTING AND CONTROL 7.5  PEOPLESOFT TREASURY MANAGEMENT 7.5
-----------------------------------------  -------------------------------------  ----------------------------------
Human Resources                            General Ledger                         Cash Management
Benefits Administration                    Receivables                            Payables
FSA Administration                         Payables                               Expenses
Payroll                                    Asset Management                       Receivables
Payroll Interface                          Projects                               Budgets
Pension Administration                     Budgets                                Deal Management
Time and Labor                             Expenses                               Risk Management
Stock Administration                       Cash Management

PEOPLESOFT PERFORMANCE MEASUREMENT 7.5  PEOPLESOFT PROJECT MANAGEMENT 7.5
--------------------------------------  ---------------------------------
Enterprise Warehouse                    Projects
Activity-Based Management               Purchasing
Funds Transfer Pricing                  Payables
Risk Weighted Capital                   Expenses
General Ledger                          Asset Management
Time and Labor                          Inventory
Billing                                 Time and Labor
                                        Payroll
                                        Budgets

SUPPLY CHAIN APPLICATION SOFTWARE PRODUCTS

PEOPLESOFT SALES AND LOGISTICS 7.5      PEOPLESOFT MATERIALS MANAGEMENT/   PEOPLESOFT SUPPLY CHAIN PLANNING
  ---------------------------------     PROCUREMENT 7.5                    7.5
                                        ---------------------------------  ---------------------------------
Remote Order Entry                      Purchasing                         Demand Planning
Order Management                        Payables                           Enterprise Planning
Product Configurator                    Inventory                          Order Promising
Billing                                 Expenses
Receivables                             Asset Management
Order Promising
Inventory

PEOPLESOFT REVENUE MANAGEMENT 7.5
---------------------------------
Time and Labor
Payroll
Projects
Billing
Expenses
Receivables
Payables
Purchasing

INDUSTRY SOLUTIONS APPLICATION SOFTWARE PRODUCTS

PEOPLESOFT HUMAN RESOURCES         PEOPLESOFT HUMAN RESOURCES         PEOPLESOFT FINANCIAL MANAGEMENT
MANAGEMENT                         MANAGEMENT                         FOR EDUCATION AND GOVERNMENT 7
FOR EDUCATION AND GOVERNMENT 7.5   FOR U.S. FEDERAL GOVERNMENT 7      ---------------------------------
---------------------------------  ---------------------------------

Human Resources                    Human Resources                    General Ledger
Benefits Administration            Benefits Administration            Receivables
FSA Administration                 Payroll                            Payables
Payroll                            Payroll Interface                  Purchasing
Payroll Interface                  Time and Labor                     Budgets
Time and Labor                                                        Inventory
                                                                      Asset Management
                                                                      Billing

PEOPLESOFT PROFITABILITY           PEOPLESOFT MERCHANDISE MANAGEMENT  PEOPLESOFT CUSTOMER INFORMATION
MANAGEMENT                         7.5                                SYSTEM
FOR FINANCIAL SERVICES 7.5         ---------------------------------  FOR UTILITIES 7.5
---------------------------------                                     ---------------------------------

Enterprise Warehouse               Merchandising                      CIS Plus from SPL WorldGroup
Activity-Based Management
Funds Transfer Pricing
Risk Weighted Capital

PEOPLESOFT PRODUCT DEVELOPMENT 7.5  PEOPLESOFT PRODUCTION MANAGEMENT 7.5
----------------------------------  ------------------------------------

Engineering                         Bills and Routings
Bills and Routings                  Production Planning
Cost Management                     Production Management
Inventory                           Cost Management
                                    Quality
                                    Inventory

PEOPLESOFT STUDENT ADMINISTRATION   PEOPLESOFT ADVANCEMENT 7.5
  7.5                                ---------------------------------
---------------------------------

Recruiting and Admissions           Advancement
Student Financials
Financial Aid
Student Records
Academic Advisement
Campus Community

PRODUCT ARCHITECTURE APPLICATION SOFTWARE PRODUCTS

PEOPLETOOLS 7.5:                    PEOPLETOOLS 7.5:                      PEOPLETOOLS 7.5:
DEVELOPMENT TOOLS                   ADMINISTRATION TOOLS                  REPORTING AND ANALYSIS TOOLS
---------------------------------    ---------------------------------    ---------------------------------

Application Designer                Data Mover                            PeopleSoft Query
Application Engine                  Security Administrator                PS/nVision
PeopleCode                          Mass Change                           Structured Query Reports
                                    Import Manager                        Cube Manager
                                    Process Scheduler                     Tree Manager
                                    Configuration Manager                 Process Scheduler
                                    Object Security
                                    Transaction Set Editor

PEOPLETOOLS 7.5:                    PEOPLETOOLS 7.5:
WORKFLOW TOOLS                      INTEGRATION TOOLS
---------------------------------    ---------------------------------

Application Designer                Message Agent API
Workflow Processor                  EDI Manager
Workflow Administrator              Open Query API

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

     In a comprehensive offering to help organizations improve both efficiency and effectiveness through business process automation and analysis, PeopleSoft
7.5 includes: (i) global applications and functionality, including global manufacturing and supply chain management, support for European Economic and Monetary Union (EMU) and international accounting practices, and additional global enhancements to support regional and multinational organizations worldwide; (ii) new applications for increased business process efficiency, including the Treasury application suite and new Expenses, Stock Administration, and Quality applications; (iii) strategic applications and functionality with OLAP capability, including the new Performance Measurement application suite, an enhanced Budgets application, and new total compensation functionality in the Human Resources application; (iv) enhancements throughout the entire enterprise application suite. In addition, PeopleSoft 7.5 marks the introduction of several new web client-based self-service applications, including employee expenses, employee time and reporting, and benefits processing; (v) all of the applications and functionality included in release 7.5 take advantage of the proven technology delivered with PeopleSoft 7 in September 1997, including a web client, a high-performance three-tier processing option, and OLAP integration; (vi) industry-specific solutions for manufacturing, retail, the federal government, higher education, public sector, healthcare, financial services, service industries, communications, transportation and utilities; and (vii) PeopleSoft Express, PeopleSoft's packaged guidance for rapid implementations and upgrades, is available with PeopleSoft 7.5.

     The Company's software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, the Company licenses its software products solely for the customer's internal operations. License fees for the Company's software products are a function of the particular combination of PeopleSoft software products chosen and, the number of employees for HRMS software products, the number of enrolled students for Higher Education software products or revenues of the licensing entity for Financial, Supply Chain and Manufacturing software products and the number of named users for third party workstation based software tools. All RDBMS platforms are priced the same except for DB2 mainframe versions, which have a higher price.

PEOPLESOFT BUSINESS MANAGEMENT APPLICATION PRODUCTS: HUMAN RESOURCES MANAGEMENT

     PeopleSoft Human Resources Management 7.5 is a family of fully integrated human resources management application software products available for a variety of industries. A brief summary of each software product follows:

     PeopleSoft Human Resources. The base human resources software product provides support for the human resource and certain base benefit functions, including workforce administration (employee biographical and job-related information), recruitment, position management, training and development, health and safety monitoring, skills inventory, career and succession. Additional features include globalization for managing operations and requirements specific to a country or region, tracking and administration of temporary global assignments, salary planning and budgets, competency management for identifying and analyzing job skills or competencies associated with individuals, jobs, teams and positions, and variable compensation to align the workforce with strategic business objectives, and the administration and tracking of various types of incentive compensation plans. This software product also includes the capability to set up online review by employees of their own selected human resource and benefits information. With this foundation as a building block, the following software products can be added to expand the range of system capabilities.

     PeopleSoft Benefits Administration. The benefits administration software product provides companies with the capability to automate certain of their more sophisticated benefits management processes, including flexible and non-flexible benefits programs that require complex eligibility checking, open enrollment processing, and other automatic enrollment processing capabilities.

     PeopleSoft FSA Administration. The flexible spending account administration
(FSA) software product provides the capability for companies to manage employee flexible spending accounts for healthcare and dependent care benefits plans.

     PeopleSoft Payroll. The payroll software product provides a full in-house payroll administration and production facility.

     PeopleSoft Payroll Interface. The payroll interface software product provides a bridge between the PeopleSoft Human Resources Management application and third party payroll systems for those companies that use their own payroll system or a payroll service bureau.

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

     PeopleSoft Stock Administration. The stock administration product will enable organizations to efficiently administer stock options and employee stock purchase programs.

     In addition to the above software products, PeopleSoft has extended the functionality of PeopleSoft Human Resources Management through the integration of numerous third party software products, including a resume reader from Restrac, tax reporting and filing from Federal Liaison Services and interactive voice processing of benefit, time and personal payroll-related information from TALX Corporation.

PEOPLESOFT BUSINESS MANAGEMENT APPLICATION PRODUCTS: ACCOUNTING AND CONTROL

     PeopleSoft Accounting and Control 7.5 is a family of fully integrated financial management system products available for a variety of industries. These modules support multiple currencies (including EMU). A brief summary of each software product follows:

     PeopleSoft General Ledger. The general ledger software product provides financial analysis, flexible management reporting, general ledger accounting and consolidations that enable the user to collect and report financial information based on the organization's unique requirements. Features include: unlimited charts of accounts (ChartFields) with alternate account codes available to support multinational statutory requirements, unlimited ledger versions (multibooks) allowing transaction level data capture in an unlimited number of currencies, gross and net debit and credit balances, currency precision to 15.3 digits, automatic generation of cross-currency exchange rates, customer-defined ledgers, graphical "tree" maintenance of ChartField elements, flexible calendars, dynamic budgeting, automated journal entry, multi-currency capabilities (including support for the European Monetary Unit (EMU)), automated allocations processing and inter-company journal entries.

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

     PeopleSoft Budgets. The budgeting software product integrates all aspects of the budgeting process, combining spreadsheets, workflow processing and PeopleSoft reporting and query tools into a centralized budgeting solution. In addition, the budget product offers full online analytical processing (OLAP) capability utilizing Arbor's Essbase software.

     PeopleSoft Expenses. The expenses software product integrates all aspects of the travel and entertainment reimbursement process providing tight control over expense management processing while enabling timely and efficient employee reimbursement. Features include: the flexibility to enable travelers to use their own PCs to enter expense reports outside of the network and then submit them for approval and processing later, direct input from credit card companies, or centralized input of employee receipts submitted by travelers. This software can be integrated with the General Ledger and Payables for reporting and disbursements and will contain workflow capabilities for review and approval.

     PeopleSoft Cash Management. PeopleSoft Cash Management helps global, multi-center treasury units to monitor and forecast cash needs, maintain bank relationship information, and perform bank reconciliation. PeopleSoft Cash Management at a glance:

     More Accurate Forecasting. Track and predict the amount and timing of cash flows -- including foreign currency exposures -- from operations through integration with enterprise financial applications, such as accounts payable and accounts receivable.

     Strategic In-House Banking. Strategically provide short-term cash availability to business units, and better assess cash requirements for your organization.

     Integrated Bank Statement Processing. Centrally reconcile system data from internal and third party sources, then transfer the information to the appropriate applications, such as PeopleSoft Payables, Receivables, Treasury, and General Ledger.

     Bank Relationship Management. Successfully manage relationships with banks and counterparties, while tracking facilities and fees.

     Fully Integrated Enterprise Solution. Simplify the forecasting process, using the system to gather data from other PeopleSoft applications, such as PeopleSoft Receivables, Payables, and Budgets.

PEOPLESOFT BUSINESS MANAGEMENT APPLICATION PRODUCTS: TREASURY MANAGEMENT

     PeopleSoft Treasury Management 7.5 is a family of fully integrated treasury management system products available for a variety of industries. A brief summary of each software product follows:

     PeopleSoft Cash Management. See description above.

     PeopleSoft Payables. See description above.

     PeopleSoft Expenses. See description above.

     PeopleSoft Receivables. See description above.

     PeopleSoft Budgets. See description above.

     PeopleSoft Deal Management. PeopleSoft Deal Management provides treasury departments with functionality to streamline deal capture, confirmations, settlement, accounting, and position management. PeopleSoft Deal Management at a glance:

     Quicker Deal Processing. Define financial instruments, save them as templates, and re-use them for similar types of deals. Simplify administration with electronic confirmation and matching.

     Innovative Instrument Creation. Create financial instruments using a building block approach. Handle an increasing variety of complex instruments using the same methods as Wall Street financial engineers.

     Enterprise-Wide Foreign Exchange. Quantify the foreign exchange exposures across different business units in the enterprise. Offset unwanted exposures by conducting fewer transactions at more favorable rates.

     Flexible Transaction Settlement. Settle all transactions on a gross or net basis by individual deal, financial instrument type, or counterparty for a particular date and currency.

     Automated Workflow. Use workflow to generate printed confirmation letters and have them faxed to your trade counterparty, or fully automate the process and use electronic confirmation matching.

     Efficient Transaction Tracking. Track the status of the transaction through the dealing process to determine if there are any backlogs or problems.

     Immediate Online Information Access. Use your own market data, or integrate real-time information using quote vendors such as Reuters and Bloomberg.

     Flexible Limits Establishment. Establish limits for counterparties, currencies, financial instrument types, trader, deal size, or numerous other criteria. Use workflow to provide online warning of limits being approached or breached.

     PeopleSoft Risk Management. PeopleSoft Risk Management supports the valuation and analysis of a treasury's portfolio of transactions and exposures. You can use a variety of reporting tools to provide position, treasury performance analysis, and value-at-risk reports. PeopleSoft Risk Management at a glance:

     Online Pricing and Analysis. Interface to third party and proprietary analytical tools for online pricing and analysis. Select same analytics used by bankers, to more accurately calculate your counterparty exposures in terms of market value. And to conform to regulatory requirements such as those imposed by FASB.

     Treasury Performance Tracking. Analyze and report treasury performance. For example, track treasury performance relative to a policy-defined benchmark.

     Hedges Calculation. Calculate the effectiveness of hedges for a single transaction or across a given portfolio.

     Value at Risk Calculation. Quantify market exposures by calculating Value at Risk (VaR) through an interface to third party analytical tools. Analyze the risk of alternative strategies, restructure the firm's exposure profile, or comply with external regulatory reporting guidelines as imposed by the SEC.

     Up-to-Date Market Information. Update market information using feeds from external quote vendors.

PEOPLESOFT BUSINESS MANAGEMENT APPLICATION PRODUCTS: PERFORMANCE MEASUREMENT

     PeopleSoft Performance Measurement 7.5 is a family of fully integrated performance measurement system products available for a variety of industries. Enterprise Warehouse, Activity-Based Management, Funds Transfer Pricing and Risk Weighted Capital became generally available during the first quarter of 1999. A brief summary of each software product follows:

     PeopleSoft Enterprise Warehouse. PeopleSoft Enterprise Warehouse, is a key component to our Performance Measurement solution. The financial, operational, and activity-based management data for performance measurement is stored within the Performance Measurement Warehouse. PeopleSoft Performance Measurement Warehouse brings together data from diverse operating systems. So you can access and analyze information at a variety of levels using online analytical processing (OLAP) tools. PeopleSoft Performance Measurement Warehouse is also designed to store large amounts of data and is optimized for fast response to any query. Performance Measurement Warehouse includes a variety of reporting and OLAP tools, providing an intuitive, navigational interface to your performance measurement data.

     PeopleSoft Activity-Based Management. The activity-based management software product helps organizations measure performance and support decision making throughout the enterprise with activity-based costing, economic value-added calculations, and the capability to determine profitability by customer, product and channel.

     PeopleSoft Funds Transfer Pricing. PeopleSoft Funds Transfer Pricing (FTP) helps financial institutions integrate systems for risk management, performance, measurement, and planning. The comparative value of profit contributions is difficult to measure across a wide range of offices operating in different financial environments. FTP is an accurate, credible, and fair tool for measuring and managing profitability across the enterprise. FTP includes the following:

     Accurate Evaluation of Business Units. Evaluate business units according to factors within their control, including credit quality, pricing, and product strategy. Evaluate institution components consistently and determine component impact on overall earnings.

     Centralized Risk Management. Transfer interest rate risk from business units to a centralized reporting unit, where risk management expertise resides.

     Accurate Evaluation of Profit Contributions. Measure profit contributions at the individual product, customer, and organizational levels.

     Profitable Lending Rates. Determine the funding cost for each asset in a financial institution. Then set profitable lending rates that take credit risk, operating cost, and accurate funding costs into account.

     Asset Generation Measurement. Measure the asset-generating efficiency of each business unit apart from its funds-generating efficiency.

     Employee Motivation. Motivate employees to perform according to the financial goals of the institution, with accurate financial reporting.

     Enhanced Management Knowledge. Build management knowledge to improve pricing, tactical, and strategic decisions.

     PeopleSoft Risk Weighted Capital. PeopleSoft Risk Weighted Capital (RWC) measures the return on risk-adjusted capital. RWC helps institutions allocate appropriate levels of capital to business units on a basis that includes inherent risk. By measuring the performance of business units, products, customers, or transactions against perceived levels of risk, RWC provides a truer picture of profitability.

     RWC measures risk-adjusted capital derived from several types of risk, including: Credit, Interest Rate, Market, Deposit Run-off, Operational, Legal and Reputation Risk. The advantages of RWC include:

     - Provides a basis for calculating and reporting risk-adjusted performance

     - Highlights control and improvement opportunities

     - Optimally assigns time and resources

     - Helps reduce earnings volatility by highlighting diversification opportunities

     - Helps identify areas of equity protection in the event of catastrophic losses

     - Extends the depth to which capital is allocated to the business unit, product, or customer

     - Extends the breadth of risk categories covered in reaching specific capital allocation decisions

     PeopleSoft General Ledger. See description above.

     PeopleSoft Time and Labor. See description above.

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

PEOPLESOFT BUSINESS MANAGEMENT APPLICATION PRODUCTS: PROJECT MANAGEMENT

     PeopleSoft Project Management 7.5 is a family of fully integrated project management system products available for a variety of industries. A brief summary of each software product follows:

     PeopleSoft Projects. See description above.

     PeopleSoft Purchasing. The purchasing software product automates requisitioning, purchasing and receiving of raw materials, supplies, services, products and assets, streamlines purchasing functions through online requisitioning, automated sourcing, and application integration and enables buyers to manage vendor selection and ongoing contracts more efficiently and cost effectively.

     PeopleSoft Payables. See description above.

     PeopleSoft Expenses. See description above.

     PeopleSoft Asset Management. See description above.

     PeopleSoft Inventory. The inventory software product provides the ability to efficiently store and issue stock in response to changing demands, accurately track the movement of stock on a real-time basis, and automatically replenish stock as needed.

     PeopleSoft Time and Labor. See description above.

     PeopleSoft Payroll. See description above.

     PeopleSoft Budgets. See description above.

PEOPLESOFT SUPPLY CHAIN APPLICATION PRODUCTS: SALES AND LOGISTICS

     PeopleSoft Sales and Logistics 7.5 is a family of fully integrated distribution software products providing optimum order management and supply chain management. A brief summary of each software product follows:

     PeopleSoft Remote Order Entry. PeopleSoft Remote Order Entry gives field sales force the ability to enter configured sales orders and quotes on a standalone laptop version of our Product Configurator and Order Management applications. PeopleSoft Remote Order Entry at a glance:

     Open Ordering Environment. Support full quotation and order entry, as well as full pricing and discounting logic.

     Enterprise-Wide Synchronization. Ensure accuracy throughout the enterprise. Remote Order Entry operates with subsets of Order Management data -- customers, catalogs, and business units -- to efficiently transfer data.

     Sales Force Advantage. Enable the customer's sales force to take orders outside the office, thereby increasing productivity.

     PeopleSoft Order Management. The order management software product handles the complete range of order processing requirements.

     PeopleSoft Product Configurator. The configurator software product is a highly efficient solution to selling, producing, and tracking individually configured products in a make-to-order or assemble-to-order environment.

     PeopleSoft Billing. See description above.

     PeopleSoft Receivables. See description above.

     PeopleSoft Order Promising. This event-driven, real-time order promising application works in concert with other enterprise requirements planning (ERP) applications to evaluate production capability to meet customer demand.

     PeopleSoft Inventory. See description above.

PEOPLESOFT SUPPLY CHAIN APPLICATION PRODUCTS: MATERIALS MANAGEMENT/PROCUREMENT

     PeopleSoft Materials Management/Procurement 7.5 is a family of fully integrated distribution software products providing optimum materials and supply chain management. From materials procurement through complex outbound logistics, PeopleSoft Materials Management/Procurement uses the latest technology for the supply chain to streamline business processes. When dealing with customers in the Products Industry (e.g. manufacturing, transportation, and utilities), PeopleSoft refers to this product line as PeopleSoft Materials Management. When dealing with customers in the Services Industry (e.g. financial services, healthcare, retail, service industries), PeopleSoft refers to this product line as PeopleSoft Procurement. Materials Management/Procurement software products that are currently commercially available are: Purchasing, Payables, Inventory, Expenses and Asset Management, each of which is described above.

PEOPLESOFT SUPPLY CHAIN APPLICATION PRODUCTS: SUPPLY CHAIN PLANNING

     PeopleSoft Supply Chain Planning 7.5 is a family of intelligent planning and optimization solutions, powered by Red Pepper technology, for supply chain planning, sales order promising and plant level operations. Supply Chain optimization technology is embedded in certain PeopleSoft manufacturing and distribution software products and is also sold separately for integration into customer environments that incorporate enterprise resource planning (ERP), material requirement planning (MRP) and distribution requirement planning (DRP) products from other vendors. A brief summary of each software product follows:

     PeopleSoft Demand Planning. PeopleSoft Demand Planning combines advanced decision support techniques with multi-user collaboration to develop enterprise-feasible forecasts.

     PeopleSoft Enterprise Planning. This intelligent supply chain optimization application creates a total view of the enterprise. Beyond just manufacturing planning, it includes true constraint-based replenishment planning, featuring sourcing rules, inventory stocking policies, transfer options, and plan requirements for each location in the supply chain.

     PeopleSoft Order Promising. See description above.

PEOPLESOFT SUPPLY CHAIN APPLICATION PRODUCTS: REVENUE MANAGEMENT

     PeopleSoft Revenue Management 7.5 is a family of fully integrated distribution software products providing optimum materials and revenue management. A brief summary of each software product is listed above.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: HUMAN RESOURCES MANAGEMENT FOR EDUCATION AND GOVERNMENT

     PeopleSoft Human Resources Management for Education and Government 7.5 is a family of fully integrated human resources management application software products available for education and government. This industry solution is based on our cross-industry Human Resources Management product line and contains additional capabilities required by education and public sector organizations, such as encumbrances/commitments, fund-based position management and budgeting, and contract pay programs. Human Resources Management for Education and Government software products that are currently commercially available include:
Human Resources, Benefits Administration, FSA Administration, Payroll, Payroll Interface and Time and Labor. A brief summary of each software product is listed above.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: HUMAN RESOURCES MANAGEMENT FOR U.S. FEDERAL GOVERNMENT

     PeopleSoft Human Resources Management for U.S. Federal Government 7 is a family of fully integrated human resources management application software products available for the U.S. federal government. This industry solution is based on our cross-industry Human Resources Management product line and contains additional capabilities required by U.S. federal government agencies, such as specific U.S. government terminology, encumbrances/commitments, fund-based position management and budgeting, and contract pay programs. Human Resources Management for U.S. Federal Government software products that are currently commercially available include: Human Resources, Benefits Administration, Payroll, Payroll Interface and Time and Labor. A brief summary of each software product is listed above.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: FINANCIAL MANAGEMENT FOR EDUCATION AND GOVERNMENT

     PeopleSoft Financial Management for Education and Government 7 is a family of fully integrated financial management system products available for education and government. This industry solution is based on our cross-industry financial and distribution product lines and contains additional capabilities required by education and public sector organizations, such as public sector specific chart of accounts structures and encumbrances/commitments. Financial Management for Education and Government software products that are currently commercially available include: General Ledger, Receivables, Payables, Purchasing, Budgets, Inventory, Asset Management and Billing. A brief summary of each software product is listed above.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: PROFITABILITY MANAGEMENT FOR FINANCIAL SERVICES

     PeopleSoft Profitability Management 7.5 delivers the kind of cost and profitability information that financial services companies need to remain competitive. Our solution provides access to timely and accurate data on cost, profit, and risk. It helps management throughout the organization make decisions that support overall strategy. PeopleSoft Profitability Management allows financial services organizations to:

     - Identify the right product lines to support with investment -- and the wrong ones

     - Manage the cost of and return on funds for operations

     - Determine profitability for individual products, then rationalize accordingly

     - Determine true product cost and revenue, then price more competitively

     - Identify service costs of alternative channels of distribution

     Profitability Management for Financial Services software products which became generally available during the first quarter of 1999 include: Enterprise Warehouse, Activity-Based Management, Funds Transfer Pricing and Risk Weighted Capital. A brief summary of each software product is listed above.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: MERCHANDISE MANAGEMENT

     The merchandising software product is a comprehensive retail merchandise software solution. With PeopleSoft, retailers can enable all users -- novice or experienced -- to quickly turn transaction data into reports that spur action. Merchandise Management enhances a retailer's ability to address problems and capitalize on opportunities across the enterprise. PeopleSoft's Merchandise Management provides additional benefits such as:

     - Streamline administrative practices and work more productively

     - Adapt merchandise management system to business changes and growth

     - Deploy user-friendly exception based reporting and data surfing tools enterprise-wide

     - Organize and consolidate critical information in a data warehouse for quick and easy enterprise-wide access

     - Consolidate the functionality of disparate information systems onto a single easy-to-use platform

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: CUSTOMER INFORMATION SYSTEM FOR UTILITIES

     PeopleSoft for Utilities features CIS PLUS(R) the leading customer management solution from SPL WorldGroup. CIS PLUS is a functionally rich system designed to meet customer needs quickly and effectively. Benefits include:

     - Understand customer purchasing trends and offer them the choices they want

     - Capture comprehensive customer information with flexible parameters

     - Customize market offering

     - Take advantage of emerging market opportunities

     - Capture customer financial data then integrate it into PeopleSoft financial management applications

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: PRODUCT DEVELOPMENT

     PeopleSoft Product Development 7.5 is a family of fully integrated software products designed for manufacturers. A brief summary of each software product follows:

     PeopleSoft Engineering. The engineering software product provides the ability to manage product introduction and change processes throughout the enterprise.

     PeopleSoft Bills and Routings. The bills and routings software product provides all the features and functionality required to dynamically maintain complex bills of material (BOM), resources, work centers and routings.

     PeopleSoft Cost Management. The Cost Management software product provides control and flexibility to manage costs throughout the supply chain. This software product focuses on determining, analyzing, and managing product costs and on accounting transactions that affect inventory balances.

     PeopleSoft Inventory. See description above.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: PRODUCTION MANAGEMENT

     PeopleSoft Production Management 7.5 is a family of fully integrated software products designed for manufacturers. A brief summary of each software product follows:

     PeopleSoft Bills and Routings. See description above.

     PeopleSoft Production Planning. This interactive factory planning system enables planners to optimize their manufacturing operations.

     PeopleSoft Production Management. The production management software product synchronizes planning and execution throughout the enterprise.

     PeopleSoft Cost Management. See description above.

     PeopleSoft Quality. The Quality software product provides a structured quality environment, combining online Statistical Process Control (SPC) data collection with the power of a relational database for unparalleled quality analysis and reporting.

     PeopleSoft Inventory. See description above.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: STUDENT ADMINISTRATION

     PeopleSoft Student Administration 7.5 is a suite of software applications tailored to meet the specific needs of higher education institutions. A brief summary of each software product follows:

     PeopleSoft Recruiting and Admissions. The recruiting and admissions application captures all information relating to specific candidates, admitted students, recruiter management, event management, concurrent prospect and applications records, and automated admissions decisions.

     PeopleSoft Student Financials. The student financials application unifies all the rules a college or university has regarding fees and tuition, making possible innovative tuition calculation, cashiering, third party processing, collections and profitability tracking.

     PeopleSoft Financial Aid. The financial aid application integrates workflow to streamline applications processing, assignment of student budgets, needs analysis, fund disbursement, and compliance with federal regulations and grant applications. This application also allows automated Direct and FFELP Loan processing and automated aid packaging.

     PeopleSoft Student Records. The student records application expedites complex academic administrative tasks such as catalog and class schedule maintenance, enrollment requisite and conflict checking, multiple grading systems, multiple concurrent academic careers and academic programs, wait list management and tracking, and automated transfer credit evaluation.

     PeopleSoft Academic Advisement. The academic advisement application provides automated analysis of student progress toward completion of academic requirements. This application allows students and advisors to easily understand, navigate and track degree progress.

     PeopleSoft Campus Community. The campus community application captures and unifies prospect, applicant, student, alumni and employee records by allowing for a common database across the institution. This application streamlines internal communications management and provides complex global searches and tracking of all individuals and organizations associated with the college or university.

PEOPLESOFT INDUSTRY SOLUTIONS APPLICATION PRODUCTS: ADVANCEMENT

     PeopleSoft Advancement streamlines and automates key business functions related to philanthropic and non-profit management. Advancement combines with other products to provide the higher education community with a comprehensive institution-wide solution. PeopleSoft Advancement users can:

     - Maintain biographic constituent information

     - Track and manages all types of commitments

     - Maintain detailed prospect information

     - Put on events of various sizes and objectives

     - Strengthen fundraising efforts

PEOPLESOFT APPLICATION DEVELOPMENT AND PRODUCTIVITY TOOLS -- PEOPLETOOLS

     The Company includes a restricted use license to PeopleTools with each PeopleSoft application software product licensed. PeopleTools 7.5 includes the following application development tools:

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

     Cube Manager. Cube Manager is used to map data between PeopleSoft databases and hyperdimensional cubes using online analytical processing ("OLAP"). Currently Cognos PowerPlay and Arbor Essbase are directly integrated through the PeopleTools Cube Manager.

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

SALES AND MARKETING

     The Company markets and licenses its software products in most major world markets primarily through a direct sales organization of 1,509 employees as of December 31, 1998. The direct sales organization is based in over 25 field sales offices located in major metropolitan areas throughout the United States. International sales activities are managed out of the Company's offices in Toronto, Vancouver, Ottawa, and Montreal, Canada; Amsterdam, the Netherlands; Paris, France; Reading, England; Munich, Germany; Brussels, Belgium; Milan, Italy; Zurich, Switzerland; Mexico City, Mexico; Sydney, Perth and Melbourne, Australia; Auckland, New Zealand; Buenos Aires, Argentina; Sao Paulo, Brazil; Tokyo, Japan; Madrid, Spain; Johannesburg, South Africa; Hong Kong and Singapore. Most of the Company's licenses for PeopleSoft software products to date have been in the U.S. and Canada, and a significant portion of international sales have been to overseas affiliates of a customer's U.S. based enterprise. To augment its direct sales channel, the Company has: (i) a teaming agreement with Andersen Consulting to address the PeopleSoft HRMS and PeopleSoft Financials requirements of state and local government agencies; (ii) agreements for consulting and system integration with Deloitte and Touche LLP, KPMG Peat Marwick LLP and PriceWaterhouseCoopers LLP, and (iii) agreements with other third party distributors and system integrators in various countries where it does not have a direct sales force.

     In support of its sales force, the Company conducts comprehensive marketing programs, which include telemarketing, direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal ("RFP") from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to an RFP (if solicited by the customer), one or more presentations to the customer, customer internal sign-off activities, and contract negotiation and finalization. While the sales cycle from customer to customer varies substantially, the sales cycle has historically required six to twelve months.

     Generally, customers obtain separate licenses for the underlying database management systems directly from the RDBMS vendors, however, the Company may also sublicense runtime versions of Oracle's, Sybase's or Informix's RDBMSs and certain connectivity software products to its customers, and in some cases, has made royalty prepayments under these agreements. In addition, the Company incorporates SQRIBE Technology Corporation's ("SQRIBE") SQR, ReportMate, Seagate's Crystal Report Writer, BEA's Tuxedo and Jolt Middleware, Cognos' Powerplay, Select Software's data modeling and process modeling tools, and Rational Software Corporation's SQA Robot with all of its software products. The Company has sublicensing arrangements with Microsoft, Oracle, Informix, SQRIBE, Seagate, BEA, Cognos, Select Software, Folio Corporation and Rational and accordingly, the Company must rely on the strength of such companies' trademarks, trade secrets, contractual arrangements, copyrights and patents for protection and continued usage of such intellectual property by the Company. Termination of the relationship with any of these companies could adversely affect the Company's software product offerings and ability to generate revenue software application license sales.

     A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors (such as Informix, Microsoft, Oracle and Sybase); (ii) hardware vendors (such as Compaq

Computer Corporation, Hewlett Packard Corporation, IBM, Sequent Computer Systems, Inc. and Sun Microsystems, Inc.) which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators (such as Andersen Consulting, IBM's ISSC, Deloitte and Touche LLP, PriceWaterhouseCoopers LLP, and KPMG Peat Marwick LLP) some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms (such as Towers Perrin, Wyatt Co. and William M. Mercer & Co.) that are active in the implementation of human resource management systems. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. PeopleSoft has conducted several joint marketing and sales programs with these vendors and other technology and software partners, including seminars, direct mail campaigns and trade show appearances. However, there can be no assurance that these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, will not start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or will not otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, demand for these products could be adversely affected. In addition, PeopleSoft's software application architecture, including PeopleTools, may facilitate reduced implementation costs for customers compared to the competitive alternatives from Oracle and SAP. Therefore, systems integrators may actually generate lower integration fees when implementing PeopleSoft applications when compared to competitive offerings.

     Due to the foregoing factors, it is possible that in a future quarter or quarters, the Company's operating results could not meet the published expectations of certain public market financial analysts. In such an event, the price of the Company's common stock would very likely be materially adversely affected.

  Relationship with Shared Medical Systems, Inc.

     In August 1995, PeopleSoft and Shared Medical Systems, Inc. ("SMS") entered into a systems integrator agreement whereby PeopleSoft appointed SMS as a distributor of certain PeopleSoft HRMS and Financials software products. During the third quarter of 1998, the companies mutually terminated the distribution agreement. SMS had the right to sublicense selected PeopleSoft software products in competition with the Company's marketing efforts in the healthcare market.

  International Operations

     During the years ended December 31, 1996, 1997 and 1998, the Company's international revenues were approximately 16%, 15% and 16% of total revenues, respectively. International revenues from each geographic region were less than 10% of total revenues. The Company markets certain of its software products to a variety of industries through foreign subsidiaries located in Canada, the United Kingdom, the Netherlands, Germany, France, Spain, Switzerland, Italy, Belgium, South Africa, Mexico, Argentina, Brazil, Venezuela, Australia, Singapore, Japan, Malaysia, Hong Kong, and New Zealand. In addition, the Company also markets through distributors in the Asia/Pacific region.

     For the years ended December 31, 1996, 1997, and 1998, the Company's revenues in the Asia/Pacific region, which includes Far East countries and Australia and New Zealand, were less than 5% of total revenues. As of December 31, 1998, less than 5% of the Company's assets are in the Asia/Pacific region.

SERVICES AND CUSTOMER SUPPORT

     The Company believes that a high level of customer service is required to be successful in the enterprise software marketplace due to the number of different hardware and software vendors involved in an implementation and the inherent complexity of the software. The Company also believes that the opportunity exists to differentiate itself from competitors on a service level due to the demanding service requirements of this market. The Company's customer service staff consisted of 3,601 employees as of December 31, 1998.

     Service revenue consists primarily of software support (maintenance) fees, customer training fees, consulting fees, and other miscellaneous fees. Services revenues constituted 44%, 47% and 56% of the Company's total revenues during the years ended December 31, 1996, 1997 and 1998, respectively. Service revenue may fluctuate due to, but not limited to, changes in levels of consulting activity, the related satisfaction of significant agreement milestones, and satisfaction of the Company's revenue recognition criteria. In addition, seasonality impacts training and installation revenue, both of which tend to follow license fees by approximately one quarter.

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

     Typically, software product license fees include the first year of maintenance support. Thereafter, ongoing maintenance contracts are offered to customers, and are renewable on an annual basis. The maintenance agreement entitles the customer to software product enhancements or upgrades released during the term of the maintenance agreement, access to the PeopleSoft Advantage Customer Care Business Center, and 24-hour hot-line telephone support. Annual maintenance fees are generally based on 18% of the price of the software products under license by a customer. To date, well over 90% of all customers have renewed their maintenance contracts.

  Customer Education and Training

     The Company offers comprehensive education for key groups affected by the implementation of PeopleSoft technology (executives, the project team and application users) with the goal of ensuring each customer's success with the Company's software products. Training is also available for third party consultants. The Company's educational programs include instructor-led classes, computer-based training, and extensive end user training that also serves as an electronic performance support system. In 1999, PeopleSoft is launching four significant training initiatives:

     PeopleSoft Knowledge Broadcasts: This new subscription service provides interactive, instructor-led training via satallite broadcasts which are delivered to the users desktop. The format allows customers to train managers and members of their implementation teams without incurring travel costs or office downtime through the use of Interactive Distance Learning (IDL) technologies.

     The PeopleSoft Knowledge Center: This new Web-based learning and competency management environment provides Web-based training modules covering PeopleSoft products, related technology and even soft skills, allowing customers' end users to develop skills in all areas crucial to their performance in their jobs.

     PeopleSoft Performance Solutions: This consulting team provides services to help customers manage human performance. Their services include competency definition, gap analysis, competency management program development, training recommendations, and professional development program development.

     The PeopleSoft Pro Credential Program: This program provides job role based training recommendations and awards a certificate based on completion of a prescribed training program. This program, which is open to the public, is designed to help customers be confident that the individuals who they hire or contract to assist in an implementation have the requisite skills and training to make their implementation a success.

     Instructor-led training is provided in training facilities leased by the Company in several major metropolitan areas around the world and can also be delivered on the customer's site for a fee plus travel expenses. The Company's fees for instructor-led, project team training are generally priced at $450 per training unit (representing approximately one student day of training). The Company offers price reductions for volume advanced purchases of training units. The Company's pricing for end user training varies based on the number of employees at the customer company and the number of training modules purchased.

  Consulting Services

     The Company offers a variety of consulting services to its customers including system product implementation assistance and planning, project planning and strategy, upgrade implementation, electronic commerce, workflow or OLAP deployment, and minor software product enhancements. The Company has several technology labs which currently concentrate on upgrading customers from one PeopleSoft release to the next. Additionally, the Company has a Year 2000 lab that specializes in rapid customer implementations and the development of tools, templates and methodologies to assist our customers and partners in similar efforts. The Company frequently works closely with third party consulting and systems integration firms such as Andersen Consulting, Deloitte and Touche LLP, KPMG Peat Marwick LLP and PriceWaterhouseCoopers LLP who provide the customer with a full range of reengineering, customization and project management services. These third party consulting firms have also licensed PeopleSoft applications to develop programs to support customers implementing the Company's software products. During the past year PeopleSoft significantly expanded its consulting services group to meet growing customer demands for such services. There can be no assurance that PeopleSoft will be successful in further expanding its consulting services group, or that revenues from consulting services will in fact increase, or be profitable.

     To help reduce the time-to-implement and improve a customer's opportunity to achieve a higher return on investment from licensing a PeopleSoft product, the Company has created the PeopleSoft Implementation Tool Kit (ITK). This tool kit is bundled with the product, and provides customers and partners with specific implementation guidance and facilities. The Implementation Took Kit has been successfully utilized in a beta setting during 1998. The Company believes that ITK will significantly reduce the time-to-implement and long-term cost of ownership for the licensed products, as well as facilitating the overall process of upgrading and extending applications throughout a customer's enterprise. No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace.

  Customer Care Business Center

     The Customer Care Business Center (CCBC) is a pool of customer service resources that are available via 1-800 number access. All PeopleSoft customers have access to the CCBC personnel. These service professionals are focused on resolving customer's business issues. The CCBC will also be responsible for all customer software orders, maintaining customer contracts and the maintenance of customer service systems such as Vantive.

  PeopleSoft Advisor

     This group develops and delivers PeopleSoft business information to the customer base via seminars, conference calls, knowledge broadcasts, etc., serving as a communication vehicle for all customers.

COMPETITION

     The market for business application software has been intensely competitive for the past three years and is currently intensifying. The Company currently competes with a variety of software vendors including: (i) enterprise application software vendors; (ii) manufacturing application software vendors;
(iii) enterprise resource optimization application software vendors; (iv) financial management systems and HRMS application software vendors; and (v) software tools vendors. In addition, the Company's new eWorkplace, analytical applications, and other internet focused products will compete with companies offering internet community and portal solutions as well as companies offering analysis and reporting products. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of the Company's competitors now offer software products based on a client/server architecture. The Company must now differentiate itself in the internet applications market through solutions that offer customers high productivity for user self service processes, analysis for strategic decision making, a highly integrated and easy to use enterprise business portal, and other factors unique to the internet application market. In addition, the Company must compete through: (i) enterprise software product breadth and individual product features; (ii) service reputation; (iii) product flexibility; (iv) ease of implementation; (v) international software product version availability and support; and (vi) price. Price competition has increased over the past year and this trend may continue in the future.

     In the enterprise application software market, PeopleSoft faces significant competition from SAP, Oracle J.D. Edwards, and to a lesser degree, Dun & Bradstreet Software (operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In this market, the chief competitive factors include: (i) the breadth and completeness of the enterprise solution offered by each vendor; (ii) the extent of software product integration across the enterprise solution; (iii) the availability of localized software products and technical support in key markets outside the United States, and (iv) the strength of internet focused product offerings and vision. Both SAP and Oracle have substantially greater financial, technical, international and marketing resources, and a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS underlies a significant portion of PeopleSoft's installed applications.

     The Company entered the manufacturing software application markets in 1996. In these markets, the Company's existing competitors include those listed immediately above and others such as Baan Company N.V. ("Baan") QAD, Ross Systems and J.D. Edwards, and a large number of niche competitors already in the manufacturing markets.

     In addition, since it acquired Red Pepper Software in the fourth quarter of 1996, PeopleSoft has competed in the enterprise resource optimization software solutions market. PeopleSoft's current and potential competitors in this market include:

     (i) companies such as i2 Technologies, Manugistics, and Numetrix Software which have developed or are attempting to develop advanced planning and scheduling software products which complement or compete with MRP (material requirements planning) solutions;

     (ii) other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc., Marcam Solutions, Inc. and Cap Logistics;

     (iii) other enterprise application software vendors that may broaden their product offerings by internally developing (such as SAP's initiatives in this area), acquiring (such as Baan's acquisitions of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software;

     (iv) internal development efforts by potential customers' corporate information technology departments; and

     (v) companies offering standardized or customized products on mainframe and/or mid-range computer systems.

     PeopleSoft also competes with (i) providers of HRMS software products including Cyborg Systems, Lawson Associates, Integral Systems, Inc., InPower, Inc. and Ceridian and (ii) providers of financial management systems software products including Computron Software, Inc., Flexiware International, Hyperion Software, Lawson Associates and other smaller companies.

     In addition, as the Year 2000 approaches, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to purchasing PeopleSoft's software products. This may result in increased competition from outsource services including Computer Science Corporation ("CSC"), Electronic Data Systems Corporation ("EDS"), IBM, ADP, Ceridian, and other smaller companies. During the third quarter of 1998, PeopleSoft signed agreements with IT service providers CIBER, Inc., CSC, Corio, KPMG Peat Marwick, reSOURCE PARTNER, and Usinternetworking to provide industry-specific outsourcing solutions encompassing software implementation and management services. Although PeopleSoft is pursuing an outsourcing partner program that it believes will address the needs of the marketplace, this program may not be successful.

     Intense competition could lead to increased price competition in the market, forcing the Company to reduce prices. As a result, PeopleSoft's gross margins may decline and it may lose market share, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. In recent quarters, PeopleSoft's competitors have increasingly priced their products aggressively. PeopleSoft may be unable to continue to compete successfully with its existing competitors or to compete successfully with new competitors.

SOFTWARE PRODUCT DEVELOPMENT

     Since inception, the Company has made substantial investments in research and software product development. The Company believes that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complimentary technologies and products into its software product offerings, is essential to maintain its competitive position in the market. The applications software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. The Company believes that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, the Company's development organization is comprised of small, focused development groups assigned to each of the software products within the primary software product areas: eWorkplace Communities, Enterprise Performance Measurement, various industry specific applications, PeopleSoft HRMS, PeopleSoft Financials, PeopleSoft Financials for the Public Sector, PeopleSoft Human Resources for the Federal Government, PeopleSoft Distribution, PeopleSoft Manufacturing, Supply Chain Planning, PeopleSoft Student Administration and PeopleTools. This development is typically undertaken in a single RDBMS environment on a workstation-based LAN. In addition, the Company utilizes a platforms group that is responsible for porting and testing the Company's software products on other RDBMS and hardware server environments. The Company's documentation group develops the user and system administration documentation for each software product. The Company utilizes a common technology and technical approach in the development of all application products. Significant application development is performed using PeopleTools.

     The Company's current focus in application development is to transform its product offerings into the PeopleSoft Business Network (PSBN), an Enterprise Information Portal approach to computing, as well as to increase the breadth and scope of its industry specific offerings. PSBN will consist of a business portal approach to computing including (i) internet focused enhancements to the base ERP (the eBackbone), including development of internet focused API's and internet messaging protocols, an HTML client, and eCommerce capabilities such as electronic bill presentment and electonric storefront capabilities; (ii) eWorkplace communities for internet based self service applications that link the eBackbone, analytical applications, and third party content; and (iii) analytical applications (Enterprise Performance Management) to support strategic decision making. In addition the Company will invest in expanded functionality across all of its software product offerings, including global product requirements and industry specific requirements. There can be no assurance that such development efforts will result in products, features or functionality or that software products, features or functionality that are developed will be accepted by the market.

     The Company's research and development staff consisted of 1,332 employees as of December 31, 1998. The Company's total research and development expenses were approximately $70.7 million, $129.6 million, and $209.7 million for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company capitalized software development costs of $3.7 million, $2.5 million and $5.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. In October 1998, the Company capitalized $27.8 million in software related to the purchase of Intrepid Systems, Inc. ("Intrepid"). Capitalized software development and purchased software costs are amortized over the estimated useful life of the software product beginning with general availability for a period not to exceed five years. Total capitalized software amortization, which is charged to cost of license fees, amounted to $1.6 million in 1996, $4.0 million in 1997 and $5.7 million in 1998. In addition, in November 1996 and October 1998, the Company recorded one-time charges of $22.5 million and $13.9 million for in-process research and development related to the purchases of PeopleSoft Manufacturing, Inc. ("PMI") and Intrepid, respectively.

     Throughout 1998, the Company had a significant amount of cash on hand. Management evaluated options on using the funds to acquire or develop new technology. During the fourth quarter of 1998 the Company formed a new company, Momentum Business Applications, Inc. ("Momentum Business Applications"), to select and develop certain software application products, and to commercialize such products, most likely through licensing to the Company. The Company contributed $250 million to Momentum Business Applications. Momentum Business Applications' software application development activities will take place under a development and license agreement with the Company. It is anticipated that substantially all of Momentum Business Applications' funds will be directed toward developing the following software application products: (i) electronic business ("e-business") applications; (ii) analytic applications; and (iii) software applications designed for specific industry segments. The goal of providing e-business applications, analytic applications and industry-specific software applications for a number of different industries involves an ambitious product development effort that requires market specific domain expertise significantly different from the Company's existing skill base.

     PeopleSoft entered into development arrangements in 1995 and 1997 for the purpose of developing the Student Administration software applications which were commercially released in December 1997. Under these agreements, PeopleSoft is the exclusive remarketer of the Student Administration software products, and pays a royalty to the third parties based on license fees received from end user licenses of these software products. All ownership rights and interests in the software will transfer to the Company, upon the later of five years from the commercial release of the applications or when $17 million in cumulative royalties have been paid to the third parties.

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

PERSONNEL

     As of December 31, 1998, the Company employed 7,032 people, including 1,509 in sales and marketing, 1,332 in product development, 3,601 in customer services, and 590 in administration. None of the Company's employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of the international employees are covered by the customary employment contracts and agreements of the countries in which they are employed. The Company believes that relations with its employees are good.

     The executive officers of the Company as of December 31, 1998, are as follows:

            NAME                AGE                              POSITION
            ----                ---                              --------
David A. Duffield               57     Chairman of the Board, Chief Executive Officer, and
                                       President
Albert W. Duffield              54     Senior Vice President of Worldwide Operations, and Director
Margaret L. Taylor              46     Senior Vice President of New Products and Release Management
Aneel Bhusri                    32     Senior Vice President of Product Strategy, Business
                                       Development and Marketing, Vice Chairman and Director
James J. Bozzini                32     Senior Vice President of Service Operations
Alfred J. Castino               46     Senior Vice President of Finance and Administration, Chief
                                       Financial Officer, and Chief Accounting Officer

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

     MR. ALBERT W. DUFFIELD joined the Company in June 1990 as Vice President of Sales. Mr. Duffield was appointed Vice President of Operations in September 1991. In November 1993, he was appointed Senior Vice President of Sales and Marketing, and, effective January 1994, he was appointed Senior Vice President of Worldwide Operations. He was elected to the Board of Directors in April 1991. Prior to joining the Company, Mr. Duffield served as Chief Operating Officer of Data Design Associates, a division of Integral Systems, from June 1989 through June 1990. Prior to the acquisition of Data Design Associates by Integral Systems in September 1989, he served as its Senior Vice President of Sales and Marketing from October 1981 through June 1989. From 1970 to 1981, Mr. Duffield worked at IBM in various sales, sales management and staff management positions. He holds a B.Sc. in Hotel/Business Administration from Cornell University and an M.B.A. from Rutgers University. Mr. David Duffield and Mr. Albert Duffield are brothers. Mr. Albert Duffield retired from his position as Senior Vice President of Worldwide Operations in March 1999. He will continue to work in a strategic role for the Company.

     MS. MARGARET L. TAYLOR joined the Company in January 1989 as Vice President of Customer Services, and was appointed Vice President of Customer Services and International in February 1993. In November 1993, she was appointed Senior Vice President of Customer Services, and, effective January 1994, she was appointed Senior Vice President of Application Development and Customer Services. In the third quarter of 1995, Ms. Taylor also assumed responsibility for PeopleTools development. In January 1998, she was appointed Senior Vice President of Corporate Operations. In January, 1999 she was appointed Senior Vice President of New Products and Release Management. Ms. Taylor is a Director of the Board of Directors of Momentum Business Applications, OnDisplay, NightFire Software, and KiraCom. Ms. Taylor holds a B.A. in Psychology and Communications from Lone Mountain College.

     MR. ANEEL BHUSRI joined PeopleSoft in August 1993 as Director of Strategic Planning. In April of 1995, he was appointed Vice President of Product Strategy. In November of 1995, Mr. Bhusri was appointed Senior Vice President of Product Strategy. In April 1997, he was appointed Senior Vice President of Product Strategy, Business Development and Marketing. Prior to joining PeopleSoft, Mr. Bhusri was an associate at Norwest Venture Capital from June 1992 to March 1993. Mr. Bhusri holds an M.B.A. from Stanford University and a B.Sc. in Electrical Engineering with a B.A. in Economics from Brown University. In March 1999, Mr. Bhusri was appointed Vice Chairman of the Company and added to its Board of Directors.

     MR. JAMES J. BOZZINI joined the Company in August 1991 as an account manager, and was appointed Director of European Operations in December 1992. In January 1994, he was appointed Director of International Services and in February 1994 assumed responsibility for the Professional Services group in North America, in addition to his international responsibilities. In January 1995, he was appointed Vice President of Professional Services, and in January 1997 he was appointed Vice President of Customer Service Operations and assumed responsibility for Education Services, Product Support, and Customer Service Strategy, in addition to Professional Services. In January 1998, Mr. Bozzini was appointed Senior Vice President of Service Operations. In January 1999, Mr. Bozzini was appointed Senior Vice President of Product Development and Customer Services. Mr. Bozzini is a Director of the Board of Directors of Personic Software, Inc. From August 1988 to July 1991, he held various positions at Andersen Consulting. Mr. Bozzini holds a B.S. in Business from California State University, Chico.

     MR. ALFRED J. CASTINO joined PeopleSoft in September 1997 as Vice President of Finance, Chief Accounting Officer, and Corporate Controller. In November 1998, he was appointed Senior Vice President of Finance and Administration with responsibility for Finance, Legal, MIS, Facilities, and Human Resources. In December 1998, he was promoted to Chief Financial Officer. From April 1996 to September 1997, Mr. Castino was Vice President and Corporate Controller at Chiron Corporation, a biotechnology company. From August 1988 to March 1996, he held finance positions at Sun Microsystems, including Finance Director of U.S. Operations, Director of Finance and Planning for European Operations, and Assistant Corporate Controller. His prior experience also includes seven years at Hewlett-Packard Company in various financial management positions. Mr. Castino is a Certified Public Accountant. He earned a B.A. in Economics from Holy Cross College and an M.B.A. from Stanford University.

ITEM 2. PROPERTIES

FACILITIES

     As of December 31, 1998, the Company leased the majority of its facilities and its principal locations are in or near the following cities:

                            APPROXIMATE        LEASE
         LOCATION           SQUARE FEET   EXPIRATION DATE            PRINCIPAL ACTIVITIES
         --------           -----------   ---------------            --------------------
Irvine, CA................     17,513     November 2000     Sales, Marketing and Customer Service
Encino, CA................     26,000     June 2001         Development
Pleasanton, CA............    216,000     February 2002     Corporate HQ, Development and Technical
                                                            Support
Pleasanton, CA............     35,000     January 1999      Corporate HQ, Development and Technical
                                                            Support
Pleasanton, CA............    194,490     September 2003    Corporate HQ, Development and Technical
                                                            Support
Pleasanton, CA............     66,000     July 2006         Sales, Marketing and Customer Service
San Mateo, CA.............     29,000     July 2000         Development, Sales, Marketing and
                                                            Customer Service
Coral Gables, FL..........     10,000     July 2002         Sales, Marketing and Customer Service
Atlanta, GA...............     59,000     June 2000         Sales, Marketing and Customer Service
Chicago, IL...............     53,000     December 2001     Sales, Marketing and Customer Service
Boston, MA................     21,000     November 1999     Sales, Marketing and Customer Service
Bethesda, MD..............     46,000     August 2000       Sales, Marketing and Customer Service
Detroit, MI...............     14,000     June 2003         Sales, Marketing and Customer Service
Minneapolis, MN...........     13,000     July 2002         Sales, Marketing and Customer Service
Teaneck, NJ...............     47,000     May 2003          Sales, Marketing and Customer Service
Philadelphia, PA..........     13,000     September 2001    Sales, Marketing and Customer Service
Dallas, TX................     18,000     July 2000         Sales, Marketing and Customer Service
Melbourne, Australia......     10,000     January 1999      Sales, Marketing and Customer Service
Sydney, Australia.........     21,000     September 1999    Sales, Marketing and Customer Service
Montreal, Canada..........     15,000     July 2002         Sales, Marketing and Customer Service
Toronto, Canada...........     43,000     August 2003       Sales, Marketing and Customer Service
Vancouver, Canada.........     16,000     April 2002        Sales, Marketing and Customer Service
Reading, England..........     15,000     May 2000          Sales, Marketing, Customer Service and
                                                            Admin.
Paris, France.............     27,000     March 2005        Sales, Marketing and Customer Service
Munich, Germany...........     12,000     July 2001         Sales, Marketing and Customer Service
Amsterdam, the                 27,000     June 2000         Sales, Marketing, Customer Service and
  Netherlands.............                                  Admin.
Madrid, Spain.............      7,000     June 1999         Sales, Marketing and Customer Service
Hong Kong.................     11,000     December 2000     Sales, Marketing and Customer Service
Singapore.................     14,000     December 2000..   Sales, Marketing and Customer Service
Tokyo, Japan..............     15,000     June 1999         Sales, Marketing and Customer Service

     The Company also leases smaller facilities (generally under execusuite arrangements) for sales, marketing and customer service activities in or near Phoenix, Arizona; Sacramento, California; Denver, Colorado; Orlando, Florida; Indianapolis, Indiana; St. Louis, Missouri; Cincinnati and Columbus, Ohio; Pittsburgh, Pennsylvania; Austin and Houston Texas; Bellevue, Washington; Milwaukee, Wisconsin; and outside of the United States in Calgary, Ottawa and Edmonton, Canada; Mexico City and Monterey, Mexico; Buenos Aires, Argentina; Rio De Janeiro and Sao Paulo, Brazil; Adelaide, Brisbane, Canberra and Perth, Australia; Wellington and Auckland, New Zealand; Brussels, Belgium; Milan, Italy; Zurich, Switzerland; Kuala Lumpur, Malaysia; Johannesburg, South Africa; and Hong Kong.

     During the third quarter of 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 5 years. The Company has options to terminate up to 50% of the space as early as 4 years and the remaining 50% at the end of the 5th year; or alternatively, the Company may extend the term of the lease in five year increments up to 20 years. Fees due upon termination after the initial lease period, if applicable, are not significant to the overall lease payments but are being expensed over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a gain of approximately $24.4 million, which will be amortized over the lease period. The Company holds a right of first refusal to additional space within the site as other tenants' leases expire.

     Additionally, the Company purchased two parcels of land for $50.0 million during the third quarter of 1998. The Company has entered into an operating lease agreement for facilities that will be constructed on one of the parcels. The monthly lease amount will be determined at the end of construction when the final construction cost is known. The estimated construction cost for the facilities of $110.0 million includes interest costs during construction that are added to the lease balance rather than paid by the Company. The expected interest rate during construction is LIBOR plus 0.75% as measured on the date of each funding or rollover; this rate may change depending on certain financial ratios. At each funding or rollover date, the Company has its choice of term and LIBOR rate (1 month, 2 months, 3 months, 6 months, 9 months or 12 months) applicable to each tranche at the date the respective funding amount is requested. As of December 31, 1998, the Company had drawn a total of $6.1 million under the lease financing. The lease term is for 5 years with the option to purchase the building for $110.0 million at the end of the lease term. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

     In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments due beginning upon the completion of the construction, which was during the fourth quarter of 1998. The cost for the construction of the facility totaled $70.0 million including interest during the construction period. The rental payments equal the amount of interest under the agreement. The interest rate charged on amounts funded is LIBOR plus 0.625% as measured on the date of each funding rollover. At each funding or rollover date, the Company had its choice of term and LIBOR rate (1 month, 2 months, 3 months, 6 months, 9 months or 12 months) applicable to each tranche at the date the respective funding amount was requested and approved. Each subsequent funding rollover date was the corresponding maturity of the chosen LIBOR term. The Company began accruing interest concurrent with the lessor's first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $1.1 million and $4.5 million as of December 31, 1997 and the end of the construction phase, respectively, has been added to the construction cost. The Company has an option to renew the lease for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

     In 1998, the Company negotiated an amendment to this lease which extends the term of the lease until February 2003, with an option to renew for an additional three years. Additionally, the Company negotiated a fixed rate funding option under which the Company may elect that any or all of the amounts funded to date be charged a fixed interest rate. The Company has the option of setting the fixed rate expiration date for any date through the end of the lease term.

ITEM 3. LEGAL PROCEEDINGS

     Securities Class Actions: Beginning on January 29, 1999, a series of class actions have been filed alleging that the Company and various of its officers and directors violated Section 10(b) of the Securities Exchange

Act of 1934 and Rule 10b-5 promulgated thereunder. As of this date, the Company is aware of sixteen such actions, all filed in the United States District Court for the Northern District of California, the first of which is entitled Gulio Suttovia v. David Duffield et al., No. C 99-0472 MJJ. It is likely that all of the subsequent actions will be consolidated with Suttovia. There are varying combinations of defendants named in these actions, but the universe of defendants named in one or more actions, all of whom are represented by Gibson, Dunn & Crutcher LLP is: PeopleSoft, Inc., David A. Duffield, Ronald E.F. Codd, Albert W. Duffield, Kenneth R. Morris, George J. Still, Jr., Margaret L. Taylor, Aneel Bhusri, Cyril Yansouni and Momentum Business Applications.

     The class periods alleged in the complaints vary slightly, but generally run from early February 1997, when the Company's 1996 financial results were released, until late January 1999, when its 1998 results were announced. The allegations of the complaints focus on three general areas. First, the complaints allege that the Company improperly accounted for the acquisition of PeopleMan, L.P., which was acquired by the Company in 1996. The complaints allege that, instead of writing off approximately $22 million of in-process research and development ("IPR&D") in 1996 as a one-time charge, the Company should have written off a lesser amount in 1996, capitalized the remainder and amortized such amount over its useful life, which would have increased reported earnings in 1996 but reduced reported operating earnings in later years. The allegations in this regard appear to be based on the Company's announcement, on January 28, 1999, that the Securities and Exchange Commission was reviewing the Company's accounting treatment for this transaction (as well as for the acquisition of Intrepid Systems. Inc. in 1998, which resulted in a $13.9 million charge for IPR&D in the fourth quarter), and that the Company may be required to restate its 1996 and 1997 financial statements with respect to the accounting for IPR&D on the PeopleMan transaction (and take a lesser charge than expected for the Intrepid acquisition in the fourth quarter of 1998). The Company has subsequently been advised by the SEC that it will not require restatement of the 1996 or 1997 financial statements with respect to the PeopleMan transaction and that it does not take exception to the accounting for IPR&D with respect to the Intrepid transaction.

     Second, certain of the complaints allege that the Company has improperly accounted for (or intends improperly to account for) the spin-off of its subsidiary, Momentum Business Applications, Inc. ("Momentum Business Applications"). In late 1998, the Company transferred $250 million to Momentum Business Applications pursuant to a contract under which Momentum Business Applications is to conduct research and development. The Company has a right of first refusal with respect to the products generated by such research and development and has an option to purchase the outstanding shares of Momentum Business Applications in the future. Momentum Business Applications has one employee, the former CFO of the Company, and contracts with the Company to provide personnel to conduct its operations and for administrative services. On December 31, 1998, the Company, pursuant to a Registration Statement filed with the SEC, distributed the shares of Momentum Business Applications to the holders of the Company's shares which resulted in a dividend of approximately $79 million being segregated in the Company's equity accounts in December 1998. Upon the election of independent directors of Momentum Business Applications, which occurred in the first quarter of 1999, Momentum Business Applications no longer meets the requirements for consolidation with the Company. This resulted in a one-time charge of approximately $177 million by the Company in the first quarter of 1999. The complaints allege that this structure is designed to artificially inflate future operating earnings by allegedly converting what would be ongoing research and development charges into a one-time write-off. This structure was disclosed in detail in the above-referenced Registration statement, and the SEC has not taken exception to the deconsolidation of the financial statements upon the election of independent Momentum Business Applications directors.

     Third, the complaints allege that the Company misled the investing public as to the Company's future prospects and failed to disclose facts that it knew would result in decreased demand for its products and/or decreased operating margins. The complaints allege further that various officers and directors intended to profit thereby by artificially inflating the price of the Company's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appear to have been triggered by the Company's announcement, on January 28, 1999, that it expected revenue growth in 1999 to be in the range of 20 - 30% (whereas it had previously experienced 60 - 65% annual revenue growth) and that it expected operating margins in 1999 to be in the range of 16 - 18% (whereas it had previously experienced operating margins of 18 - 20%). The Company also announced that it was reducing its workforce by approximately 6%.

     The Company believes these actions to be without merit and intends to vigorously defend them. However depending on the amount and timing, an unfavorable resolution of some or all these matters could materially affect the Company's future financial position or results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol PSFT. The following table lists the high and low closing prices for the PeopleSoft Common Stock as reported on Nasdaq for the last two years. The stock prices have been adjusted to reflect 2-for-1 stock splits effected by PeopleSoft in December 1997.

                                                               HIGH      LOW
                                                              ------    ------
Fourth quarter of 1998......................................  $32.50    $16.81
Third quarter of 1998.......................................  $50.88    $27.25
Second quarter of 1998......................................  $55.94    $41.94
First quarter of 1998.......................................  $52.69    $31.44
Fourth quarter of 1997......................................  $39.50    $27.19
Third quarter of 1997.......................................  $33.19    $26.00
Second quarter of 1997......................................  $28.44    $15.31
First quarter of 1997.......................................  $28.38    $18.88

     The trading price of the Company's common stock is subject to wide fluctuations in response to quarterly variations in contracting activity and operating results, announcements of technological innovations or new software products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly effected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     As of March 22, 1999, the approximate number of common stockholders of record was 3,486, representing approximately 160,000 shareholder accounts.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's facility lease prohibits the payment of cash dividends without the other's consent.

     In December 1998, the Company declared a stock dividend of one share of Momentum Business Applications Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998. The Company's stockholders were not required to pay cash or other consideration for the Momentum Business Applications shares received. 4.7 million shares were distributed. No fractional shares were distributed. The distribution is taxable as a dividend to each holder in the amount of the fair market value of the Momentum Business Applications shares distributed to each shareholder. The average market value of the shares on January 16, 1999 (the first day of trading) was $16.75. Prior to the distribution, the Company contributed $250.0 million to Momentum Business Applications.

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

     Based on the number of shares of common stock outstanding at March 22, 1999, officers and directors of the Company and persons who may be deemed to be affiliates, as a group, beneficially owned approximately 22% of PeopleSoft's outstanding common stock. As a result, officers and directors and their affiliates may have influence over the election of the Board of Directors and any matters requiring approval by the stockholders of the Company. In addition, the Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings resulting from their service to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                          Years Ended December 31,(a)
                                             ------------------------------------------------------
                                               1994       1995       1996       1997        1998
                                             --------   --------   --------   --------   ----------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF INCOME DATA:
Revenues:
  License fees.............................  $ 68,580   $137,808   $252,799   $433,195   $  576,467
  Services.................................    44,503     94,331    197,253    382,456      737,206
                                             --------   --------   --------   --------   ----------
          Total revenues...................   113,083    232,139    450,052    815,651    1,313,673
Costs and expenses:
  Cost of license fees.....................     6,817      8,503     12,357     21,635       42,933
  Cost of services.........................    26,740     56,789    118,906    229,178      424,234
  Sales and marketing......................    35,844     70,052    135,757    225,498      339,973
  Product development......................    15,318     38,625     70,653    129,553      209,677
  General and administrative...............     8,167     16,182     27,162     43,611       61,447
  In-process research and development and
     merger related costs..................        --         --     29,393         --       13,900
                                             --------   --------   --------   --------   ----------
          Total costs and expenses.........    92,886    190,151    394,228    649,475    1,092,164
                                             --------   --------   --------   --------   ----------
Operating income...........................    20,197     41,988     55,824    166,176      221,509
Other income, interest expense and other...     2,192      4,149      5,888      9,862       20,067
                                             --------   --------   --------   --------   ----------
Income before income taxes.................    22,389     46,137     61,712    176,038      241,576
Provision for income taxes.................     9,308     18,799     25,851     67,775       98,358
                                             --------   --------   --------   --------   ----------
Net income.................................  $ 13,081   $ 27,338   $ 35,861   $108,263   $  143,218
                                             ========   ========   ========   ========   ==========
Basic income per share.....................  $   0.07   $   0.13   $   0.17   $   0.49   $     0.63
                                             ========   ========   ========   ========   ==========
Shares used in basic per share
  computation..............................   194,156    203,689    211,248    219,302      228,479
                                             ========   ========   ========   ========   ==========
Diluted income per share...................  $   0.06   $   0.12   $   0.15   $   0.44   $     0.55
                                             ========   ========   ========   ========   ==========
Shares used in diluted per share
  computation..............................   213,644    228,987    239,452    248,321      258,305
                                             ========   ========   ========   ========   ==========
BALANCE SHEET DATA:
Working capital............................  $ 72,290   $ 89,437   $109,806   $245,014   $  495,028
Total assets...............................  $173,987   $322,241   $540,080   $898,336   $1,440,605
Long-term obligations......................  $    958         --         --         --      107,826
Stockholders' equity.......................  $ 94,580   $161,094   $253,248   $417,304   $  664,292

---------------
(a) Historical results of operations are not necessarily indicative of future results. Refer to the Results of Operations -- Risk Factors under Item
    7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of factors which may impact future results.

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

                             RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:

                                                                  YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                           PERCENTAGE OF
                                                          DOLLAR INCREASE        PERCENTAGE OF
                                                           YEAR OVER YEAR        TOTAL REVENUES
                                                          ----------------    --------------------
                                                          97/96     98/97     1996    1997    1998
                                                          ------    ------    ----    ----    ----
Revenues:
  License fees..........................................    71%       33%      56%     53%     44%
  Services..............................................    94        93       44      47      56
                                                           ---       ---      ---     ---     ---
          Total revenues................................    81        61      100     100     100
Costs and expenses:
  Cost of license fees..................................    75        98        3       3       3
  Cost of services......................................    93        85       26      28      32
  Sales and marketing...................................    66        51       30      28      26
  Product development...................................    83        62       16      16      16
  General and administrative development................    61        41        6       5       5
  In-process research and development and merger related
     costs..............................................   N/A       N/A        6      --       1
                                                           ---       ---      ---     ---     ---
          Total costs and expenses......................    65        68       87      80      83
                                                           ---       ---      ---     ---     ---
Operating income........................................   198        33       13      20      17
Other income, interest expense and other................    67       103        1       1       2
                                                           ---       ---      ---     ---     ---
          Income before income taxes....................   185        37       14      21      19
Provision for income taxes..............................   162        45        6       8       8
                                                           ---       ---      ---     ---     ---
Net income..............................................   202%       32%       8%     13%     11%
                                                           ===       ===      ===     ===     ===

REVENUES

     The Company licenses software under non-cancellable license agreements and provides services including training, installation, consulting and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The Company allocates a portion of contractual license fees to post-contract support activities covered under the contract including first year maintenance, installation assistance and limited training services. Revenues from maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year.

     Revenues from licensing fees increased by 71% from $252.8 million in 1996 to $433.2 million in 1997 and increased by 33% to $576.5 million in 1998. The increase in license fee revenues was primarily attributable to continued increased market acceptance of, and expanded breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations, and achievement of specific contract related milestones or other conditions which allowed the Company to recognize more deferred license revenue than in the prior year period. At December 31, 1998, the Company's deferred license revenue had declined by $3.4 million as compared to December 31, 1997.

     The reported deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances. As of December 31, 1997 and 1998, $78.3 million and $29.2 million in unbilled receivables was netted against deferred license revenue, respectively. At December 31, 1998, both the net deferred license fees and the gross (before netting unbilled items) deferred license fees declined from the prior year. The decline in gross deferred license fees is due to the following factors: (i) considerable efforts made by the Company during the third and fourth quarters of 1998 on converting previously deferred revenue to recognizable revenue through the satisfaction or elimination of certain contingencies or additional obligations, the existence of which had previously caused such revenue to be deferred and (ii) a higher than normal percentage of the Company's third and fourth quarter contracting activity qualified for immediate recognition of revenue, reflecting the Company's increased efforts to move its business to standard software license terms and conditions.

     Revenues from services increased by 94% from $197.3 million in 1996 to $382.5 million in 1997 and increased by 93% to $737.2 million in 1998. The Company's customer license agreements provide for initial maintenance, training, and installation services for specified periods or amounts. Therefore increases in customer licensing agreements have resulted in increases in revenues from these services. Service revenues as a percentage of total revenues were 44%, 47%, and 56% for the years ended December 31, 1996, 1997, and 1998 respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services from 1,500 customers as of December 31, 1996 to 2,200 customers as of December 31, 1997 to 2,900 customers as of December 31, 1998; and a $37.3 million, $64.9 million and $162.4 increase each year in consulting revenue for the years ended December 1996, 1997 and 1998, respectively, as a result of expanded demand for PeopleSoft's direct assistance during enterprise implementation projects. There can be no assurance that PeopleSoft will be successful in further expanding its consulting services group, or that revenues from consulting services will in fact increase, or be profitable.

     Per the terms of the development contract with Momentum Business Applications, the Company will perform development services on behalf of Momentum Business Applications. Momentum Business Applications will pay one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. The Company will begin recognizing revenue on this contract during the first quarter of 1999.

     Total revenues increased by 81% from $450.1 million in 1996 to $815.7 million in 1997 and increased by 61% to $1,313.7 million in 1998. During the years ended December 31, 1996, 1997, and 1998, the Company's international revenues were approximately 16%, 15% and 16% of total revenues, respectively. No single region had revenues which represented more than 10% of total revenue. The dollar increases in international revenues in 1997 and 1998 resulted from expanded international operations and the introduction of Release 6 and later Release 7.5, which incorporated additional global features and functionality. The Company expects international revenues to continue to grow in absolute dollars during 1999, and accordingly, continues to invest heavily in international infrastructure, global product functionality and translated versions of financial and other software products.(1) In the

---------------

  1Forward-Looking Statement
event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected.

COSTS AND EXPENSES

     Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software costs. Cost of license fees increased from $12.4 million in 1996 to $21.6 million in 1997, and $42.9 million in 1998, representing 3% of total revenues in each of those years and 5%, 5% and 7% of license fee revenues in those years, respectively. Royalty costs in 1998 included a one-time $2.5 million buy out of royalty fees related to providing certain technology embedded in Release 7.5 to its existing customer installed base. Also included in the 1998 cost of license fees amount is $1.4 million amortization of Intrepid purchased software. The Company expects to amortize approximately $5.6 million per year for five years for this software. However, in the event the related forecasted revenues are not realized, the related capitalized amounts may be expensed over a shorter period. In addition, cost of license fees has grown as a percentage of license revenues due to royalty agreements related to OLAP tools embedded within the Company's products and royalties owed on the Student Administration and Treasury products. The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third party products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

     Cost of services consists principally of expenses related to consulting, account management field support, training, and product support. These costs increased from $118.9 million in 1996, to $229.2 million in 1997, and $424.2 million in 1998, representing 26%, 28%, and 32% of total revenues and 60%, 60% and 58% of service revenues in those years, respectively. These increases are due to the significant expansion of the Company's customer service resources across all categories, including consulting, telephone support, training, and account management staff. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years in response to customer demand. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of total revenues, in future periods.

     Sales and marketing expenses increased from $135.8 million in 1996, to $225.5 million in 1997, and $340.0 million in 1998, representing 30%, 28%, and 26% of total revenues. The increase in sales and marketing expenses is largely attributable to the Company's continued expansion of its sales and marketing force, both domestic and international, from approximately 665 employees as of December 31, 1996 to 1,006 employees as of December 31, 1997 to 1,509 employees as of December 31, 1998. Additionally, the Company incurred increased commission expense associated with higher revenue. The commission expense for the years ended December 31, 1996, 1997 and 1998 was $19.4 million, $39.1 million and $57.5 million, respectively. Sales and marketing expenses as a percentage of total revenues have declined versus the prior years due to the relatively lower expense levels associated with both maintenance and other services, both of which are growing more quickly than license sales. However, such expenses may increase as a percentage of total revenues in future periods as the Company continues to increase its direct sales and marketing expenditures to address certain international and industry specific markets and establish dedicated sales forces for certain new product areas, particularly eWorkplace Communities and Enterprise Performance Management.(1)

     Software product development expenses increased from $70.7 million in 1996, to $129.6 million in 1997, and to $209.7 million in 1998, representing 16% of total revenues in each of those years. In addition, capitalization of internal software development costs was $3.7 million in 1996, $2.5 million in 1997, and

---------------

  1Forward-Looking Statement

$5.6 million in 1998. In general, software product development expenditures consist of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives in the following areas: (i) expansion and enhancement of the Company's core software product offerings in the areas of eWorkplace Communities, Enterprise Performance Management, internet focused enhancements to the eBackbone such as eCommerce capabilities and HTML client, HRMS, Financial Management Systems, and Distribution/Materials Management Systems and Supply Chain Management software; (ii) the enhancement of the Company's platform development, certification, software product testing and overall release management capabilities; (iii) the continued enhancement of the Company's client/server and internet focused architecture including its software development tools and the integration of these tools with various third party purchased or licensed technologies; (iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and (v) the development of certain vertical market products and versions of its core products suitable to the unique needs of customers within certain industries. The Company intends to continue to invest significant resources in upcoming releases, and anticipates software product development expenditures will significantly increase in future periods due to continued incremental investment in all of the above areas, and overall development expenditures may increase as a percentage of revenues.

     General and administrative expenses increased from $27.2 million in 1996 to $43.6 million in 1997, and to $61.4 million in 1998, representing 6%, 5%, and 5% of total revenues, respectively. The dollar increase in general and administrative expenses resulted primarily from increases in staffing and related infrastructure to support the Company's growth. The 1998 expenses include one-time charges of $6.3 million related to a contractual dispute and associated termination of the Company's arrangement with a distributor. Excluding the one-time charges, the 1998 general and administrative expenses would be 4% of total revenues.

     Other income, consisting primarily of interest, increased from $5.9 million in 1996 to $9.9 million in 1997, and $20.1 million in 1998. The increase was due to higher cash and investment balances based upon improved cash collections and higher pre-tax return on investments due to a shift into higher yield taxable securities. In January 1998, the Company initiated a foreign currency transaction hedging program. The hedging transactions were effective in materially offsetting the related foreign currency transaction gains and losses for the year ended December 31, 1998.

     During the fourth quarter of 1998 the Company formed a new company, Momentum Business Applications, Inc. ("Momentum Business Applications"), to select and develop certain software application products, and to commercialize such products, most likely through licensing to the Company. The Company contributed $250.0 million to Momentum Business Applications and distributed all of the outstanding shares of Momentum Business Applications Class A Common Stock to the Company's shareholders. At December 31, 1998 the Company recorded a dividend for the stock distribution based on the fair value of Momentum Business Applications stock on the date of the distribution. Momentum Business Applications was consolidated with the Company's financial position, results of operations and cash flows as of December 31, 1998. The Company anticipates Momentum Business Applications will no longer meet the requirements for consolidation during the first quarter of 1999. As a result, the Company will incur a charge of approximately $177.0 million which represents the $250.0 million contribution less the $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million and other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

     In the first quarter of 1999, the Company redeployed resources to new product development, global product support, and other strategic customer value added programs. Accordingly, PeopleSoft redeployed 100 employees to these new strategic areas and eliminated 430 staff from other redundant and unnecessary positions primarily in the administration, sales and service support, and marketing support areas. This action will allow the Company to hire more staff in support of its e-business, analytic applications and ERP development as well as customer support programs.(1) The reduction in staff represents approximately 6 percent

---------------

  1Forward-Looking Statement
of the Company's total workforce with over 90 percent of the reductions in North America. The Company expects to incur a one-time restructuring charge in the first quarter of 1999 of between $4.0 million and $5.0 million for the separation arrangements.

PEOPLESOFT MANUFACTURING, INC. ("PMI")

     In November 1996, the Company acquired the assets and assumed certain liabilities of PMI. The Company paid an aggregate purchase price of $30.1 million. The assets acquired consisted of a suite of software applications products that streamline, automate, and augment business processes for discrete manufacturing and supply chain management solution for manufacturers and distributors.

     The Company allocated the purchase price to the fair value of the net tangible assets and identified intangible assets acquired including in-process research and development. In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of PMI products and the in process research and development ("IPR&D") projects present at the date of acquisition. PMI's IPR&D projects included the incorporation of certain critical planning and optimization functionality which had not reached technological feasibility at the date of acquisition. The Company allocated $22.5 million to the PMI IPR&D projects.

     With regard to the IPR&D projects, the Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The incremental cash flows were discounted at an annual rate of 40% to determine the value of the IPR&D projects. The discount rate reflects the risks associated with the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates, competitive risks, information technology investment trends in the manufacturing and distribution industry, and risks related to the impact of potential changes in future target markets.

     The Company has also recently recalculated the valuation of PMI's assets in accordance with recently revised valuation methodologies. Differences between the old and new methodologies include considering the stage of completion of the in-process research and development, and excluding cash flows from ancillary sources such as maintenance, training and consulting. The Company has concluded that the difference in value allocated to in-process research and development and the impact of amortization expense were not material to the Company's financial statements.

     The Company completed development of the acquired in-process technology into commercially viable products in 1997 at a post acquisition cost of $3.3 million. The cost and timing of completing the in-process technology was consistent with the assumptions used in the valuation model. Estimated revenue from the purchased in process projects peak in the year 2000 and decline through 2004 as other new products are expected to be introduced. Revenues to date have also been materially consistent with the revenue assumptions used in the valuation model. These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. Should actual growth rates be materially lower in future periods, the Company would realize a lower return on its investment in PMI; however, based on the current level of licensing activity, the Company does not believe that there will be an impairment in the carrying value of acquisition costs related to PMI's products.

INTREPID SYSTEMS, INC. ("INTREPID")

     In October 1998, the Company acquired the assets and assumed certain liabilities of Intrepid. The Company paid an aggregate purchase price of $51.5 million. The assets acquired included two products: Evolution and Decision Master. Evolution is a retail management system supporting on-line transaction processing ("OLTP") systems for merchandise management, store operations management and financial management for sales systems and retail stock ledgers. Decision Master is an on-line analytic processing ("OLAP") decision support system designed to provide better data and analysis tools which may be used to improve retail operations.

     The Company allocated the purchase price to the fair value of the net tangible assets and identified intangible assets acquired including the in-process research and development projects: Evolution and Decision Master. In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Intrepid products and the IPR&D projects present at the date of acquisition. Evolution's IPR&D activities included the planning, designing and testing for re-writing certain functionality to improve performance, adding new functionality to better address competitive offerings, conforming the "look and feel" of the system with PeopleSoft's standards, and expanding the integration of Evolution with complementary PeopleSoft products. Decision Master's IPR&D activities included the planning, designing and testing for the re-writing of nearly the entire product to support or incorporate several new products and/or technologies particularly in the areas of extracting, translating and loading data, defining and creating the data warehouse and "meta" data layer, and accessing and analyzing the meta data. The Company allocated $4.3 million and $9.6 million to the Evolution and Decision Master IPR&D projects, respectively.

     With regard to the IPR&D projects, the Company considered, among other factors, the stage of completion of each project, the attainment of technological feasibility, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. The incremental cash flows were discounted at an annual rate of 25% to determine the value of each IPR&D project. The discount rate reflects the risks associated with the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates, competitive risks, information technology investment trends in the retail industry, and risks related to the impact of potential changes in future target markets. The Company anticipates that the IPR&D projects will take up to 18 months to complete and will require an additional $3.2 million and $1.4 million to complete for Evolution and Decision Master, respectively. Estimated revenue from the purchased in process projects peak in the year 2002 at $23 million with respect to the decision support system and 2003 at $11 million with respect to the merchandise management system, and, thereafter, decline through 2005 as other new products are expected to be introduced. Revenues and costs to date related to the completed in-process technology, have been materially consistent with the assumptions used in the valuation model. These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. Should actual growth rates be materially lower in future periods, the Company would realize a lower return on its investment in Intrepid. The Company will periodically assess whether there has been an impairment in the carrying value of acquisition costs related to Intrepid's products based on the then current level of licensing activity and the Company's assessment of the overall market conditions in the retail industry. Should the Company determine that there is has been an impairment, there could be additional charges to operations related to reducing the carrying value of the impaired assets to their net realizable value.

PROVISION FOR INCOME TAXES

     The Company's income tax provision increased from $25.9 million in 1996 to $67.8 million in 1997 and to $98.4 million in 1998. The effective tax rate was 40.7% in 1998, 38.5% in 1997 and 41.9% in 1996. The 1996 and 1998 tax rates were higher than the 1997 tax rate primarily due to certain non-deductible one-time merger related charges and unrecognized benefits of losses of certain foreign subsidiaries. The net deferred tax assets at December 31, 1998 were $61.2 million, net of a valuation allowance of $11.1 million, primarily related to net operating loss carryforwards incurred in certain foreign jurisdictions and other foreign tax benefits. The realization of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

EARNINGS PER SHARE

     The Company's earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Diluted earnings per share increased from $0.15 in 1996 to $0.44 in 1997 to $0.55 in 1998. Earnings per share for 1998 increased as a result of the 32% increase in net income from $108.3 million for the year ended December 31, 1997 to $143.2 million for the year ended December 31, 1998, partially offset by a 4% increase in the number of shares used in the diluted per share computation from 248.3 million shares for the year ended December 31, 1997 to 258.3 million shares for the year ended December 31, 1998. The increase in weighted average shares outstanding was due to the exercise of stock options and the issuance of shares under the employee stock purchase plan. Shares outstanding during 1999 will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises and the employee stock purchase plan; (ii) the anticipated exercise during the first and fourth quarters of 1999 of warrants for up to approximately 4 million shares; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; and, (iv) the issuance of common stock to complete acquisitions of TriMark Technologies, Inc and Distinction Software, both anticipated to close in 1999, and to affect other business combinations should the Company enter into such transactions.

BUSINESS OUTLOOK

     In a press release dated January 28, 1999, the Company made forecasts regarding its expected revenue and operating margin for the calendar 1999 first quarter and year. Based on activity through March 30, 1999, the Company believes that it will not achieve those forecasts. While the quarter is not yet complete, the Company now expects that revenue for the first quarter of 1999 will be approximately between $275 million and $305 million which represents a 0 to 10% increase in revenue from the first quarter of 1998(1). Lower than expected revenue will also reduce operating profit margins to levels significantly lower than the forecast (excluding the effect of charges resulting from the distribution of shares of Momentum Business Applications, Inc. to the Company shareholders and the Company's previously announced reduction in workforce).

     In the first quarter of 1999, the Company's revenue growth, like that of the enterprise application software industry as a whole, has been adversely impacted by the slowdown in customer license sales, in part as a result of Year 2000 projects in process at many organizations, as well as those other factors described in Business Outlook and Factors That May Affect Future Results reported in our third quarter 10-Q. Due to the uncertainty associated with the current market conditions, the Company is suspending its practice of issuing forecasts for future quarters or years.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $384.5 million during 1998, compared to $230.1 million in 1997, and $130.9 million in 1996. In all periods, cash provided by operating activities was due to earnings plus non-cash items, increases in deferred revenue, accrued compensation and related expenses, and income taxes payable and the tax benefit of employee stock transactions, the sum of which were partially offset by increases in accounts receivable and other assets. Net accounts receivable increased from $163.7 million to $299.2 million and to $385.4 million as of December 31, 1996, 1997 and 1998, respectively, and deferred revenues increased from $183.3 million to $327.7 million and to $515.5 million over the same period. The increase in net accounts receivable resulted from the growth in customer licensing activity partially offset by increased cash collections. The Company's expanded installed base of customers and emphasis on selling prepaid maintenance and training contracts has resulted in a significant increase in deferred revenues related to ongoing maintenance and other services. Increases in payables and other assets were due to general growth in the Company's operations.

---------------

  (1) Forward-looking statement as defined in the Private Securities Litigation Reform Act of 1995. This forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Risks are detailed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the 1998 Annual Report to Shareholders (Form 10-K) and recent Form 10-Q filings.

     The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of quarter-end accounts receivable to the sum of quarterly revenues and the net change in quarter-end deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, accounts receivable days outstanding was 88 days as of December 31, 1998 which was equal to the DSO as of December 31, 1997. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through standard acceptance) or dates that generally span four to nine months, and contracting activity is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

     During the years ended December 31, 1997 and 1998, the Company's principal use of cash for investing activities included investments and the purchase of property and equipment comprised of purchases of computer and networking equipment to accommodate employee and facility expansions and to support the Company's growing training capacity requirements. During 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and lease back a substantial portion of the premises. Additionally, the Company purchased two parcels of land for $50.0 million during the third quarter of 1998. These transactions were structured as a like-kind exchange for tax purposes and, therefore did not impact immediate cash flow. The Company is committed to lease buildings costing approximately $110.0 million, which will be constructed on one of the sites. The construction is expected to be completed in the first quarter of 2000. The lease term is for five years with the option to purchase the buildings for $110.0 million at the end of the lease term. The Company also entered into a five year lease for a new facility in Pleasanton, California. The lessor has funded $70.0 million for the construction of this facility that was completed in the fourth quarter of 1998. The Company has an option to purchase the building at the end of the lease term for $70.0 million. In the event the Company exercises the options to purchase these buildings, the Company plans on utilizing cash flow from operations to fund the purchase(s), however there can be no assurance that the Company will maintain its levels of cash flows from operations.

     Financing activity for the years ended December 31, 1997 and 1998 related to the proceeds from the exercise of common stock options and issuance of stock under employee stock purchase plans. The Company believes granting stock options is essential in attracting and retaining key employees who are critical to the Company's success. In 1996, 1997 and 1998, the Company granted options aggregating 5.4%, 5.0% and 5.3%, respectively, of the common stock issued and outstanding at the beginning of each year. The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. There can be no assurance that employee stock activity will continue to generate substantial funds in the future.

     In November 1995, PeopleSoft issued common stock warrants with annual exercise dates through 1999. Upon the annual notice of exercise by the holders of the warrants, the Company, at its option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds, issuing a net amount of shares with no cash proceeds, or purchasing the warrants for an amount equal to the difference between the then fair market value of the common stock and the warrant exercise price. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. The Company has received notice that the holders intend on exercising their 1998 warrants consisting of 1,600,000 warrants with an exercise price of $13.75 per share and 1,600,000 warrants with an exercise price of $16.875 per share. By mutual consent of the Company and the warrant holder, the maturity date for the warrants has been extended to March 1999. The Company has elected the net exercise provision and thus will issue approximately 572,000 shares in the first quarter of 1999 related to these warrants. While the Company has not determined how the exercise of the remaining 1999 warrants will be satisfied, if exercised, they represent a significant source of potential liquidity and may provide the

Company with cash up to $58 million.(1) However, at the time of this filing, the exercise price for the 1999 warrants was above the fair market value of the stock.

     As of December 31, 1998, the Company had $495.0 million in working capital, including $480.1 million in cash and cash equivalents and $206.2 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. Since Momentum Business Applications was consolidated with the Company's financial position at December 31, 1998, the cash balance includes the $250.0 million in cash related to the contribution from the Company. The Company anticipates Momentum Business Applications will no longer meet the requirements for consolidation in the first quarter of 1999, therefore the cash balance will decrease significantly. However, the Company believes that the remaining cash and short term investment balances, proceeds from sale of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements at least through 1999.(1)

BUSINESS COMBINATIONS

     In June 1998, the Company entered into a definitive agreement to acquire all outstanding equity interest of TriMark Technologies, Inc. ("TriMark"), a leading provider of software solutions for the life insurance industry. The Company and TriMark are taking initial steps toward the life insurance industry's first single-source, integrated enterprise solution. The Company will issue a maximum of $25.0 million in common stock and options for all of the outstanding equity interests of TriMark in a transaction that is expected to close prior to the end of the first half of 1999. The amount of consideration which TriMark shareholders will receive may vary depending on several factors. The accounting treatment of this acquisition will not be determined until the acquisition is concluded. Prior to closing the transaction, the Company and TriMark will operate independently within a development, marketing, sales and support relationship.

     In December 1998, the Company entered into a definitive agreement to acquire all outstanding equity interest of Distinction Software, Inc. ("Distinction"), a supply chain management software company, by issuing between $5 million and $10 million in common stock and options. The transaction is expected to close in the second half of 1999. The accounting treatment of this acquisition will not be determined until the acquisition is concluded. Prior to closing the transaction, the Company and Distinction will operate independently within a development, marketing, sales and support relationship.

YEAR 2000

     The Company has established a Year 2000 Program Management Office ("PMO") to ensure that it has adequately addressed exposures related to the Year 2000 and is Year 2000 Ready. "Year 2000 Ready" means that the performance or functionality of the Company's internal systems will not be significantly affected by the dates prior to, during, and after the Year 2000, to include leap year calculations and specific day-of-the-week calculations. Through an extensive risk analysis the Company has identified critical processes that will require Level One Year 2000 Readiness testing. Level One testing will involve full Year 2000 system and end-to-end testing. In cases where Level One testing is not feasible, Level Two Readiness testing at the vendor site will be employed. Additionally, all hardware and software associated with the Company's identified critical business processes will be subject to Level Three Readiness certification which consists of verification from the vendor indicating that the item is Year 2000 Ready. At present, the PMO is in the process of establishing dedicated test environments for Year 2000 Readiness testing. The building of the environment and testing is based on a comprehensive methodology, a collaborative effort between the Company and Compuware. Testing of critical processes commenced during the fourth quarter of 1998.

     Costs directly attributed to the Company's internal Year 2000 initiative are currently estimated at approximately $4.0 million. The amount spent to date is immaterial. This estimate is comprised primarily of

---------------

  1Forward-Looking Statement
consulting fees and the cost of hardware and software required to complete Year 2000 testing within the enterprise. This cost estimate excludes internal resource costs for individuals outside of the PMO, however, these costs are not considered to be material.

     The Company, which was established in 1987, is a relatively new company that does not have the level of exposure to Year 2000 issues as many older companies. There are no legacy mainframe applications within the organization. The Company's commercial application software products generally offered for license by the Company are also used to develop internal business information systems within the enterprise. In addition, third party software, hardware, and telecommunication products are also used for the development of the Company's systems. As a matter of strategic direction, the Company attempts to utilize the most recent release versions/models of in-house and third party products. With respect to embedded systems consisting of facilities, utilities, and third-party interfaces on which the enterprise is dependent but does not have direct control, the Company is in the process of developing detailed contingency plans for its core support centers. The Company currently anticipates that the approach described above will enable it to achieve Year 2000 readiness with respect to its critical internal processes and therefore, the Company does not expect that Year 2000 issues will have a material adverse impact on the Company's financial condition.(1) However, because of the vast scope of potential Year 2000 issues, the Company cannot be certain to what extent the Company may be impacted.

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

ITEM 7A. FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE

     PeopleSoft's revenue originating outside the United States was 15% and 16% of total revenues in 1997 and 1998, respectively. International revenues from each geographic region were less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     In January 1998, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company currently settles all of its hedges on the last day of the second month of each quarter and concurrently opens new

---------------

  1Forward-Looking Statement
contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $900,000 for the year ended December 31, 1998. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

     At December 31, 1998, hedge positions totaled $11.0 million equivalent. All hedge positions are carried at fair value, which approximates book value and all hedge positions had maturity dates within three months.

     For the years ended December 31, 1997 and 1998, the Company's revenues in the Asia/Pacific region, which includes Far East countries and Australia and New Zealand, were less than 5% of total revenues. As of December 31, 1998, less than 5% of the Company's assets are in the Asia/Pacific region. To date, the Company's operations in the region are generating losses and negative cash flows. As the Asia/Pacific currencies devalue, the translated loss reported on the consolidated financial statements decreases. In addition, such currency devaluations cause the Company's U.S. dollar cash funding requirements of these foreign subsidiaries to decrease.

INTEREST RATES

     The Company invests its cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. Dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term time deposits of the local operating bank.

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

     The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At December 31, 1998, the average maturity of the Company's investment securities was approximately four months. No investment securities had maturities exceeding two years. The following table presents certain information about the financial instruments held by the Company at December 31, 1998 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at December 31, 1998:

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                                                      FAIR VALUE
                                          1999     2000     TOTAL      12/31/98
                                         ------    -----    ------    ----------
                                                  (DOLLARS IN MILLIONS)
Available-for-sale securities..........  $290.3    $31.6    $321.9      $322.5
Weighted average interest rate.........     4.0%     4.0%

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

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1996, 1997, and 1998 contained elsewhere in this Form 10-K.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     PeopleSoft's revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. License fee revenues in any quarter depend substantially upon PeopleSoft's total contracting activity and its ability to recognize revenue in that quarter in accordance with its revenue recognition policies. PeopleSoft's contracting activity is difficult to forecast for a variety of reasons, including the following:

     - a significant portion of PeopleSoft's license agreements are completed within the last few weeks of each quarter;

     - PeopleSoft's sales cycle is relatively long and increasingly variable since PeopleSoft has broadened its marketing emphasis to include software product solutions for each customer's overall business, thus increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process;

     - the size of license transactions can vary significantly;

     - customers may postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

     - customer evaluations and procurement processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult, even after selection of a vendor; and

     - the number, timing and significance of software product enhancements and new software product announcements by PeopleSoft and its competitors may affect purchase decisions;

     In addition, each customer's evaluation of its need to achieve Year 2000 compliance may affect the purchase decision. PeopleSoft believes that, many customers and potential customers are heavily engaged in testing and correcting system Year 2000 problems, and therefore such customers may choose to defer system investments during 1999, negatively impacting the Company's revenues. In addition, prior year sales may have been increased due to customers' urgent need to address Year 2000 issues. Such Year 2000 related demand should be eliminated in 1999 due to the lead time required to implement new systems, negatively impacting the Company's revenues. In addition, the Company's sales cycles may lengthen in 1999 and future years due to lessened urgency of customers' system investment decisions. Because Year 2000 related impacts on customer purchasing decisions are unprecedented, PeopleSoft has a limited ability to forecast accurately the impact of the Year 2000 issue on its quarter-to-quarter revenues.

     In addition, changes in PeopleSoft's sales incentive plans have had and may continue to have an unpredictable impact on seasonal business patterns. Finally, changes in economic, political and market conditions may adversely impact PeopleSoft's business opportunities at any time.

     Several factors may require PeopleSoft to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

     - whether the license agreement relates entirely to then currently undeliverable software products;

     - whether enterprise transactions include both software products that are then currently deliverable and software products that are still under development or other undeliverable elements (If PeopleSoft enters into a license agreement to provide both software product categories, then, in order to recognize revenue on currently delivered products under the license agreement, it must be able to establish separate values for all elements under the license agreement, and the license agreement and supporting schedules must contain precise contractual provisions consistent with generally accepted accounting principles ("GAAP"));

     - whether the customer demands services that include significant modifications, customizations or complex interfaces;

     - whether the license agreement includes non-standard acceptance criteria that may preclude revenue recognition prior to customer acceptance; and

     - whether the license agreement includes fees with extended payment terms or fees that depend upon acceptance of services or other contingencies.

     Because of the factors listed above and other specific requirements under published GAAP standards for software revenue recognition, PeopleSoft must have very precise terms in its license agreements in order to recognize revenue when it initially delivers software. Although PeopleSoft has a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, it must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, sometimes PeopleSoft does not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

     Variances or slowdowns in PeopleSoft's prior quarter contracting activity may impact its current and future service revenues since service revenues typically lag license fee revenues. PeopleSoft's ability to increase service revenue (such as fees derived from consulting, training and maintenance services) primarily depends on its ability to increase the number of its licensing agreements. Additionally, PeopleSoft may not be able to recruit, hire and train sufficient numbers of qualified consultants to perform these services.

DEPENDENCE ON THIRD PARTY TECHNOLOGY

     PeopleSoft licenses numerous critical third-party software products that it incorporates into its own software products. The termination of any of PeopleSoft's licenses to this third-party software could have a material adverse effect on PeopleSoft's business, financial condition and results of operations. These adverse effects include, for example, its products becoming inoperable or their performance being materially reduced.

If any of the third-party software vendors change their product offerings, PeopleSoft may need to incur additional development costs to ensure continued performance of its products. In addition, if the cost of licensing any of these third-party software products materially increases, PeopleSoft's gross margin levels could materially decrease.

     PeopleSoft relies on existing partnerships with certain other software vendors who are also competitors. For example, PeopleSoft partners with Oracle when PeopleSoft customers select an Oracle database to run in conjunction with PeopleSoft's financial package. However, Oracle competes with PeopleSoft in the enterprise software area. If these partners/competitors change their business practices in the future, PeopleSoft may be compelled to find alternative vendors of complementary software, which may not be as popular or provide the same functionality as the software provided by PeopleSoft's existing partners/competitors.

RISK ASSOCIATED WITH CREATION OF MOMENTUM BUSINESS APPLICATIONS

     PeopleSoft faces a number of risks as of a result of the creation of Momentum Business Applications and the distribution of the Momentum Business Applications Class A Common Stock to PeopleSoft stockholders. These include:

     - PeopleSoft has less control over important research and development projects. PeopleSoft and Momentum Business Applications must agree on project selection, budgets, timetables and specifications for each project and Momentum Business Applications will be responsible for overseeing the actual product development.

     - PeopleSoft contributed a substantial portion of its cash reserves to Momentum Business Applications. As a result, PeopleSoft's credit rating may be adversely affected and its ability to raise additional funds may be impaired. In addition, the Company has increased risk of having insufficient cash resources to address adverse conditions that may impact its business results.

     - PeopleSoft may lose the tax benefits associated with the research and development expenditures on the projects pursued by Momentum Business Applications. Though PeopleSoft may be able to recapture these benefits if it chooses to acquire Momentum Business Applications, it will likely face restrictions on the amount and timing of its utilization of these tax benefits.

     - If PeopleSoft chooses to acquire Momentum Business Applications, it will likely be required to record significant accounting charges relating to acquisition of in-process research and development and amortization of capitalized intangible assets.

POSSIBLE ADVERSE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" in October 1997, March 1998, and December 1998, respectively. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. These standards supersede an earlier Statement of Position and, in part, are effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOPs 97-2 and 98-4, the Company believes that it's currently in compliance with these standards. However, the American Institute of Certified Public Accountants has not issued implementation guidelines for these standards and the accounting profession is discussing a wide range of potential interpretations. Once available, these implementation guidelines could lead to unanticipated changes in PeopleSoft's current revenue accounting practices that could have a material adverse effect on PeopleSoft's business, financial condition and results of operations.

     The Company has not fully assessed its ability to comply with SOP 98-9 using current contracting and business practices. However, the Company believes that SOP 98-9 may require significantly more revenue to be deferred for certain types of transactions. Although this new standard is not effective until the year 2000, the Company, in accordance with its historical practice of complying with new revenue recognition standards as soon as issued, may choose to adopt the standard in 1999, requiring either changes in revenue recognition practices or changes in the Company's sales and contracting practices in order to comply. Such changes may have a significant adverse impact on revenues and margins in the quarter and year they are implemented.

     The implementation guidelines for these standards, when issued, may also require PeopleSoft to change significantly its business practices in order to continue to recognize a substantial portion of its license fee revenue when it delivers its software products. These changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect PeopleSoft's business, financial condition and results of operations. In addition, PeopleSoft could become competitively disadvantaged relative to foreign-based competitors that are not currently subject to U.S. GAAP.

PRICING PRACTICES

     The Company may choose in 1999 or a future year to make changes to its pricing practices, including additional discounts to customers, reduction of transactions that involve a perpetual use license to its software products, changes in maintenance pricing, or other changes which may negatively impact revenues in the quarter and year implemented, and for succeeding quarters and years. Such changes may have a material adverse impact on revenues, income, and the statement of financial condition, and such changes may cause the Company to revise its guidance on future operating results.

HIGH DEGREE OF OPERATING LEVERAGE

     Like many of its competitors, PeopleSoft's business model is characterized by a very high degree of operating leverage. A substantial portion of PeopleSoft's operating costs and expenses consist of employee and facility related costs, which are relatively fixed over the short term. In addition, PeopleSoft's expense levels and hiring plans are based substantially on PeopleSoft's projections of future revenue. If PeopleSoft's actual revenues fall below expectations, its net income is likely to be disproportionately adversely affected. PeopleSoft may be unable to increase or even maintain its current level of profitability on a quarterly or annual basis in the future.

FUTURE OPERATING RESULTS UNCERTAIN; SEASONALITY

     Segments of the software industry have in the past, and are expected in the future, to experience significant economic downturns characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs. PeopleSoft's operations may, in the future, fluctuate substantially from period to period because of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors affecting capital spending.

     PeopleSoft has been, and expects to continue to be, affected by seasonal trends in the software industry. PeopleSoft's revenues historically have followed a pattern of being relatively weak in the first and second quarters and relatively strong in the third and fourth quarters. This seasonality has been caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies. However, there is no assurance that results in the third and fourth quarters will be stronger than, or even equal to, results in the first half of the Company's fiscal year.

COMPETITION

     The market for business application software has been intensely competitive for the past year and is currently intensifying. PeopleSoft competes with a variety of software vendors including: (i) enterprise application software vendors, including emerging new internet software application vendors; (ii) manufacturing application software vendors; (iii) enterprise resource optimization application software vendors; (iv) financial management systems and HRMS application software vendors; and (v) software tools vendors. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of PeopleSoft's competitors now offer software products based on a client/server architecture. Consequently, PeopleSoft must differentiate itself through different or more subtle architectural and technological factors, including: (i) internet focused application development; (ii) enterprise software product breadth and individual product features; (iii) service reputation; (iv) product flexibility; (v) ease of implementation; (vi) international software product version availability and support; and (vii) price. Price competition has significantly increased recently and this trend may continue in the future.

     In the enterprise application software market, PeopleSoft faces significant competition from SAP and Oracle and, to a lesser degree, J.D. Edwards, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In addition, the Company faces increasing competition from internet focused application vendors. In this market, the chief competitive factors include: (i) the breadth and completeness of the enterprise solution offered by each vendor, and the competitive advantages the solution offers to its customers; (ii) the extent of software product integration across the enterprise solution; and (iii) the availability of localized software products and technical support in key markets outside the United States. Both SAP and Oracle have certain competitive advantages over PeopleSoft in these areas primarily due to their significant worldwide presence and longer operating and product development history. Both SAP and Oracle have substantially greater financial, technical and marketing resources than PeopleSoft. In addition, SAP has a larger installed base that PeopleSoft. Furthermore, Oracle's RDBMS (relational database management system) underlies a significant portion PeopleSoft's installed applications.

     PeopleSoft entered the manufacturing software application markets in 1996. In these markets, PeopleSoft's existing competitors include those listed immediately above, and others such as Baan, QAD, Ross Systems and a large number of niche competitors already in the manufacturing market.

     In addition, since it acquired Red Pepper Software in the fourth quarter of 1996, PeopleSoft has competed in the emerging enterprise resource optimization software solutions market. PeopleSoft's current and potential competitors in this market include:

     - companies such as i2 Technologies, Manugistics and Numetrix Software, which have developed or are attempting to develop advanced planning and scheduling software products that complement or compete with MRP (material requirements planning) solutions;

     - other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc., and Marcam Solutions, Inc.;

     - other business application software vendors that may broaden their product offerings by internally developing (such as SAP's initiatives in this area), acquiring (such as Baan's acquisitions of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software;

     - internal development efforts by potential customers' corporate information technology departments; and

     - companies offering standardized or customized products on mainframe and/or mid-range computer systems.

     PeopleSoft also competes with (i) providers of HRMS software products, including Cyborg Systems, Lawson Associates, Integral Systems, Inc., InPower, Inc. and Ceridian, and (ii) providers of financial management systems software products, including Computron Software, Inc., Flexiware International, Hyperion Software, Lawson Associates and other smaller companies.

     In addition, as the Year 2000 approaches, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to purchasing PeopleSoft's software products. This may result in increased competition from outsource services such as Computer Science Corporation ("CSC"), Electronic Data Systems Corporation ("EDS"), IBM, ADP, Ceridian and other smaller companies. During the third quarter of 1998, PeopleSoft signed agreements with IT service providers CIBER, Inc., CSC, Corio, KPMG Peat Marwick, reSOURCE PARTNER, and USinternetworking to provide industry-specific outsourcing solutions encompassing software implementation and management services. Although PeopleSoft is pursuing an outsourcing partner program that it believes will address the needs of the marketplace, this program may not be successful.

     Intense competition could lead to increased price competition in the market, forcing PeopleSoft to reduce prices. As a result, PeopleSoft's gross margins may decline and it may lose market share which, in turn, could have a material adverse effect on PeopleSoft's business, financial condition and results of operations. During 1998 certain competitors became more aggressive with their product pricing reductions, payment terms and/or issuance of contractual implementation terms or guarantees. PeopleSoft may be unable to continue to compete successfully with its existing competitors or to compete successfully with new competitors.

RISKS ASSOCIATED WITH BUSINESS COMBINATIONS

     As part of its overall strategy, PeopleSoft plans to continue to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that the Company may not be able to integrate the acquired technologies or products with its current products and technologies; the potential disruption of PeopleSoft's ongoing business; the inability to retain key technical and managerial personnel; the inability of management to maximize the financial and strategic position of PeopleSoft through the successful integration of acquired businesses; decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets; adverse impact on PeopleSoft's annual effective tax rate; dilution of existing equity holders; difficulty in maintaining controls, procedures, and policies; potential adverse impact on the Company's relationships with partner companies or third party providers of technology or products; and the impairment of relationships with employees and customers as a result of any integration of new personnel. In addition, due to the recent distribution of Momentum Business Applications to shareholders and to other factors that are used to judge the accounting treatment of any acquisition, the Company may not qualify for pooling of interests accounting for acquisitions of companies made in 1999, and thus may need to account for acquistions of other companies using the purchase method, in addition to using the purchase method for acquisitions of technologies or products. The purchase method of accounting for acquisitions may require large write-offs of any in process research and development costs related to companies acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the acquisition of companies, products, or technologies. Such writeoffs and ongoing amortization charges may have a material adverse impact on operating margins and net income in the quarter of the acquisition and for several subsequent years. PeopleSoft may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

RELIANCE ON PROPRIETARY SOFTWARE DEVELOPMENT TOOLS

     PeopleSoft's software products include a suite of proprietary software development tools, known as PeopleTools, which are fundamental to the effective use of PeopleSoft's software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its software development tools as the accepted industry standard. In addition, Microsoft is attempting to establish several standards in the marketplace, including software development tools, middleware and OLAP tools. If a software product other than PeopleTools becomes the clearly established and widely accepted industry standard, PeopleSoft: (i) may be compelled to abandon or modify PeopleTools in favor of such an established standard; (ii) may be forced to redesign its software products to operate with such third party's software development tools; or (iii) may face the potential sales obstacle of marketing a proprietary software product against other vendors' software products that incorporate a standardized software development toolset. PeopleSoft may not be able to respond appropriately or sufficiently rapidly to the emergence of an industry standard.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     PeopleSoft has committed, and expects to continue to commit, substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including many of those in which PeopleSoft operates, are higher than in the United States. In order to increase international sales in 1998 and subsequent periods, PeopleSoft must:

     - continue to globalize its software product lines;

     - expand existing and establish additional foreign operations;

     - hire additional personnel;

     - identify suitable locations for sales, marketing, customer service and development; and

     - recruit international distributors and resellers in selected territories.

If PeopleSoft's international expansion and/or product globalization efforts are not successful, its operating results will likely be negatively affected.

     Generally, PeopleSoft's foreign sales are denominated in its foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, PeopleSoft's could have significant gains or losses. In January 1998, PeopleSoft implemented a hedging program designed to mitigate the potential impact of exchange rate fluctuations. Under a foreign exchange management policy approved by the Company's Board of Directors, PeopleSoft may hedge existing transaction exposures, anticipated transactions and exposure resulting from the translation of foreign financial results into U.S. Dollars. PeopleSoft can hedge anticipated transactions and translation exposures only if they are highly certain, reasonably estimable and significant in amount. PeopleSoft began hedging of anticipated transactions and translation exposures in the first quarter of 1998 using forward contracts. PeopleSoft's inability to hedge potential significant exposures due to uncertainty or inability to estimate reasonably its foreign exchange exposure could materially adversely affect its operating results.

RELIANCE ON THIRD PARTIES FOR SALES AND MARKETING

     A key aspect of PeopleSoft's sales and marketing strategy is to build and maintain strong working relationships with businesses that PeopleSoft believes play an important role in the successful marketing of its software products. PeopleSoft's customers and potential customers often rely on third-party system integrators to develop, deploy and manage client/server applications. These third-party system integrators include: (i) RDBMS software vendors; (ii) hardware vendors which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which PeopleSoft's software products run; (iii) technology consulting firms and systems integrators, some of which are active in the selection and implementation of large information systems for the information-intensive organizations that make up PeopleSoft's principal customer base; and (iv) benefits consulting firms that are active in the implementation of HRMS. PeopleSoft believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, may start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or may otherwise discontinue their relationships with or support of PeopleSoft. If PeopleSoft or its partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of PeopleSoft's software products, demand for these software products could be materially adversely affected. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend PeopleSoft's software application architecture, including PeopleTools, if these products facilitate less implementation effort than competitors' similar product offerings.

COMPLEXITY OF SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT

     The market for PeopleSoft's software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. PeopleSoft's future success will depend in part upon its ability to; (i) continue to enhance and expand its core applications; (ii) continue to provide enterprise solutions; (iii) enter new markets; and (iv) develop and introduce new products that keep pace with technological developments, including developments related to the internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance.

PeopleSoft may not be able to enhance existing products or develop and introduce new products in a timely manner.

     PeopleSoft's software products can be licensed for use with a variety of popular industry standard RDBMSs. There may be future or existing RDBMS platforms that achieve popularity within the business application marketplace and on which PeopleSoft may desire to offer its applications. These future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. PeopleSoft may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

     Beginning with Release 6, PeopleSoft integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, PeopleSoft will continue to integrate Tuxedo features to allow applications to run on a distributed basis using a multi-tiered client/server architecture. PeopleSoft also will bundle Cognos' Powerplay product and Arbor's Essbase product to incorporate desktop OLAP capabilities, and will bundle products from Informatica and Information Advantage into its Enterprise Performance Management products. These third party products may be critical to the competitiveness of PeopleSoft's software products in the future. Integration of these and other products is complex and PeopleSoft's efforts may not be successful or may not result in significant software product enhancements.

     Despite testing by PeopleSoft and by third-parties, software programs as complex as those offered by PeopleSoft are likely to contain a number of undetected errors or "bugs" when they are first introduced or as new releases are subsequently released. This may result in reduced acceptance of PeopleSoft's software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of: (i) vendor hardware platforms; (ii) operating systems and updated versions; (iii) PeopleSoft application software products and updated versions; and (iv) RDBMS platforms and updated versions. Developing consistent software product performance characteristics across all of these combinations could place a significant strain on PeopleSoft's development resources and software product release schedules.

RELIANCE ON CLIENT INTERFACES

     Currently, PeopleSoft supports client platforms using browsers certified to run its Java-based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft fundamentally changes the architecture of its software product so that users of PeopleSoft's software applications experience significant performance degradation or become incompatible with future versions of Microsoft's Windows Operating System, it could have a material adverse effect on PeopleSoft's business, financial condition and results of operations. The use of a Web client as a primary user interface is emerging as an alternative to the traditional desktop access through Microsoft Windows based personal computers. This client access via the Internet or intranet involves numerous risks inherent in using the Internet, including security, availability and reliability. PeopleSoft may wish to offer its applications on future or existing client platforms that achieve popularity within the business application marketplace. These future or existing client platforms may or may not be architecturally compatible with PeopleSoft's software product design. PeopleSoft may not be able to support new client interfaces and achieve market acceptance of new client interfaces which it does support.

RELIANCE ON JOINT BUSINESS ARRANGEMENTS

     PeopleSoft has in the past entered into, and may in the future enter into, various development or joint business arrangements to develop new software products or extensions to its existing software products. Under these arrangements, PeopleSoft has in the past and expects in the future to be the exclusive remarketer of the developed software products and pays a royalty to the business partner based on end user license fees for the developed products. Under these joint business arrangements, PeopleSoft may distribute or jointly sell with its business partner an integrated software product. While PeopleSoft intends to develop business applications that are integrated with its software products, these software products may not in fact be integrated or the market may not accept an integrated enterprise solution. Also, these arrangements may require additional investments from third parties or business partners to complete development or to enhance the software product. These investments may not be available on terms mutually acceptable to PeopleSoft and its business partner or the existing or other potential third-party funding source(s). If PeopleSoft acquires title to the software products or technology from its business partner, it may account for this acquisition using the purchase method, which is likely to result in either or both of the following accounting treatments: (i) a charge to earnings for in-process research and development which PeopleSoft would record in its statement of income in the period it completed the acquisition; or (ii) allocation of a substantial portion of the purchase price to acquired technology or other intangible assets, creating significant intangible assets. These intangible assets would be amortized in future periods as a cost of operations. If either of these scenarios occur, PeopleSoft's results of operations in one or more future periods could be materially adversely affected.

POTENTIAL SECURITY BREACHES

     PeopleSoft's application software products incorporate extensive security features designed to prevent unauthorized retrieval or modification of sensitive data. PeopleSoft has developed a security architecture using: (i) the capabilities of its own applications; (ii) the client operating system software;
(iii) some of the security features contained in the RDBMS platforms on which the applications run; and (iv) certain third party security products. To date, PeopleSoft is not aware of any violations of its application security architecture within its installed base. Although these security features are subject to constant review and enhancement, they may not be successfully implemented or may not be effective within a particular customer's operating environment. If a breach of security or a suspected breach of security occurs, the accompanying publicity or any subsequent claims against PeopleSoft could adversely impact the demand for PeopleSoft's software products and/or could cause a decline in the market price of PeopleSoft's stock and/or could adversely impact PeopleSoft's financial results due to lost or delayed closing of software licensing opportunities.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; POTENTIAL INFRINGEMENT OF THIRD PARTY INTELLECTUAL PROPERTY RIGHTS

     PeopleSoft considers certain aspects of its internal operations, software and documentation to be proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect this information. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. PeopleSoft believes that the rapid pace of technological change in the computer software industry has made patent, trade secret and copyright protection less significant than factors such as: (i) the knowledge, ability and experience of PeopleSoft's employees; (ii) frequent software product enhancements; and (iii) the timeliness and quality of support services. Patent, trade secret and copyright protections may be inadequate, and PeopleSoft's competitors may independently develop technologies that are substantially equivalent or superior to PeopleSoft's technology. Through an escrow arrangement, PeopleSoft has granted many of its customers a future right to use PeopleSoft's source code solely for internal maintenance services. This possible access to PeopleSoft's source code may increase the likelihood of misappropriation or other misuse of PeopleSoft's intellectual property. Finally, the laws of some countries in which PeopleSoft's software products are or may be licensed do not protect PeopleSoft's software products and intellectual property rights to the same extent as the laws of the United States.

     PeopleSoft does not believe that its software products, software products acquired from previous acquisitions, third party software products PeopleSoft offers under sublicense agreements, PeopleSoft trademarks or other PeopleSoft proprietary rights infringe the property rights of any third parties. However, third parties may assert infringement claims against PeopleSoft with respect to its products. Any such assertion could require PeopleSoft to enter into royalty arrangements or could result in costly litigation.

POTENTIAL PRODUCT LIABILITY CLAIMS

     PeopleSoft's license agreements contain provisions designed to limit its exposure to potential product liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state or local laws or ordinances. Although PeopleSoft has not experienced any product liability claims to date, use of its software in mission critical applications creates the risk that a third party may pursue a claim against PeopleSoft. If a product liability claim against PeopleSoft were successful, the resulting damages or injunctive relief could have a material adverse effect on PeopleSoft's business, financial condition and results of operations. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of these products may increase PeopleSoft's exposure to product liability claims.

RISKS ASSOCIATED WITH MANAGING GROWTH

     PeopleSoft has experienced an extended period of: (i) significant revenue growth; (ii) customer base growth; (iii) expansion of its software product lines and supported platforms; (iv) significant expansion in its number of employees;
(v) increased pressure on the viability and scope of its operating and financial systems; and (vi) expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon PeopleSoft's management, operating and financial controls and resources, including its services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, PeopleSoft must continue to implement and improve the speed and quality of its information decision support systems, management decisions, reporting systems, procedures and controls. PeopleSoft's personnel, procedures, systems and controls may not be adequate to support its future operations.

DEPENDENCE ON KEY PERSONNEL

     PeopleSoft believes that its future prospects will depend in large part upon its ability to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel. PeopleSoft continues to hire a significant number of additional sales, services and technical personnel. However, competition for personnel in the software industry is intense, and, at times, PeopleSoft has had difficulty locating candidates with appropriate qualifications within various desired geographic locations, or with certain industry-specific domain expertise. If PeopleSoft's competitors increase their use of non-compete agreements, the pool of available technical personnel may further narrow in certain jurisdictions, even if the non-compete agreements are ultimately unenforceable. The failure to attract, train, retain and manage productive sales and sales support personnel would have a material adverse effect on PeopleSoft's business, financial condition and results of operations.

     If PeopleSoft loses the services of one or more of its key employees, its business, operating results, financial condition or business prospects could be materially adversely affected. In the past, PeopleSoft has lost few employees, especially those in critical positions. PeopleSoft has several programs in place to retain key personnel, including granting of stock options that vest annually over four or five years. A number of key employees have vested stock options with exercise prices lower than PeopleSoft's current stock price. These potential gains provide these employees the economic freedom to explore personal objectives both within and outside PeopleSoft, which may result in the loss of key employees during the coming years.

     It is widely recognized that the software industry in which PeopleSoft competes is at or beyond a condition of full employment. PeopleSoft may not be able to attract, train and retain the personnel it requires to develop, market, sell and support new or existing software or to continue to grow. Also, to penetrate successfully key vertical markets, PeopleSoft must attract, train and retain personnel with industry-specific domain expertise.

     Since the fourth quarter of 1998, PeopleSoft has experienced turnover of several senior executives. PeopleSoft has hired or promoted qualified candidates to fill these positions. However, since the employees are new to the positions, there is no assurance that the newly hired or promoted employees will smoothly transition into these leadership roles or be able to successfully lead the Company as it continues to grow.

YEAR 2000 COMPLIANCE

     PeopleSoft's internal business information systems are comprised primarily of the same commercial application software products it generally offers for license to end user customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of

America ("ITAA") as Year 2000 compliant. Therefore, PeopleSoft does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. PeopleSoft is not aware of any material operational issues or costs associated with preparing internal systems for the Year 2000. However, PeopleSoft uses other third party vendor network equipment, telecommunication products, and software products that may or may not be Year 2000 compliant. PeopleSoft currently is taking steps to address the impact, if any, of the Year 2000 issue surrounding these third party products. The failure of any critical technology components to operate properly in the Year 2000 could have a material adverse effect on PeopleSoft's business, financial condition and results of operations, and PeopleSoft may be required to incur unanticipated expenses to remedy any problems.

RISKS ASSOCIATED WITH THE EUROPEAN MONETARY UNION ("EMU")

     The Company's internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. The Company's latest software release (Release 7.5) contains EMU functionality that allows for dual currency reporting and information management. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the EMU. However, the Company utilizes third party vendor network equipment and software products that may or may not be EMU compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post-EMU may adversely affect business operations or require the Company to incur unanticipated expenses to remedy any problems.

     Furthermore, the Company's foreign exchange exposures to legacy sovereign currencies of the participating countries in the EMU will become foreign exchange exposures to the Euro upon its introduction. To the extent hedging transactions are entered for exposures after January 1, 1999, they will be denominated in Euros as applicable. Although the Company is not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on the Company's business since the Company may be required to incur unanticipated expenses to remedy these problems.

RISKS ASSOCIATED WITH FACILITY EXPANSION

     PeopleSoft's continued growth has led to a significant increase in its number of employees. Commercial building vacancy rates have dropped significantly in many of the markets where PeopleSoft has significant operations. As a consequence, PeopleSoft expects to experience increasing difficulty in obtaining additional space within which to expand its operations. PeopleSoft's failure to either obtain space, or to obtain it on reasonably attractive commercial terms, may inhibit its ability to grow, or may otherwise adversely affect its operations and financial results.

     Additionally, PeopleSoft may commit to real estate projects in order to expand its operations to accommodate expected growth. These real estate projects typically have a lead time of over one year from the commitment date to occupancy. PeopleSoft's anticipated growth projections may not be realized, and therefore, PeopleSoft may be subject to increased fixed costs that cannot be recovered from operations, resulting in material reductions to net income and cash flows.

VOLATILITY OF STOCK PRICE; RISK OF LITIGATION

     The trading price of PeopleSoft Common Stock has in past and may in the future be subject to wide fluctuations in response to factors such as: (i) revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community; (ii) announcements of technological innovations by PeopleSoft or its competitors; (iii) new products or the acquisition of significant customers by PeopleSoft or its competitors;
(iv) developments with respect to patents, copyrights or other proprietary rights of PeopleSoft or its competitors; (v) changes in recommendations or financial estimates by securities analysts; (vi) conditions and trends in the software industry generally; (vii) adoption of new accounting standards affecting the software industry; (viii) general market conditions and other factors. Further, the stock market has experienced in recent months and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology companies that often are not related to or are disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, have and may continue to have a material adverse effect on the trading price of PeopleSoft Common Stock. Fluctuations in the price of PeopleSoft's Common Stock may expose PeopleSoft to the risk of securities class action lawsuits. As a result of the significant declines in the price of PeopleSoft's Common Stock during the second half of fiscal 1998 and the first quarter of fiscal 1999, several such lawsuits were filed against PeopleSoft. Though PeopleSoft believes that these lawsuits are without merit, defending against them could result in substantial costs and a diversion of management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject PeopleSoft to significant liabilities. There can be no assurance that there will not be additional lawsuits in the future or that current or future lawsuits will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 3 Legal Proceedings.

POSSIBLE ADVERSE EFFECTS OF RECENT SECURITIES ISSUANCES

     If holders of warrants and/or options to purchase PeopleSoft Common Stock exercise any significant number of these securities and resell the underlying shares, the market price of PeopleSoft Common Stock could be materially adversely affected. At December 31, 1998, warrants to purchase 6,400,000 shares of PeopleSoft Common Stock were outstanding. As of December 31, 1998, these warrants had exercise prices below the current market price of PeopleSoft Common Stock. In addition, at December 31, 1998, there were outstanding exercisable options to purchase 10,006,204 shares of PeopleSoft Common Stock issued under employee stock plans. As of such date, options to purchase 1,364,836 shares of PeopleSoft Common Stock had exercise prices below the current market price of PeopleSoft Common Stock.

INVESTMENTS AND LIQUIDITY

     PeopleSoft's short-term and long-term investments consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. Although these investments have favorable credit ratings, it is possible that the issuers will default on their obligations, and PeopleSoft may lose principal and accrued interest. In times of growth, PeopleSoft's operating and investing activities may use more cash than they provide, thus requiring PeopleSoft to obtain additional sources of financing. In addition, PeopleSoft may need additional sources of financing for capital expenditures and material acquisitions of complementary businesses, products or technologies. PeopleSoft may be unable to obtain additional sources of financing on favorable terms, if at all.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in Part IV Item 14(a)(1) and (2).

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Personnel." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors -- Nominees." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

 1. Consolidated Financial Statements. The following consolidated financial statements of PeopleSoft, Inc. are filed as part of this report:

                                                                  PAGE
                                                                  ----
    Report of Ernst and Young LLP, Independent Auditors.........   F-1
    Covered by Report of Ernst and Young LLP, Independent
      Auditors:
      Consolidated Balance Sheets at December 31, 1997 and
         1998...................................................   F-2
      Consolidated Statements of Income for the years ended
         December 31, 1996, 1997 and 1998.......................   F-3
      Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1996, 1997 and 1998...........   F-4
      Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1997 and 1998.......................   F-5
    Notes to Consolidated Financial Statements..................   F-6
    Not Covered by Report of Independent Auditors:
      Supplemental Quarterly Financial Information..............  F-24

 2.Consolidated Financial Statements Schedules. None.
   All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

 3. Exhibits.

          2.1(7)       Agreement and Plan of Reorganization between PeopleSoft,
                       Inc. and Red Pepper Company dated as of September 4, 1996.

          2.2(16)      Agreement and Plan of Merger dated September 30, 1998
                       between the Registrant and Intrepid Systems, Inc.
          3.1(11)      Restated Certificate of Incorporation of Registrant filed
                       with the Secretary of State of the State of Delaware on May
                       25, 1996.
          3.2(11)      Certificate of Amendment to Certificate of Incorporation of
                       Registrant, as filed with the Secretary of State of the
                       State of Delaware on June 17, 1996.
          3.3(14)      Certificate of Amendment to Certificate of Incorporation of
                       Registrant, as filed with the Secretary of State of the
                       State of Delaware on July 3, 1997.
          3.4(14)      Certificate of Designation as filed with the Secretary of
                       State of the State of Delaware on March 24, 1998.
          3.5          Bylaws of Registrant as amended to date.
          4.2(12)      First Amended and Restated Preferred Shares Rights Agreement
                       dated December 16, 1997.
         10.1(5)(11)   Amended and Restated 1989 Stock Plan and forms of option
                       agreements thereunder.
         10.2(11)      1992 Employee Stock Purchase Plan as amended to date, and
                       form of subscription agreement thereunder.
         10.3(1)       1992 Directors' Stock Option Plan and forms of option
                       agreements thereunder.
         10.4(2)(5)    Executive Bonus Plan.
         10.5(3)       Amendment and Restatement of PeopleSoft, Inc. 401(K) Plan,
                       dated December 13, 1995, Amendment No. 1 dated December 30,
                       1994, and Amendment No. 2, dated August 25, 1995.
         10.6(1)       Form of Indemnification Agreement entered into between the
                       Registrant and each of its directors and officers.
         10.7(3)       Loan Agreement between the Registrant and West America Bank,
                       N.A. dated October 31, 1995.
         10.8(1)       Office Lease for 1331 North California Boulevard dated July
                       23, 1990 between the Registrant and 1333 North California
                       Boulevard, a California limited partnership, as amended by the First Amendment to Lease dated April 24, 1991 and the
                       Second Amendment to Lease dated June 17, 1992 and related
                       Lease Guarantees dated July 26, 1990 and June 14, 1991
                       between 1333 North California Boulevard and David A.
                       Duffield.
         10.9(1)       Lease dated July 24, 1992 between the Registrant and Glen
                       Pointe Associates.
         10.12(1)(6)   Software License and Support Agreement dated June 23, 1992 between the Registrant and ADP, Inc., as amended by
                       Amendment No. 1 dated September 30, 1992.
         10.18(2)      Lease dated June 23, 1993 between the Registrant and
                       Westbrook Corporate Center.
         10.19(2)      Lease dated January 17, 1994 between the Registrant and R-H
                       Associates Bldg. III Corp.
         10.20(2)      Lease dated March 10, 1994 between the Registrant and
                       Rosewood Associates.
         10.21(3)      Contract of Sale and Escrow Instructions between the Company and Rosewood Owner of California (B) LLC, a California
                       limited liability company, dated October 4, 1995.
         10.22(4)      Warrant Agreement between the Registrant and The First
                       National Bank of Boston, as Warrant Agent, dated October 30,
                       1995.
         10.23(4)      Warrant Purchase Agreement between the Registrant and
                       Goldman, Sachs & Co. dated October 30, 1995.

         10.24(4)      Registration Rights Agreement between the Registrant and
                       Goldman, Sachs & Co. dated October 30, 1995.
         10.25(8)      Amendment No. 2 dated September 28, 1994, Amendment No. 3
                       dated September 21, 1995 and Amendment No. 4 dated December
                       28, 1995 to the Software License and Support Agreement dated
                       June 23, 1992 between the Registrant and ADP, Inc.
                       (Confidential treatment requested for Amendment No. 2 and
                       No. 4 only).
         10.26(8)      Amended Software Development Agreement dated December 22,
                       1995 between the Registrant and Solutions for Education
                       Administrators, Inc.
         10.27(8)      Exclusive Marketing and Distribution Agreement dated
                       December 22, 1995 between the Registrant and SIS Development
                       LLC ("SIS").
         10.28(13)     Amendment No. 1 dated September 19, 1994, Amendment No. 2
                       dated May 15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10, 1994 between the Registrant and
                       Rosewood Associates.
         10.29(8)      Systems Integrator Agreement dated August 25, 1995 between the Registrant and Shared Medical Systems Corporation.
         10.32(13)     Lease dated December 4, 1996 between the Registrant and
                       Lease Plan North America, Inc.
         10.33(13)     Purchase Agreement dated October 22, 1996 between the
                       Registrant and Norwest Equity Partners IV, L.P.
         10.34(10)     Red Pepper Software Company 1993 Stock Option Plan, and
                       forms of stock option agreement thereunder.
         10.35(15)     Agreement of Purchase and Sale dated July 22, 1998 between the Registrant and William Willson & Associates.
         10.36(15)     Lease dated September 14, 1998 between the Registrant and
                       Hacienda Plaza Associates, LLC.
         10.37         Development and License Agreement dated December 30, 1998
                       between the Registrant and Momentum Business Applications,
                       Inc.
         10.38         Marketing and Distribution Agreement dated December 30, 1998 between the Registrant and Momentum Business Applications,
                       Inc.
         10.39         Distribution Agreement dated December 30, 1998 between the
                       Registrant and Momentum Business Applications, Inc.
         10.40         First amendment to Participation Agreement and Appendix 1 to
                       Participation Agreement, Master Lease and Construction Deed
                       of Trust dated February 20, 1998 between the Registrant and
                       Lease Plan North America, Inc.
         10.41         Second Amendment to Participation Agreement, Master Lease,
                       Guarantee, Construction Deed of Trust, Cash Collateral
                       Agreement, Assignment of Lease and Appendix 1 to
                       Participation Agreement, Master Lease and Construction Deed
                       of Trust dated September 28, 1998 between the Registrant and
                       Lease Plan North America, Inc.
         10.42         Participation Agreement dated September 28, 1998 between the
                       Registrant and Wilmington Trust Company, ABN AMRO Leasing,
                       Inc., ABN AMRO Bank N.V., and Financial Institutions listed in Schedule I of the Participation Agreement.
         10.43         Master Lease dated September 28, 1998 between the Registrant and Wilmington Trust Company.
         10.44         Appendix 1 to the Participation Agreement and Master Lease
                       dated September 28, 1998.
         21.1          Subsidiaries.

         23.1          Consent of Ernst and Young LLP, Independent Auditors.
         24.1          Power of Attorney (see page 61).
         27.1          Financial Data Schedule.

---------------
 (1) Incorporated by reference to the exhibit having the same number filed with the Registrant's Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and the Registrant's Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which Registration Statement became effective May 24, 1993.

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

 (7) Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-4 filed with the Securities and Exchange Commission on October 4, 1996.

 (8) Incorporated by reference to the exhibit having the same filed numbers with the Company's Annual Report on Form 10K for the year ended December 31, 1995.

 (9) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-A filed with the Securities and Exchange Commission on February 15, 1995.

(10) Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-8 filed with the Securities and Exchange Commission on October 24, 1996.

(11) Incorporated by reference to the exhibit filed with the Company's Form S-8 (No.333-08575) filed with the Securities and Exchange Commission on July 22, 1996.

(12) Incorporated by reference to Exhibit 1 filed with the Company's Form 8-A/A filed with the Securities and Exchange Commission on March 25, 1998.

(13) Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10K for the year ended December 31, 1996.

(14) Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10K for the year ended December 31, 1997.

(15) Incorporated by reference to the exhibit having the same filed number with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1998.

(16) Incorporated by reference to the exhibit 10.37 filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEOPLESOFT, INC.

                                          By:     /s/ ALFRED J. CASTINO
                                            ------------------------------------
                                                     Alfred J. Castino
                                            Senior Vice President of Finance and
                                            Administration, and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                              Officer)
Dated: March 29, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, David A. Duffield and Alfred J. Castino, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DAVID A. DUFFIELD                    President, Chief Executive     March 29, 1999
-----------------------------------------------------  Officer and Director (Principal
                  David A. Duffield                          Executive Officer)

                /s/ ALFRED J. CASTINO                     Senior Vice President of      March 29, 1999
-----------------------------------------------------  Finance and Administration and
                  Alfred J. Castino                        Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                /s/ DR. EDGAR F. CODD                             Director              March 29, 1999
-----------------------------------------------------
                  Dr. Edgar F. Codd

               /s/ ALBERT W. DUFFIELD                             Director              March 29, 1999
-----------------------------------------------------
                 Albert W. Duffield

                /s/ A. GEORGE BATTLE                              Director              March 29, 1999
-----------------------------------------------------
                  A. George Battle

              /s/ GEORGE J. STILL, JR.                            Director              March 29, 1999
-----------------------------------------------------
                George J. Still, Jr.

                /s/ CYRIL J. YANSOUNI                             Director              March 29, 1999
-----------------------------------------------------
                  Cyril J. Yansouni

                  /s/ ANEEL BHUSRI                                Director              March 29, 1999
-----------------------------------------------------
                    Aneel Bhusri

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PeopleSoft, Inc.

     We have audited the accompanying consolidated balance sheets of PeopleSoft, Inc. at December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PeopleSoft, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP
Walnut Creek, California
January 26, 1999

                                PEOPLESOFT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              --------    ----------
Current assets:
  Cash and cash equivalents.................................  $215,784    $  480,086
  Short-term investments....................................   176,678       206,242
  Accounts receivable, less allowance for doubtful accounts
     of $19,493 in 1997 and $40,001 in 1998.................   299,243       385,413
  Deferred income taxes.....................................    25,320        53,346
  Other current assets......................................     9,021        38,428
                                                              --------    ----------
          Total current assets..............................   726,046     1,163,515
Property and equipment, at cost:
  Computer equipment and software...........................   107,503       181,093
  Furniture and fixtures....................................    35,106        46,329
  Leasehold improvements....................................    27,261        41,277
  Building..................................................    18,310            --
  Land......................................................     7,487        46,066
                                                              --------    ----------
                                                               195,667       314,765
  Less accumulated depreciation and amortization............   (78,492)     (128,509)
                                                              --------    ----------
                                                               117,175       186,256
Investments.................................................    26,783        31,616
Deferred income taxes.......................................     7,371         7,814
Capitalized software, less accumulated amortization.........     9,706        37,393
Other assets................................................    11,255        14,011
                                                              --------    ----------
                                                              $898,336    $1,440,605
                                                              ========    ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 19,882    $   31,145
  Accrued liabilities.......................................    43,626        79,330
  Accrued compensation and related expenses.................    67,486       109,284
  Income taxes payable......................................    22,370        22,587
  Deferred revenue..........................................   327,668       426,141
                                                              --------    ----------
          Total current liabilities.........................   481,032       668,487
Long term deferred revenue..................................        --        89,393
Other long term liabilities.................................        --        18,433
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized; none issued and outstanding................        --            --
  Common stock, $.01 par value, 320,000,000 shares
     authorized; shares issued and outstanding:
     1997 -- 223,729,000 and 1998 -- 233,881,000............     2,237         2,339
  Additional paid-in capital................................   219,005       324,332
  Cumulative translation adjustment.........................    (1,292)       (2,951)
  Dividend declared of Momentum Business Applications
     shares.................................................        --        78,622
  Retained earnings.........................................   197,354       261,950
                                                              --------    ----------
          Total stockholders' equity........................   417,304       664,292
                                                              --------    ----------
                                                              $898,336    $1,440,605
                                                              ========    ==========

                            See accompanying notes.

                                PEOPLESOFT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996       1997        1998
                                                              --------   --------   ----------
Revenues:
  License fees..............................................  $252,799   $433,195   $  576,467
  Services..................................................   197,253    382,456      737,206
                                                              --------   --------   ----------
          Total revenues....................................   450,052    815,651    1,313,673
Costs and expenses:
  Cost of license fees......................................    12,357     21,635       42,933
  Cost of services..........................................   118,906    229,178      424,234
  Sales and marketing.......................................   135,757    225,498      339,973
  Product development.......................................    70,653    129,553      209,677
  General and administrative................................    27,162     43,611       61,447
  In-process research and development and merger related
     costs..................................................    29,393         --       13,900
                                                              --------   --------   ----------
          Total costs and expenses..........................   394,228    649,475    1,092,164
                                                              --------   --------   ----------
Operating income............................................    55,824    166,176      221,509
Interest income.............................................     4,864      9,141       18,631
Other income, net...........................................     1,024        721        1,436
                                                              --------   --------   ----------
Income before income taxes..................................    61,712    176,038      241,576
Provision for income taxes..................................    25,851     67,775       98,358
                                                              --------   --------   ----------
Net income..................................................  $ 35,861   $108,263   $  143,218
                                                              ========   ========   ==========
Basic income per share......................................  $   0.17   $   0.49   $     0.63
                                                              ========   ========   ==========
Shares used in basic per share computation..................   211,248    219,302      228,479
                                                              ========   ========   ==========
Diluted income per share....................................  $   0.15   $   0.44   $     0.55
                                                              ========   ========   ==========
Shares used in diluted per share computation................   239,452    248,321      258,305
                                                              ========   ========   ==========

                            See accompanying notes.

                                PEOPLESOFT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON STOCK     ADDITIONAL   CUMULATIVE                              TOTAL
                                        ----------------    PAID-IN     TRANSLATION   DIVIDEND   RETAINED   SHAREHOLDERS'
                                        SHARES    AMOUNT    CAPITAL     ADJUSTMENT    DECLARED   EARNINGS      EQUITY
                                        -------   ------   ----------   -----------   --------   --------   -------------
Balances at December 31, 1995.........  206,983   $2,070    $105,579      $  (264)         --    $ 53,709     $161,094
  Exercise of common stock options and
     issuances under stock purchase
     plan.............................    7,580       76      15,015           --          --          --       15,091
  Acquisition of PMI..................      716        7      22,039           --          --          --       22,046
  Tax benefits from employee stock
     transactions.....................       --       --      18,981           --          --          --       18,981
  Translation adjustment..............       --       --          --          175          --          --          175
  Net income..........................       --       --          --           --          --      35,861       35,861
                                        -------   ------    --------      -------     -------    --------     --------
Balances at December 31, 1996.........  215,279    2,153     161,614          (89)         --      89,570      253,248
  Exercise of common stock options and
     issuances under stock purchase
     plan.............................    6,906       69      33,263           --          --          --       33,332
  Acquisitions........................      601        6          80           --          --        (479)        (393)
  Exercise of warrants................      943        9          (9)          --          --          --           --
  Tax benefits from employee stock
     transactions.....................       --       --      24,057           --          --          --       24,057
  Translation adjustment..............       --       --          --       (1,203)         --          --       (1,203)
  Net income..........................       --       --          --           --          --     108,263      108,263
                                        -------   ------    --------      -------     -------    --------     --------
Balances at December 31, 1997.........  223,729    2,237     219,005       (1,292)         --     197,354      417,304
  Exercise of common stock options and
     issuances under stock purchase
     plan.............................   10,152      102      64,068           --          --          --       64,170
  Tax benefits from employee stock
     transactions.....................       --       --      41,259           --          --          --       41,259
  Translation adjustment..............       --       --          --       (1,659)         --          --       (1,659)
  Dividend declared of Momentum
     Business Applications shares.....       --       --          --           --      78,622     (78,622)          --
  Net income..........................       --       --          --           --          --     143,218      143,218
                                        -------   ------    --------      -------     -------    --------     --------
Balances at December 31, 1998.........  233,881   $2,339    $324,332      $(2,951)    $78,622    $261,950     $664,292
                                        =======   ======    ========      =======     =======    ========     ========

                            See accompanying notes.

                                PEOPLESOFT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996       1997        1998
                                                              --------   ---------   ---------
OPERATING ACTIVITIES
Net income..................................................  $ 35,861   $ 108,263   $ 143,218
Adjustments to reconcile net income to net cash provided
  (used) by operating activities, net of acquired companies:
  Depreciation and amortization.............................    26,691      38,873      58,157
  Provision for doubtful accounts, net of write-offs and
     recoveries.............................................     2,597      12,070      16,794
  Provision for deferred income taxes.......................   (25,428)     (6,932)    (28,026)
  In-process research and development and merger related
     costs..................................................    26,509          --      13,900
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (99,726)   (214,493)   (342,828)
     Cash received from sales of accounts receivable........    33,886      66,856     239,792
     Other current assets...................................    (1,093)     (1,318)    (20,533)
     Other noncurrent assets................................    (7,245)     (7,256)      1,814
     Accounts payable and accrued liabilities...............    15,214      16,380      31,089
     Accrued compensation and related expenses..............    12,545      29,805      40,911
     Deferred revenue.......................................    85,129     144,416     188,807
     Income taxes payable...................................     6,992      19,388         181
     Tax benefits from employee stock transactions..........    18,981      24,057      41,259
                                                              --------   ---------   ---------
Net cash provided by operating activities...................   130,913     230,109     384,535

INVESTING ACTIVITIES
Purchase of available-for-sale investments..................   (18,127)   (222,572)   (210,461)
Sale of available-for-sale investments......................    21,434      71,644     176,064
Purchase of property and equipment..........................   (57,086)    (55,388)    (99,686)
Additions to capitalized software, net......................    (2,568)     (2,495)     (5,555)
Acquisitions, net of cash acquired..........................       391        (393)    (43,106)
                                                              --------   ---------   ---------
Net cash used in investing activities.......................   (55,956)   (209,204)   (182,744)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock options and
  issuances under stock purchase plan.......................    15,091      33,332      64,170
                                                              --------   ---------   ---------
Net cash provided by financing activities...................    15,091      33,332      64,170
Effect of foreign exchange rate changes on cash.............       175      (1,203)     (1,659)
                                                              --------   ---------   ---------
Net increase in cash and cash equivalents...................    90,223      53,034     264,302
Cash and cash equivalents at beginning of period............    72,527     162,750     215,784
                                                              --------   ---------   ---------
Cash and cash equivalents at end of period..................  $162,750   $ 215,784   $ 480,086
                                                              ========   =========   =========

                            See accompanying notes.

                                PEOPLESOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     PeopleSoft, Inc. (the "Company") designs, develops, markets, licenses and supports a family of client/server enterprise application software products, including manufacturing, distribution, financial, and human resource management systems. The Company also provides services such as maintenance, training, installation, consulting and product support services. Customers consist primarily of large and medium sized organizations including corporations, higher education institutions, non-profit entities and federal, state and local government agencies. The Company's business is predominately based in the United States. It does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Momentum Business Applications, Inc. ("Momentum Business Applications"). All significant intercompany transactions have been eliminated.

     During 1998, PeopleSoft formed Momentum Business Applications, a research and development company designed to develop e-business, analytic applications and industry-specific software products. All of the outstanding shares of Momentum Business Applications Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum Business Applications. PeopleSoft has consolidated Momentum Business Applications into its financial statements for the fourth quarter of 1998. However, PeopleSoft plans to exclude Momentum Business Applications from its financial statements by the end of the first quarter of 1999 following the election of independent directors by the Momentum Business Applications Class A Common stockholders at a special stockholders' meeting. The declared dividend of $78.6 million in the accompanying financial statements represents the fair value of the Momentum Business Applications Class A Common Stock distributed based on the average market value on the day trading commenced. At the time that Momentum Business Applications is no longer consolidated in the Company's financial statements, the Company will incur a charge of approximately $177.0 million which represents the $250.0 million contribution less the amount of the dividend, investment banker fees of $2.9 million and other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

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

  Cash and Cash Equivalents, Short Term Investments and Long Term Investments

     Cash equivalents are highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase and are stated at amounts which approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid

                                PEOPLESOFT, INC.

debt and preferred equity securities of corporations, municipalities and the U.S. Government. All other cash is held in bank demand deposits.

     The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and preferred equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1997 and 1998 the Company has classified all of its debt and preferred equity securities as available-for-sale and has recorded these securities at amounts which approximate fair value. The components of the Company's debt and preferred equity securities are as follows (in thousands):

                                                           1997        1998
                                                         --------    --------
State and local municipalities debt....................  $216,951    $238,925
U.S. Government debt...................................     6,771          --
Corporate debt.........................................     2,223      19,158
Auction rate preferred stock...........................    54,130      63,828
                                                         --------    --------
                                                         $280,085    $321,911
                                                         ========    ========
Recorded as:
Cash equivalents.......................................  $ 76,624    $ 84,053
Investments due in one year or less....................   176,678     206,242
Investments due in one year to 18 months...............    26,783      31,616
                                                         --------    --------
                                                         $280,085    $321,911
                                                         ========    ========

     Unrealized gains and losses at December 31, 1997 and 1998 and realized gains and losses for the years then ended were not material. The cost of securities sold is based on the specific identification method.

  Accounts Receivable

     Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. The Company does not require collateral for its receivables. Reserves are maintained for potential losses. For the years ended December 31, 1996, 1997, and 1998 actual loss experience has been within management's estimates. Future credit losses may differ from the Company's estimates and could have a material impact on the Company's future results of operations. The principal components of accounts receivable were as follows at December 31, (in thousands):

                                                           1997        1998
                                                         --------    --------
Billed receivables.....................................  $200,081    $306,995
Unbilled receivables...................................   118,655     118,419
                                                         --------    --------
                                                          318,736     425,414
Allowance for doubtful accounts........................   (19,493)    (40,001)
                                                         --------    --------
                                                         $299,243    $385,413
                                                         ========    ========

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

                                PEOPLESOFT, INC.

  Capitalized Software

     The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years. In addition, the Company capitalizes costs of materials, consultants, interest, and payroll and payroll-related costs for employees incurred in developing internal-use computer software once technological feasibility is attained. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product by product basis over the estimated life which is generally three years. All research and development expenditures are charged to research and development expense in the period incurred.

     Capitalized software costs and accumulated amortization at December 31, 1996, 1997 and 1998 and related software amortization expense (included in cost of license fees) for the years then ended were as follows (in thousands):

                                               1996        1997        1998
                                              -------    --------    --------
Capitalized software:
  Internal development costs................  $10,737    $ 13,232    $ 18,786
  Obtained through business combination.....    6,532       6,532      34,332
  Purchased from third parties..............      300         300         300
                                              -------    --------    --------
                                               17,569      20,064      53,418
Accumulated amortization....................   (6,396)    (10,358)    (16,025)
                                              -------    --------    --------
                                              $11,173    $  9,706    $ 37,393
                                              =======    ========    ========
Amortization expense........................  $ 1,585    $  3,962    $  5,667
                                              =======    ========    ========

     As part of the acquisition of PeopleSoft Manufacturing, Inc. ("PMI"), in 1996, the Company allocated $6.5 million to developed software costs, which is being amortized over the useful life of five years. In October 1998, the Company acquired Intrepid Systems Inc. ("Intrepid") for $51.5 million (see Note 8). The Company allocated $27.8 million of the Intrepid acquisition price to developed software and is amortizing the software over the useful life of five years.

                                PEOPLESOFT, INC.

  Deferred Revenue

     Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods on or after January 1, 2000. The principal components of deferred revenue at December 31, 1997 and 1998 were as follows (in thousands):

                                                           1997        1998
                                                         --------    --------
License fees...........................................  $ 71,168    $ 67,765
Maintenance............................................   184,171     310,049
Training...............................................    46,201      76,696
Other services.........................................    26,128      61,024
                                                         --------    --------
                                                          327,668     515,534
Less: Long term deferred revenue.......................        --      89,393
                                                         --------    --------
                                                         $327,668    $426,141
                                                         ========    ========

  Revenue Recognition

     The Company licenses software under non-cancellable license agreements and provides services including training, installation, consulting and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The Company allocates a portion of contractual license fees to post-contract support activities covered under the contract including first year maintenance, installation assistance and limited training services. Revenues from maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year.

  Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  Foreign Currency Translation

     The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in Other income, net on the Consolidated Statements of Income. Through 1998, such gains and losses have not been significant.

     In January 1998, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company currently

                                PEOPLESOFT, INC.

settles all of its hedge contracts on the last day of the second month of each quarter and concurrently opens new contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $900,000 for the year ended December 31, 1998. At December 31, 1998, hedge positions totaled $11.0 million. At December 31, 1998, the Company had three forward foreign exchange contracts denominated in Dutch Guilders, Singapore dollars and New Zealand dollars. Each of these contracts had a maturity date in March 1999. The instruments held at the end of the year had book values that approximated market values at December 31, 1998. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

     In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have occurred through December 31, 1998. These hedges will only be undertaken should the Company deem them necessary to protect the U.S. Dollar value of the underlying exposure. The Company expects that hedges of such anticipated transactions and translation exposures will be done in the future using forward and option contracts.

  Transfer of Financial Assets

     The Company transfers the accounts receivable under certain software license and service agreements with customers to financing institutions, on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company does not maintain any servicing obligations under these arrangements.

  Per Share Data

     Share amounts for all periods presented reflect restatement for the two-for-one stock splits in November 1996 and December 1997. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), requiring public companies to exclude the dilutive effect of stock options in calculating basic earnings per share as of December 31, 1997. As a result, the Company changed the method used to compute earnings per share and restated earnings per share for all prior periods. Basic income per share as required under SFAS 128 is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants (using the

                                PEOPLESOFT, INC.

treasury stock method). The following table sets forth the computation of basic and diluted income per share for the years ended December 31, (in thousands except per share amounts):

                                               1996        1997        1998
                                             --------    --------    --------
Numerator:
  Net income...............................  $ 35,861    $108,263    $143,218
                                             ========    ========    ========
Denominator:
  Denominator for basic income per share --
     weighted average shares...............   211,248     219,302     228,479
  Employee stock options...................    27,386      25,967      26,421
  Warrants.................................       818       3,052       3,405
                                             --------    --------    --------
  Denominator for diluted income per
     share -- adjusted weighted average
     shares and assumed exercises..........   239,452     248,321     258,305
                                             ========    ========    ========
Basic income per share.....................  $   0.17    $   0.49    $   0.63
                                             ========    ========    ========
Diluted income per share...................  $   0.15    $   0.44    $   0.55
                                             ========    ========    ========

  Stock-based Compensation

     In October 1995, the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and effective for the year ending December 31, 1996. As permitted by SFAS 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has made the pro forma disclosures required by SFAS 123 for each of the three years in the period ending December 31, 1998 in Note 3.

  Newly Issued Accounting Standards

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Tranasactions", were issued in October 1997, March 1998, and December 1998, respectively and address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. These standards supersede SOP 91-1 and, in part, are effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on it's reading and interpretation of SOPs 97-2 and 98-4, the Company believes it is currently in compliance with the standards. Complying with SOP 98-9 or additional detailed implementation guidance, once issued, could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could adversely impact the Company's ability to recognize revenue consistent with its current practice. Although this new standard is not effective until the year 2000, the Company, in accordance with its historical practice of complying with new revenue recognition standards as soon as issued, may choose to adopt the standard in 1999, requiring either changes in revenue recognition practices or changes in the Company's sales and contracting practices in order to comply. PeopleSoft has not fully assessed its ability to comply with SOP 98-9 using current contracting and business practices. However, PeopleSoft believes that SOP 98-9 may require significantly more revenue to be deferred for certain types of transactions.

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" as of January 1, 1998. SFAS 130 requires disclosure of the components of total non-stockholder changes in equity as comprehensive income. The Company's only items that meet the definition for adjustment to arrive at comprehensive income are changes in cumulative translation adjustment and unrealized gains and losses on investments. Changes in cumulative translation adjustment are immaterial

                                PEOPLESOFT, INC.

for the periods presented and are presented elsewhere in the financial statement. The unrealized gains and losses on investments were insignificant at December 31, 1996, 1997 and 1998. Therefore, the Company's net income materially approximates comprehensive income for all periods presented.

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for years beginning after June 15, 1999. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1999. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the consolidated financial statements.

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

     In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments due beginning upon the completion of the construction, which occurred during the fourth quarter of 1998. The rental payments related to this lease have been included in the future minimum operating lease payments schedule below. The cost for the construction of the facility totals $70.0 million including interest during the construction period. The rental payments equal the amount of interest under the agreement. The interest rate charged on amounts funded prior to the commencement of the lease payments was LIBOR plus 0.625% as measured on the date of each funding rollover. At each funding or rollover date, the Company had its choice of term and LIBOR rate (1 month, 2 months, 3 months, 6 months, 9 months or 12 months) applicable to each tranche at the date the respective funding amount was requested and approved. Each subsequent funding rollover date was the corresponding maturity of the chosen LIBOR term. The Company began accruing interest concurrent with the lessor's first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $1.1 million and $4.5 million as of December 31, 1997 and the end of the construction phase, respectively, has been added to the construction cost. The Company has an option to renew the lease for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

     In 1998, the Company negotiated an amendment to this lease which extends the term of the lease until February 2003, with an option to renew for an additional three years. Additionally, the Company negotiated a fixed rate funding option under which the Company may elect that any or all of the amounts funded to date be charged a fixed interest rate. The Company has the option of setting the fixed rate expiration date for any date through the end of the lease term.

     During the third quarter of 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 5 years. The Company has options to terminate up to 50% of the space as early as 4 years and the remaining 50% at the 5th year; or alternatively, the Company may extend the term of the lease in five year increments up to 20 years. Fees due upon termination, if applicable, are not significant to the overall lease payments but are being accrued over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a book gain of approximately $24.4 million, which

                                PEOPLESOFT, INC.

will be amortized over the lease period. The Company holds a right of first refusal to additional space within the site as other tenants' leases expire.

     Additionally, the Company purchased two parcels of land for $50.0 million during the third quarter of 1998. The Company has entered into an operating lease agreement for facilities that will be constructed on one of the parcels. The monthly lease amount will be determined at the end of construction when the final construction cost is known. The estimated construction cost for the facilities of $110.0 million includes interest costs during construction that are added to the lease balance rather than paid by the Company. The expected interest rate during construction is LIBOR plus 0.75% as measured on the date of each funding or rollover; this rate may change depending on certain financial ratios. At each funding or rollover date, the Company has its choice of term and LIBOR rate (1 month, 2 months, 3 months, 6 months, 9 months or 12 months) applicable to each tranche at the date the respective funding amount is requested. As of December 31, 1998, the Company had drawn a total of $6.1 million under the lease financing. The lease term is for 5 years with the option to purchase the building for $110.0 million at the end of the lease term. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

     Future minimum operating lease payments under all noncancellable leases for the years ending December 31 are due as follows (in thousands):

1999..............................  $ 45,547
2000..............................    43,410
2001..............................    39,625
2002..............................    34,701
2003..............................    24,664
Thereafter........................    17,925
                                    --------
                                    $205,872
                                    ========

     Rent expense totaled approximately $9.8 million, $19.6 million and $38.2 million in 1996, 1997 and 1998, respectively.

     The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period. (See Note 9 for additional information.)

 3. STOCKHOLDERS' EQUITY

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

                                PEOPLESOFT, INC.

Exercise Price. Each Right expires in February 2005, and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock, respectively.

  Common Stock

     The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. At December 31, 1998, 62,971,651 authorized but unissued shares of common stock were reserved for issuance under the Company's stock plans and for outstanding warrants.

  Stock Dividend

     In December 1998, the Company declared a stock dividend of one share of Momentum Business Applications Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998, resulting in 4.7 million shares distributed. The Company's stockholders were not required to pay cash or other consideration for the Momentum Business Applications shares received. No fractional shares were distributed. The distribution is taxable as a dividend to each holder in the amount of the fair market value of the Momentum Business Applications shares distributed to each shareholder. The average market value of the shares on January 16, 1999 (the first day of trading) was $16.75.

  Stock Plans

     1992 Employee Stock Purchase Plan

     Under the 1992 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to the lesser of ten percent of an employee's compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 6,700,000 shares of common stock have been reserved for issuance under this plan of which 5,288,740 shares have been issued through December 31, 1998. Under this plan, 869,956 shares, 741,628 shares and 835,166 shares were issued in 1996, 1997 and 1998, respectively. In January 1999, 840,900 shares were issued in connection with the offering period ended December 31, 1998. Subsequent six-month offering periods will commence on each January 1 and July 1.

     1989 Stock Plan

     Pursuant to the 1989 Stock Plan, incentive and non-qualified stock options to purchase shares of the Company's common stock may be granted, and 104,600,000 shares have been reserved for issuance under this Plan. The exercise price of each incentive and non-qualified stock option shall not be less than 100 percent and 85 percent, respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 20 percent per year from the date of grant.

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

                                PEOPLESOFT, INC.

     1992 Intrepid Systems, Inc. Plan

     In connection with the merger of PeopleSoft and Intrepid in 1998, PeopleSoft assumed all of the outstanding stock options of Intrepid (adjusted for the exchange ratio). As of the date of the merger, 130,130 shares of PeopleSoft common stock were reserved for issuance upon the exercise of options assumed in connection with the business combination.

     Combined Option Activity

     Option activity under the 1989 Stock Plan, including the 1993 Red Pepper Software Company Plan and the 1992 Intrepid Systems, Inc. Plan stock options assumed by PeopleSoft as a result of those mergers and the options canceled and granted as a result of the December 14, 1998 option repricing, is as follows:

                                                 WEIGHTED AVERAGE
                                                  EXERCISE PRICE       SHARES
                                                 ----------------    -----------
Balances at December 31, 1995..................      $ 2.408          35,697,748
  Granted......................................       12.683          11,077,536
  Exercised....................................        1.156          (6,710,906)
  Canceled.....................................        9.103          (1,103,748)
                                                     -------         -----------
Balances at December 31, 1996..................        5.551          38,960,630
  Granted......................................       21.691          10,870,350
  Exercised....................................        3.264          (6,160,683)
  Canceled.....................................       11.918            (975,225)
                                                     -------         -----------
Balances at December 31, 1997..................        9.982          42,695,072
  Granted......................................       29.729          25,055,333
  Exercised....................................        4.379          (9,250,808)
  Canceled.....................................       41.390         (14,445,441)
                                                     -------         -----------
Balances at December 31, 1998..................      $12.459          44,054,156
                                                     =======         ===========

     The exercise prices for the above grants range from $0.001 to $52.6875. At December 31, 1998, options to purchase 9,899,804 shares were exercisable and options for 8,776,235 shares were available for grant.

     On December 14, 1998, the Company canceled 12,891,917 options, which had exercise prices greater than $22 per share in exchange for new options with an exercise price of $17.

     1992 Directors' Stock Option Plan

     Under the 1992 Directors' Stock Option Plan, directors who are not officers or employees may receive nonstatutory options to purchase shares of common stock. A total of 2,400,000 shares of common stock have been reserved for issuance under this plan and, as of December 31, 1998, options to purchase 594,000 shares with exercise prices of $1.766 to $39.00 per share have been granted. Under this plan, 48,000, 34,000, and 16,000 options were granted in 1996, 1997 and 1998, respectively. During 1998, options to purchase 66,000 were exercised. At December 31, 1998, options to purchase 106,400 shares were exercisable, 524,000 were outstanding and options for 1,806,000 shares were available for grant. The exercise price of each nonstatutory stock option shall not be less than 100 percent of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 100 percent on the fifth anniversary from the date of grant.

                                PEOPLESOFT, INC.

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

                                                     OPTIONS                ESPP
                                                ------------------   ------------------
                                                1996   1997   1998   1996   1997   1998
                                                ----   ----   ----   ----   ----   ----
Expected life (in years)......................  3.51   3.50   3.49   0.49   0.48   0.49
Expected volatility...........................  0.38   0.37   0.37   0.40   0.40   0.40
Risk free interest rate.......................  5.71%  6.33%  5.56%  5.23%  5.45%  5.21%

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company's pro forma information follows (in thousands except for income per share information):

                                               1996        1997        1998
                                              -------    --------    --------
Net income
  As reported...............................  $35,861    $108,263    $143,218
  Pro forma.................................  $16,072    $ 74,610    $ 80,686
Basic income per share
  As reported...............................  $  0.17    $   0.49    $   0.63
  Pro forma.................................  $  0.08    $   0.34    $   0.35
Diluted income per share
  As reported...............................  $  0.15    $   0.44    $   0.55
  Pro forma.................................  $  0.07    $   0.31    $   0.31

     Because SFAS 123 is applicable only to stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

     The weighted-average fair value of all options granted during 1996, 1997 and 1998 was $4.77, $6.66, and $13.12 per share, respectively. The weighted-average fair value of the ESPP during 1996, 1997 and 1998 was $3.56, $6.61, and $4.19 per share, respectively.

                                PEOPLESOFT, INC.

                                               OPTIONS OUTSTANDING
                                    ------------------------------------------
                                                   WEIGHTED                           OPTIONS EXERCISABLE
                                                   AVERAGE                       -----------------------------
                                                  REMAINING        WEIGHTED                       WEIGHTED
                                    NUMBER OF    CONTRACTUAL       AVERAGE       NUMBER OF    AVERAGE EXERCISE
     RANGE OF EXERCISE PRICES         SHARES     LIFE (YEARS)   EXERCISE PRICE     SHARES      EXERCISE PRICE
     ------------------------       ----------   ------------   --------------   ----------   ----------------
$ 0.001 -  2.00...................   4,852,735       4.32           $ 0.46        2,047,225        $ 0.69
  2.01  -  5.00...................   5,597,567       4.90             2.80        2,768,795          2.64
  5.01  - 12.00...................   5,667,462       6.89             6.90        2,031,170          6.91
 12.01  - 20.00...................  27,394,464       8.21            17.25        3,058,417         16.82
 20.01  - 24.00...................     801,804       8.21            21.24           60,699         21.12
 24.01  - 46.50...................     264,124       8.84            33.67           39,898         30.69
                                    ----------                                   ----------
                                    44,578,156                                   10,006,204
                                    ==========                                   ==========

  Warrants

     In November 1995, the Company received $21.8 million through the private placement of warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock. Upon notice of exercise by the holders of the warrants, the Company, at its option, may settle such exercise by either issuing the full amount of shares and receiving cash proceeds, issuing a net amount of shares with no cash proceeds, or purchasing the warrants for an amount equal to the difference between the then fair market value of the common stock and the warrant exercise price. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. The November 1998 maturity consists of 1,600,000 warrants with an exercise price of $13.75 per share and 1,600,000 warrants with an exercise price of $16.875 per share. By mutual consent of the Company and the warrant holder, the maturity date for the warrants has been extended to early March 1999 (see Note 9). The November 1999 maturity consists of 1,600,000 warrants with an exercise price of $16.875 per share and 1,600,000 warrants with an exercise price of $19.375 per share.

 4. INCOME TAXES

     The provision for income taxes consisted of the following components for the years ended December 31, (in thousands):

                                                1996       1997        1998
                                              --------    -------    --------
Current:
  Federal...................................  $ 37,396    $60,565    $ 97,049
  State.....................................    10,545     10,711      12,781
  Foreign...................................     3,338      3,431       6,838
                                              --------    -------    --------
                                                51,279     74,707     116,668
                                              --------    -------    --------
Deferred:
  Federal...................................   (20,240)    (7,239)    (15,509)
  State.....................................    (5,188)       307      (2,801)
                                              --------    -------    --------
                                               (25,428)    (6,932)    (18,310)
                                              --------    -------    --------
          Total provision for income tax....  $ 25,851    $67,775    $ 98,358
                                              ========    =======    ========

                                PEOPLESOFT, INC.

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes as follows for the years ended December 31 (in thousands):

                                                 1996       1997       1998
                                                -------    -------    -------
Income tax provision at federal statutory
  rate........................................  $21,599    $61,613    $84,552
State income tax, net of federal tax effect...    3,323      8,849      7,395
Income from tax-advantaged investments........   (1,425)    (2,995)    (5,480)
Research and development tax credit...........   (1,031)    (3,211)    (4,124)
Non-deductible merger costs...................    1,015         --         --
Change in valuation allowance.................    1,668      2,431      6,687
Acquired in-process technology................       --         --      4,865
Other.........................................      702      1,088      4,463
                                                -------    -------    -------
Provision for income taxes....................  $25,851    $67,775    $98,358
                                                =======    =======    =======

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consisted of the following at December 31 (in thousands):

                                                           1997        1998
                                                          -------    --------
Deferred tax assets:
  Deferred revenue, net.................................  $   595    $ 10,275
  Depreciation..........................................       --       7,466
  Research and development costs........................    8,362       1,895
  Accrued compensation..................................    7,582       9,580
  Allowance for doubtful accounts.......................    8,156      26,606
  Self insured claims accruals..........................    2,011       1,566
  Deferred compensation.................................    1,355       3,212
  Net operating losses and tax credits..................    7,230      22,329
  Allowance for expense reports not yet submitted.......    1,662          --
  Acquisition reserves..................................       --       2,141
  Other.................................................    7,767       9,360
                                                          -------    --------
     Total deferred tax assets..........................   44,720      94,430
Valuation allowance.....................................   (4,411)    (11,098)
                                                          -------    --------
Net deferred tax asset..................................   40,309      83,332
Deferred tax liabilities:
  Purchased technology..................................       --     (12,000)
  Capitalized software development costs................   (1,973)     (2,965)
  Depreciation..........................................   (1,720)         --
  Other.................................................   (3,925)     (7,207)
                                                          -------    --------
     Total deferred tax liabilities.....................   (7,618)    (22,172)
                                                          -------    --------
          Total net deferred tax asset..................  $32,691    $ 61,160
                                                          =======    ========

                                                           1997        1998
                                                         --------    --------
Recorded as:
  Current deferred taxes...............................  $ 25,320    $ 53,346
  Noncurrent deferred taxes............................     7,371       7,814
                                                         --------    --------
          Total net deferred taxes.....................  $ 32,691    $ 61,160
                                                         ========    ========

                                PEOPLESOFT, INC.

     Deferred tax assets and liabilities are classified in the consolidated balance sheet consistent with the classification of the related asset or liability.

     The net valuation allowance increased $6.7 million from December 31, 1997 to December 31, 1998 and $2.4 million from December 31, 1996 to December 31, 1997, primarily as a result of establishing allowances on net operating losses incurred in foreign jurisdictions and other foreign tax benefits. None of the allowance at December 31, 1998 is attributable to stock option deductions; consequently, any reversal of the valuation allowance will be reflected in a lower tax rate. Management believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax asset.

     At December 31, 1998, as a result of the acquisition of Intrepid, the Company acquired federal net operating loss carryforwards of approximately $18.7 million. These losses expire in various years between 2008 and 2018 and are subject to limitations on their utilization. The Company also has net operating loss carryforwards in certain foreign jurisdictions of approximately $28.0 million, which expire in various years.

 5. RETIREMENT PLAN

     The Company has two defined contribution savings plans, a qualified plan (401k Plan) under the provisions of Section 401(k) of the Internal Revenue Code that covers all full-time employees and a non-qualified plan which covers employees with earnings over $160,000 per year. Under the terms of the 401k Plan, member employees may contribute varying amounts of their annual compensation (to a maximum of $10,000). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of ten percent of the employee's compensation, subject to certain vesting provisions based on length of employee service. Company contributions to the 401k Plan totaled $0.7 million in 1996, $2.0 million in 1997, and $4.6 million in 1998. Under the terms of the non-qualified plan, member employees may contribute varying amounts of their annual compensation up to 100 percent. The Company matches a portion of non-qualified employee contributions based upon years of service, up to a maximum of $10,000, subject to certain vesting provisions based on length of employee service. Company contributions to the non-qualified plan totaled $291,000 in 1996, $249,000 in 1997, and $311,000 in
1998.

 6. SEGMENT AND GEOGRAPHIC AREAS

     The Company adopted Statement of Financial Accounting No. 131, " Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") on January 1, 1998. SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports.

     Based on the criteria of SFAS 131, the Company identified its operating committee as the chief operating decision-makers for the period ended December 31, 1998. The Company's operating committee evaluated revenue performance based on the three segments: domestic, international and middle market. The middle market segment does not meet the materiality requirements of the statement and thus is not required to be separately disclosed. Data for the two remaining segments are presented as part of the geographic disclosures below. Within the operating committee, employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the operating committee on a company-wide basis. In addition, the Company does not account for or report to the operating committee its assets or capital expenditures by any segment other than the geographic segments, as disclosed below. Thus, the Company is not required to disclose any additional information pursuant to SFAS 131. The accounting policies for each of the reportable segments shown below are the same as those described in the summary of significant accounting policies.

                                PEOPLESOFT, INC.

     In 1999, the Company launched three separate business divisions related to its domestic operations, which are expected to maintain their own operating results and accountability. Therefore, future reportable segments may change.

     International revenues from each geographic region was less than ten percent total revenues. The following table presents a summary of operating information and certain year end balance sheet information by geographic region for the years ended December 31, (in thousands):

                                              1996        1997         1998
                                            --------    --------    ----------
Revenues from unaffiliated customers
  Domestic operations.....................  $377,782    $690,554    $1,106,736
  International operations................    72,270     125,097       206,937
                                            --------    --------    ----------
  Consolidated............................  $450,052    $815,651    $1,313,673
                                            ========    ========    ==========
Operating income
  Domestic operations.....................  $ 48,313    $157,035    $  227,604
  International operations................     7,511       9,141        (6,095)
                                            --------    --------    ----------
  Consolidated............................  $ 55,824    $166,176    $  221,509
                                            ========    ========    ==========
Identifiable assets
  Domestic operations.....................  $488,206    $782,888    $1,239,179
  International operations................    51,874     115,448       201,426
                                            --------    --------    ----------
  Consolidated............................  $540,080    $898,336    $1,440,605
                                            ========    ========    ==========

 7. BUSINESS COMBINATIONS

  1998 Business Combinations

     In October 1998, the Company acquired the assets and assumed certain liabilities of Intrepid. The acquired products consist of applications that streamline, automate, and augment business processes and decision support for the merchandise management and store operations of medium and large retail companies. The Company paid an aggregate purchase price of $51.5 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements since the acquisition date, and the assets and liabilities have been recorded based upon their fair values at the date of acquisition. Significant components of the $51.5 million purchase price included cash payments of $35.3 million, assumption of net current liabilities of $8.3 million (which includes $2.2 million to close the Intrepid facility), forgiveness of debt of $6.2 million, and transaction expenses of $1.7 million.

     The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets:
$27.8 million to completed products and technology, $2.2 million to assembled workforce, $13.9 million to in-process research and development and $7.1 million to goodwill. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use; therefore, the Company has expensed the amount of the purchase price allocated to in-process research and development of approximately $13.9 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets will be amortized over their estimated useful lives of five years.

     In performing this allocation, the Company considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Intrepid's products and the research and development projects in process at the date of the acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of completion of each project, the importance of each project to the overall development plan, and the

                                PEOPLESOFT, INC.

projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates of 20% and 30% for developed and in-process technology, respectively. These discount rates were determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets could also be impaired.

     During June 1998, the Company entered into a definitive agreement to acquire all outstanding equity interest of TriMark Technologies, Inc. ("TriMark"), a leading provider of software solutions for the life insurance industry. The Company and TriMark are taking initial steps toward the life insurance industry's first single-source, integrated enterprise solution. The Company will issue a maximum of $25.0 million in common stock and options for all of the outstanding equity interests of TriMark in a transaction that is expected to close prior to the end of the first half of 1999. The amount of consideration which TriMark shareholders will receive may vary depending on several factors. The accounting treatment of this acquisition will not be determined until the acquisition is concluded. Prior to closing the transaction, the Company and TriMark will operate independently within a development, marketing, sales and support relationship.

     In December 1998, the Company entered into a definitive agreement to acquire all outstanding equity interest of Distinction Software, Inc., a supply chain management software company, by issuing between $5 million and $10 million in stock and options. The transaction is expected to close in the second half of 1999. The accounting treatment of this acquisition will not be determined until the acquisition is concluded. Prior to closing the transaction, the Company and Distinction will operate independently within a development, marketing, sales and support relationship.

  1996 Business Combinations

     In 1996, the Company completed two business combinations: Red Pepper Software Company (Red Pepper) and PMI. Red Pepper is a leader in the supply chain management systems market, and PMI developed the Company's Manufacturing application suite. All of the outstanding shares of Red Pepper were acquired in exchange for approximately 10.8 million shares of common stock and the assumption, under the Company's stock option plan, of all outstanding rights to purchase Red Pepper common stock which approximated 1.1 million shares of PeopleSoft stock. The Red Pepper transaction was accounted for as a pooling of interests and the historical consolidated financial statements of PeopleSoft for the periods prior to the merger have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of Red Pepper. In addition, merger costs of $2.9 million were charged to operations in 1996.

     In November 1996, the Company acquired the assets and assumed certain liabilities of PMI. The acquired products consist of applications the streamline, automate, and augment business processes to provide a comprehensive, global manufacturing and supply chain management solution. The Company paid an aggregate purchase price of $30.1 million. This transaction has been accounted for under the purchase method of accounting, and accordingly, the results of the operations of PMI have been included in the Company's consolidated financial statements since November 1, 1996, and the assets and liabilities were recorded based upon their fair values at the date of the acquisition. Significant components of the $30.1 million purchase price included the issuance of common stock with a fair value of $14.4 million, issuance of common stock options to PMI employees with a fair value of $7.6 million, issuance of a note payable of $4.7 million, and forgiveness of debt and other consideration of $3.4 million.

                                PEOPLESOFT, INC.

     The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $6.5 million to completed products and technology, $.3 million to assembled workforce and $22.5 million to in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, the Company has expensed the amount of purchase price allocated to in-process research and development of approximately $22.5 million in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized over their estimated useful lives of five years.

     In performing this allocation, the Company considered, among other factors, that PMI was a development stage enterprise that had generated no revenues, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of PMI's products and the research and development projects in process at the date of the acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates of 25% and 40% for developed and in-process technology, respectively. These discount rates were determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. The Company completed the development of the acquired in-process technology into commercially viable products in 1997.

 8. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is detailed below (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1996       1997       1998
                                                -------    -------    -------
Cash paid for interest........................  $   264    $   381    $   752
                                                =======    =======    =======
Cash paid for income taxes....................  $25,306    $30,680    $81,379
                                                =======    =======    =======

     Supplemental schedule of non-cash activities is detailed below (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1996       1997       1998
                                                -------    -------    -------
In conjunction with the land swap:
  Land purchased..............................       --         --    $49,018
  Less: Building and land sold, net of
     accumulated depreciation.................                         24,604
                                                                      -------
  Gain........................................                         24,414
  Dividend declared of Momentum Business
     Applications shares......................       --         --    $78,622

 9. SUBSEQUENT EVENTS (UNAUDITED)

     PeopleSoft is taking action in the first quarter of 1999 to redeploy resources to new product development, global product support, and other strategic customer value added programs. Accordingly, PeopleSoft will redeploy 100 employees to these new strategic areas and eliminate 430 staff from other redundant and unnecessary positions primarily in the administration, sales support, and marketing support areas. This action will allow the Company to hire more staff in support of its e-business, analytic applications and ERP

                                PEOPLESOFT, INC.

development as well as customer support programs. The reduction in staff represents approximately 6 percent of the Company's total workforce with over 90 percent of the reductions in North America. The Company expects to incur a one-time restructuring charge of between $4.0 million and $5.0 million for the separation arrangements.

     Following the Company's announcement of it's annual results in January 1999, several class action lawsuits were filed against the Company and certain of its officers and former officers in the U.S. District Court, Northern District of California. The complaints are similar and allege violations of federal and state securities laws and request unspecified monetary damages. The Company is currently waiting for these complaints to be consolidated and refiled during the Company's second quarter of 1999. Management believes that the claims alleged against it in all of the foregoing actions are without merit and intends to defend against the claims vigorously. In the opinion of management, resolution of such litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of such litigation could materially affect the Company's future results of operations or cash flows in a particular period.

     The Company has received notice that the holders of the warrants (see Note
3) intend on exercising their 1998 warrants consisting of 1,600,000 warrants with an exercise price of $13.75 per share and 1,600,000 warrants with an exercise price of $16.875 per share. By mutual consent of the Company and the warrant holder, the maturity date for the warrants has been extended to March 1999. The Company has elected the net exercise provision and thus will issue approximately 572,000 shares in the first quarter of 1999 related to these warrants.

                                PEOPLESOFT, INC.

            SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly supplemental consolidated financial information for 1997 and 1998 are as follows (in thousands, except per share amounts):

                                                                  QUARTER ENDED
                                              ------------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ---------    --------    -------------    ------------
1997
Total revenues..............................  $153,654     $184,376      $217,050         $260,571
Operating income............................    27,204       34,074        43,808           61,090
Net income..................................    17,838       22,271        28,699           39,455
Basic income per share......................  $   0.08     $   0.10      $   0.13         $   0.18
Shares used in basic per share
  computation...............................   216,495      218,713       221,010          222,949
Diluted income per share....................  $   0.07     $   0.09      $   0.11         $   0.16
Shares used in diluted per share
  computation...............................   247,693      249,208       253,830          253,052

1998
Total revenues..............................  $277,674     $320,522      $351,305         $364,172
Operating income............................    50,995       58,266        65,327           46,921
Net income..................................    33,754       39,201        44,166           26,097
Basic income per share......................  $   0.15     $   0.17      $   0.19         $   0.11
Shares used in basic per share
  computation...............................   225,402      228,001       231,078          233,134
Diluted income per share....................  $   0.13     $   0.15      $   0.17         $   0.10
Shares used in diluted per share
  computation...............................   256,331      258,969       257,518          252,577

                                 EXHIBIT INDEX

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
         EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
         --------------    -----------------------------------------------------------  ------------
          2.1(7)           Agreement and Plan of Reorganization between PeopleSoft,
                           Inc. and Red Pepper Company dated as of September 4, 1996.
          2.2(16)          Agreement and Plan of Merger dated September 30, 1998
                           between the Registrant and Intrepid Systems, Inc.
          3.1(11)          Restated Certificate of Incorporation of Registrant filed
                           with the Secretary of State of the State of Delaware on May
                           25, 1996.
          3.2(11)          Certificate of Amendment to Certificate of Incorporation of
                           Registrant, as filed with the Secretary of State of the
                           State of Delaware on June 17, 1996.
          3.3(14)          Certificate of Amendment to Certificate of Incorporation of
                           Registrant, as filed with the Secretary of State of the
                           State of Delaware on July 3, 1997.
          3.4(14)          Certificate of Designation as filed with the Secretary of
                           State of the State of Delaware on March 24, 1998.
          3.5              Bylaws of Registrant as amended to date.
          4.2(12)          First Amended and Restated Preferred Shares Rights
                           Agreement dated December 16, 1997.
         10.1(5)(11)       Amended and Restated 1989 Stock Plan and forms of option
                           agreements thereunder.
         10.2(11)          1992 Employee Stock Purchase Plan as amended to date, and
                           form of subscription agreement thereunder.
         10.3(1)           1992 Directors' Stock Option Plan and forms of option
                           agreements thereunder.
         10.4(2)(5)        Executive Bonus Plan.
         10.5(3)           Amendment and Restatement of PeopleSoft, Inc. 401(K) Plan,
                           dated December 13, 1995, Amendment No. 1 dated December 30,
                           1994, and Amendment No. 2, dated August 25, 1995.
         10.6(1)           Form of Indemnification Agreement entered into between the
                           Registrant and each of its directors and officers.
         10.7(3)           Loan Agreement between the Registrant and West America
                           Bank, N.A. dated October 31, 1995.
         10.8(1)           Office Lease for 1331 North California Boulevard dated July
                           23, 1990 between the Registrant and 1333 North California
                           Boulevard, a California limited partnership, as amended by the First Amendment to Lease dated April 24, 1991 and the
                           Second Amendment to Lease dated June 17, 1992 and related
                           Lease Guarantees dated July 26, 1990 and June 14, 1991
                           between 1333 North California Boulevard and David A.
                           Duffield.
         10.9(1)           Lease dated July 24, 1992 between the Registrant and Glen
                           Pointe Associates.
         10.12(1)(6)       Software License and Support Agreement dated June 23, 1992 between the Registrant and ADP, Inc., as amended by
                           Amendment No. 1 dated September 30, 1992.
         10.18(2)          Lease dated June 23, 1993 between the Registrant and
                           Westbrook Corporate Center.

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
         EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
         --------------    -----------------------------------------------------------  ------------
         10.19(2)          Lease dated January 17, 1994 between the Registrant and R-H
                           Associates Bldg. III Corp.
         10.20(2)          Lease dated March 10, 1994 between the Registrant and
                           Rosewood Associates.
         10.21(3)          Contract of Sale and Escrow Instructions between the
                           Company and Rosewood Owner of California (B) LLC, a
                           California limited liability company, dated October 4,
                           1995.
         10.22(4)          Warrant Agreement between the Registrant and The First
                           National Bank of Boston, as Warrant Agent, dated October
                           30, 1995.
         10.23(4)          Warrant Purchase Agreement between the Registrant and
                           Goldman, Sachs & Co. dated October 30, 1995.
         10.24(4)          Registration Rights Agreement between the Registrant and
                           Goldman, Sachs & Co. dated October 30, 1995.
         10.25(8)          Amendment No. 2 dated September 28, 1994, Amendment No. 3
                           dated September 21, 1995 and Amendment No. 4 dated December
                           28, 1995 to the Software License and Support Agreement
                           dated June 23, 1992 between the Registrant and ADP, Inc.
                           (Confidential treatment requested for Amendment No. 2 and
                           No. 4 only).
         10.26(8)          Amended Software Development Agreement dated December 22,
                           1995 between the Registrant and Solutions for Education
                           Administrators, Inc.
         10.27(8)          Exclusive Marketing and Distribution Agreement dated
                           December 22, 1995 between the Registrant and SIS
                           Development LLC ("SIS").
         10.28(13)         Amendment No. 1 dated September 19, 1994, Amendment No. 2
                           dated May 15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10, 1994 between the Registrant
                           and Rosewood Associates.
         10.29(8)          Systems Integrator Agreement dated August 25, 1995 between the Registrant and Shared Medical Systems Corporation.
         10.32(13)         Lease dated December 4, 1996 between the Registrant and
                           Lease Plan North America, Inc.
         10.33(13)         Purchase Agreement dated October 22, 1996 between the
                           Registrant and Norwest Equity Partners IV, L.P.
         10.34(10)         Red Pepper Software Company 1993 Stock Option Plan, and
                           forms of stock option agreement thereunder.
         10.35(15)         Agreement of Purchase and Sale dated July 22, 1998 between the Registrant and William Willson & Associates.
         10.36(15)         Lease dated September 14, 1998 between the Registrant and
                           Hacienda Plaza Associates, LLC.
         10.37             Development and License Agreement dated December 30, 1998
                           between the Registrant and Momentum Business Applications,
                           Inc.
         10.38             Marketing and Distribution Agreement dated December 30,
                           1998 between the Registrant and Momentum Business
                           Applications, Inc.
         10.39             Distribution Agreement dated December 30, 1998 between the
                           Registrant and Momentum Business Applications, Inc.

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
         EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT                        PAGE
         --------------    -----------------------------------------------------------  ------------
         10.40             First amendment to Participation Agreement and Appendix 1
                           to Participation Agreement, Master Lease and Construction
                           Deed of Trust dated February 20, 1998 between the
                           Registrant and Lease Plan North America, Inc.
         10.41             Second Amendment to Participation Agreement, Master Lease,
                           Guarantee, Construction Deed of Trust, Cash Collateral
                           Agreement, Assignment of Lease and Appendix 1 to
                           Participation Agreement, Master Lease and Construction Deed
                           of Trust dated September 28, 1998 between the Registrant
                           and Lease Plan North America, Inc.
         10.42             Participation Agreement dated September 28, 1998 between
                           the Registrant and Wilmington Trust Company, ABN AMRO
                           Leasing, Inc., ABN AMRO Bank N.V., and Financial
                           Institutions listed in Schedule I of the Participation
                           Agreement.
         10.43             Master Lease dated September 28, 1998 between the
                           Registrant and Wilmington Trust Company.
         10.44             Appendix 1 to the Participation Agreement and Master Lease
                           dated September 28, 1998.
         21.1              Subsidiaries.
         23.1              Consent of Ernst and Young LLP, Independent Auditors.
         24.1              Power of Attorney (see page 61).
         27.1              Financial Data Schedule.

---------------
 (1) Incorporated by reference to the exhibit having the same number filed with the Registrant's Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and the Registrant's Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which Registration Statement became effective May 24, 1993.

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

 (7) Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-4 filed with the Securities and Exchange Commission on October 4, 1996.

 (8) Incorporated by reference to the exhibit having the same filed numbers with the Company's Annual Report on Form 10K for the year ended December 31, 1995.

 (9) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-A filed with the Securities and Exchange Commission on February 15, 1995.

(10) Incorporated by reference to Exhibit 2.1 filed with the Company's Form S-8 filed with the Securities and Exchange Commission on October 24, 1996.

(11) Incorporated by reference to the exhibit filed with the Company's Form S-8 (No.333-08575) filed with the Securities and Exchange Commission on July 22, 1996.

(12) Incorporated by reference to Exhibit 1 filed with the Company's Form 8-A/A filed with the Securities and Exchange Commission on March 25, 1998.

(13) Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10K for the year ended December 31, 1996.

(14) Incorporated by reference to the exhibit having the same filed number with the Company's Annual Report on Form 10K for the year ended December 31, 1997.

(15) Incorporated by reference to the exhibit having the same filed number with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1998.

(16) Incorporated by reference to the exhibit 10.37 filed with the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1998.

     (b) Reports on Form 8-K. Stock Option Repricing filed December 17, 1998.