Form 10-Q
period 1999-03-31
PEOPLESOFT INC
filed 1999-05-17
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

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

                                                   Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                             OUTSTANDING AT May 12, 1999
     Common Stock, par value $.01                          240,742,623


================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I        FINANCIAL INFORMATION

              ITEM 1 - Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of December
              31, 1998 and March 31. 1999                                   3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1998 and March 31, 1999          4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1998 and March 31, 1999          5

              Notes to Condensed Consolidated Financial Statements          6

              ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9

PART II       OTHER INFORMATION

              ITEM 1 - Legal Proceedings                                   29
              ITEM 2 - Changes in Securities and Use of Proceeds           30
              ITEM 3 - Defaults upon Senior Securities                     30
              ITEM 4 - Submission of Matters to a Vote of Security
                       Holders                                             30
              ITEM 5 - Other Information                                   30
              ITEM 6 - Exhibits and Reports on Form 8-K                    30

SIGNATURES                                                                 31

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.

                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         DECEMBER 31,       MARCH 31,
                                                            1998              1999
                                                         ------------      -----------
           ASSETS
Current assets:
     Cash and cash equivalents                           $   480,086       $   211,404
     Short term investments                                  206,242           210,094
     Accounts receivable, net                                385,413           387,920
     Deferred income taxes                                    53,346            54,848
     Other current assets                                     38,428            40,495
                                                         -----------       -----------
        Total current assets                               1,163,515           904,761

Property and equipment, at cost                              314,765           317,071
     Less accumulated depreciation and amortization         (128,509)         (139,663)
                                                         -----------       -----------
                                                             186,256           177,408

Investments                                                   31,616            43,163
Deferred income taxes                                          7,814             7,814
Acquired intangible assets and capitalized
software, less accumulated amortization                       37,393            35,873
Other assets                                                  14,011            15,551
                                                         -----------       -----------
                                                         $ 1,440,605       $ 1,184,570
                                                         ===========       ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities            $   110,475       $    90,406
     Accrued compensation and related expenses               109,284           113,433
     Income taxes payable                                     22,587                46
     Deferred revenue                                        426,141           440,830
                                                         -----------       -----------
        Total current liabilities                            668,487           644,715

Long term deferred revenue                                    89,393            91,142
Other long term liabilities                                   18,433            16,785

Stockholders' equity:
     Common stock                                              2,339             2,446
     Additional paid-in capital                              324,332           343,055
     Cumulative translation adjustment                        (2,951)           (4,025)
     Dividend declared of Momentum Business
       Applications shares                                    78,622                --
     Retained earnings                                       261,950            90,452
                                                         -----------       -----------
                                                             664,292           431,928
                                                         -----------       -----------
                                                         $ 1,440,605       $ 1,184,570
                                                         ===========       ===========


       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.

                                ----------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ------------------------
                                                    1998           1999
                                                  ---------      ---------
Revenues:
   License fees                                   $ 136,934      $  76,571
   Services                                         140,740        228,258
   Development and other services                        --            552
                                                  ---------      ---------
      Total revenues                                277,674        305,381

Costs and expenses:
   Cost of license fees                              11,196         11,934
   Cost of services                                  86,704        125,214
   Cost of development services                          --            411
   Sales and marketing                               72,690         79,897
   Product development                               42,861         63,177
   General and administrative                        13,228         19,283
   Restructuring charge                                  --          4,355
   Contribution to Momentum Business Applications        --        176,409
                                                  ---------      ---------
      Total costs and expenses                      226,679        480,680
                                                  ---------      ---------

Operating income (loss)                              50,995       (175,299)
Other income, interest expense and other              3,486          6,874
                                                  ---------      ---------

      Income (loss) before income taxes              54,481       (168,425)
Provision for income taxes                           20,727          3,073
                                                  ---------      ---------
Net income (loss)                                 $  33,754      $(171,498)
                                                  =========      =========

Basic income (loss) per share                     $    0.15      $   (0.73)
                                                  =========      =========
Shares used in basic per share computation          225,402        236,537
                                                  =========      =========

Diluted income(loss) per share                    $    0.13      $   (0.73)
                                                  =========      =========
Shares used in diluted per share computation        256,331        236,537
                                                  =========      =========


       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                              1998            1999
                                                            ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                           $  33,754       $(171,498)
Adjustments:
   Depreciation and amortization                               12,760          15,482
   Provision for doubtful accounts                              1,771           1,756
   Provision for deferred income taxes                          1,163          (1,502)
   Changes in operating assets and liabilities:
      Accounts receivable                                     (65,244)        (18,897)
      Cash received from sales of accounts receivable          26,986          14,634
      Other current assets and noncurrent assets               (8,673)         (4,617)
      Accounts payable and accrued liabilities                 13,895         (20,069)
      Accrued compensation and related expenses                 4,620           4,149
      Deferred revenue                                         31,417          16,438
      Income taxes payable                                    (13,835)        (22,541)
      Long term liabilities                                        --          (1,648)
      Tax benefits from employee stock transactions             2,177             899
                                                            ---------       ---------
   Net cash provided by (used in) operating activities         40,791        (187,414)

INVESTING ACTIVITIES
Purchase of investments                                       (66,185)       (123,915)
Sale of investments                                            53,652         108,516
Purchase of property and equipment                            (12,875)         (3,141)
Additions to capitalized software                                (736)           (963)
                                                            ---------       ---------
   Net cash used in investing activities                      (26,144)        (19,503)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock options
  and issuances under stock purchase plan                      18,382          17,931
Distribution of Momentum Business
  Applications shares to PeopleSoft shareholders                   --         (78,622)
                                                            ---------       ---------
   Net cash provided by (used in) financing activities         18,382         (60,691)
Effect of foreign exchange rate changes on cash                  (291)         (1,074)
                                                            ---------       ---------
Net increase (decrease) in cash and cash equivalents           32,738        (268,682)

Cash and cash equivalents at beginning of period              267,897         480,086
                                                            ---------       ---------
Cash and cash equivalents at end of period                  $ 300,635       $ 211,404
                                                            =========       =========


       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The information at March 31, 1998 and 1999 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

        Momentum Business Applications was consolidated with the Company's results through March 15, 1999. The Consolidated Statement of Operations includes Momentum Business Application's results through that date. The Consolidated Balance Sheet as of March 31, 1999 excludes the accounts of Momentum Business Applications.

        The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders (Form 10-K) for the year ended December 31, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three month period ended March 31, 1999 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.


2.      PER SHARE DATA

        Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation for the three month period ended March 31, 1999 as their effect is antidilutive. The following table sets forth the computation of basic and diluted income per share (in thousands except per share amounts):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                       1998           1999
                                                     ---------      ---------
Numerator:
     Net income (loss)                               $  33,754      $(171,498)
                                                     ========================

Denominator:
     Denominator for basic income per share -
          weighted average shares                      225,402        236,537

      Employee stock options                            27,026             --
      Warrants                                           3,903             --
                                                     ------------------------

     Denominator for diluted income per share -
          adjusted weighted average shares and
          assumed exercises                            256,331        236,537
                                                     ========================

Basic income (loss) per share                        $    0.15      $   (0.73)
                                                     ========================

Diluted income (loss) per share                      $    0.13      $   (0.73)
                                                     ========================

3.      ACCOUNTS RECEIVABLE

        Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. The Company does not require collateral for its receivables. Reserves are maintained for potential losses. For the three month periods ended March 31, 1998 and 1999 actual loss experience has been within management's estimates. Future credit losses may differ from the Company's estimates and could have a material impact on the Company's future results of operations. The principal components of accounts receivable at December 31, 1998 and March 31, 1999 were as follows (in thousands):

                                            DECEMBER 31,     MARCH 31,
                                               1998            1999
                                            ------------     ---------
        Billed receivables                   $ 306,995       $ 322,778
        Unbilled  receivables                  118,419         106,899
                                             ---------       ---------
                                               425,414         429,677
        Allowance for doubtful accounts        (40,001)        (41,757)
                                             ---------       ---------
                                             $ 385,413       $ 387,920
                                             =========       =========

4.      DEFERRED REVENUE

        Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods on or after April 1, 2000. The principal components of deferred revenue at December 31, 1998 and March 31, 1999 were as follows (in thousands):

                                             DECEMBER 31,   MARCH 31,
                                                1998          1999
                                             ------------   --------
        License fees                          $ 67,765      $ 65,722
        Maintenance                            310,049       341,500
        Training                                76,696        71,456
        Other services                          61,024        53,294
                                              --------      --------
                                               515,534       531,972
        Less: Long term deferred revenue        89,393        91,142
                                              --------      --------
                                              $426,141      $440,830
                                              ========      ========

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

6.      FOREIGN CURRENCY TRANSLATION

        The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in Other income, interest expense and other on the Condensed Consolidated Statements of Operations. Through the first quarter of 1999, such gains and losses have not been significant.

        The Company has a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company currently settles all of its hedge contracts on the last day of the second month of each quarter and concurrently opens new contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.9 million and $0.4 million for the three month periods ended March 31, 1998 and 1999, respectively. At December 31, 1998 and March 31, 1999, hedge positions totaled $11.0 million and $23.2 million, respectively. At March 31, 1999, the Company had forward foreign exchange contracts denominated in Euros, Singapore dollars and New Zealand dollars. Each of these contracts had a maturity date in June 1999 and had book values that approximated market values. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

        In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposures resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have occurred through March 31, 1999. These hedges will only be undertaken should the Company deem them necessary to protect the U.S. dollar value of the underlying exposure. The Company expects that hedges of such anticipated transactions and translation exposures will be done in the future using forward and option contracts.

7.      SEGMENT INFORMATION

        The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") on January 1, 1998. SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports.

        Based on the criteria of SFAS 131, the Company identified its operating committee as the chief operating decision-makers. The Company's operating committee evaluated revenue performance based on three segments: domestic, international and middle market. The middle market segment does not meet materiality requirements of the statement and thus is not required to be separately disclosed. Data for the two remaining segments is presented below. Within the operating committee, employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the operating committee on a company-wide basis. In addition, the Company does not account for or report to the operating committee its assets or capital expenditures by any segment other than the geographic segments, as disclosed below.

                                                                 MARCH 31,        MARCH 31,
                                                                   1998             1999
                                                                -----------      -----------
               Revenues from unaffiliated customers
                 Domestic operations .....................      $   236,502      $   251,260
                 International operations ................           41,172           54,121
                                                                -----------      -----------
                 Consolidated ............................      $   277,674      $   305,381
                                                                ===========      ===========
               Operating income (loss)
                 Domestic operations .....................      $    46,922      $  (182,340)
                 International operations ................            4,073            7,041
                                                                -----------      -----------
                 Consolidated ............................      $    50,995      $  (175,299)
                                                                ===========      ===========
               Identifiable assets
                 Domestic operations .....................      $   858,722      $ 1,016,472
                 International operations ................          132,058          168,098
                                                                -----------      -----------
                 Consolidated ............................      $   990,780      $ 1,184,570
                                                                ===========      ===========


8.    SUBSEQUENT EVENTS

        The acquisition of TriMark Systems, Inc. ("TriMark") was completed in early May 1999 with the Company acquiring all of TriMark's outstanding equity interests for approximately $26 million in common stock. The transaction will be recorded in the Company's second quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development but believes it could be a significant portion of the purchase price.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations:

                      FOR THE THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------
   PERCENTAGE OF
  TOTAL REVENUES
                                                                     PERCENTAGE
                                                                    DOLLAR CHANGE
1998           1999                                                YEAR OVER YEAR
----           ----                                                --------------
                           Revenues:
  49%            25%          License fees                                (44)%
  51             75           Services                                     62
 N/A              0           Development services                        N/A
----           ----                                                      ----
 100            100                Total revenues                          10
                           Costs and expenses:
   4              4           Cost of license fees                          7
  31             41           Cost of services                             44
 N/A              0           Cost of development services                N/A
  26             26           Sales and marketing                          10
  16             21           Product development                          47
   5              6           General and administrative                   46
 N/A              1           Restructuring charge                        N/A
                              Contribution to Momentum Business
 N/A             58             Applications                              N/A
----           ----                                                      ----

  82            157                Total costs and expenses               112
----           ----                                                      ----
  18            (57)       Operating income (loss)                       (444)
   1              2        Other income                                    97
----           ----                                                      ----
  19            (55)          Income (loss) before income taxes          (409)

   7              1        Provision for income taxes                     (85)
----           ----                                                      ----
  12%           (56)%      Net income (loss)                             (608)%
====           ====                                                      ====


   A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:

      EMPLOYEE COUNT                                                    PERCENTAGE OF
                                                                       TOTAL EMPLOYEES
                                                                                                      PERCENTAGE
                                                                                                        CHANGE
12/31/98           3/31/99                                       12/31/98            3/31/99         SINCE 12/31/98
--------           -------                                       --------            -------         --------------
   3,601             3,468          Services                           51%                52%                (4)%
   1,509             1,189          Sales and marketing                22                 18                (21)
   1,332             1,475          Product development                19                 22                 11
     590               558          General and administrative          8                  8                 (5)
--------          --------                                       --------           --------           --------
   7,032             6,690          Total                             100%               100%                (5)%
========          ========                                       ========           ========           ========


REVENUES

        The Company licenses software under non-cancelable license agreements and provides services including training, installation, consulting and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The Company allocates a portion of contractual license fees to post-contract support activities covered under its contracts including first year maintenance, installation assistance and limited training services. Revenues from maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year.

        Revenues from licensing fees decreased by 44% from $136.9 million in the three month period ended March 31, 1998 to $76.6 million for the same period in 1999. The decrease in license fee revenues was attributable to an industry wide slowdown in customer license sales, in part as a result of Year 2000 projects in process at many organizations, as well as those other factors described in Factors That May Affect Future Results. In the first quarter, the Company's deferred license revenue decreased by $2.0 million.

        The reported deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances. As of December 31, 1998 and March 31, 1999, $29.2 million and $49.0 million in unbilled receivables was netted against deferred license revenue, respectively.

        Revenues from services increased by 62% from $140.7 million in the three month period ended March 31, 1998 to $228.3 million for the same period in 1999. Service revenues as a percentage of total revenues were 51% and 75% for the quarters ended March 31, 1998 and 1999, respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to three primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services from approximately 2,380 customers as of March 31, 1998 to 3,000 as of March 31, 1999; $57.2 million increase in consulting revenue, as a result of expanded demand for the Company's consulting services in enterprise implementation projects; and a $60.4 million decrease in license revenue.

        Per the terms of the development contract with Momentum Business Applications, the Company performed development services on behalf on Momentum Business Applications during the first quarter of 1999. The Company recognized $.6 million for such services. Momentum Business Applications pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. The Company recognized this as revenue from development services.

        Total revenues increased from $277.7 million in the three month period ended March 31, 1998 to $305.4 million for the same period in 1999. Total revenue growth quarter over quarter was 10%. For the quarters ended March 31, 1998 and 1999, the Company's international revenues were approximately 15% and 18% of total revenues, respectively. No single region had revenues that represented more than 10% of total revenue. Revenues from international operations increased 31% from $41.2 million in the three month period ended March 31, 1998 to $54.1 million in the same quarter in 1999. The dollar increase in international revenues resulted from expanded international operations and the introduction of Release 7.5, which incorporated additional global features and functionality. The Company expects international revenues to continue to grow in absolute dollar terms during 1999, and accordingly, continues to invest in international infrastructure, global product functionality and translated versions of financial and other products(1). In the event international expansion and/or product globalization efforts are not successful, the Company's business operating results and financial condition may be adversely affected.

COSTS AND EXPENSES

        Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software development costs. Cost of license fees increased 7% from $11.2 million in the three month period ended March 31, 1998 to $11.9 million for the same period in 1999, representing 4% of total revenues in both quarters, and 8% and 16% of license fee revenues in each quarter, respectively. Royalty costs in the first quarter of 1998 included a one time $2.5 million buy out of royalty fees related to providing certain technology embedded in Release 7.5 to its existing customer installed base. Included in the March 31, 1999 cost of license fees amount is $1.4 million in amortization of purchased software acquired through the business combination with Intrepid Systems, Inc. in October 1998. The Company expects to amortize approximately $1.4 million per quarter through the third quarter of 2003 for this software. However, in the event the related forecasted revenues are not realized, the related capitalized amounts may be expensed over a shorter period. Cost of license fees has grown as a percentage of license revenues due to royalty agreements related to OLAP tools embedded within the Company's products and royalties related to the Student Administration and Treasury products. The Company's system solutions are based on a combination of internally developed technology and application software products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software development and purchase costs and fixed dollar royalty agreements. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

        Cost of services consists principally of expenses relating to consulting, customer care center administrative support, account management field support, training, and product support. These costs increased 44% from $86.7 million in the three month period ended March 31, 1998 to $125.2 million for the same period in 1999, representing 31% and 41% of total revenues in each quarter, respectively; and 62% and 55% of service revenues in each of those quarters, respectively. The increase in cost of services is due to significant expansion of the Company's customer service resources, including consulting, telephone support, training, and customer care center administrative support. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years in response to customer demand. The decrease of cost of services as a percentage of service revenues is due to cost containment and efficiency initiatives. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of total revenues and service revenues, in future periods.

        Sales and marketing expenses increased by 10% from $72.7 million in the three month period ended March 31, 1998 to $79.9 million for the same period in 1999, representing 26% of total revenues in each period. The increase in sales and marketing expenses is largely attributable to the increase in the Company's domestic and international direct sales force. Sales and marketing expenses may increase as a percentage of total revenues in future periods as the Company increases its direct sales and marketing expenditures to address certain international and industry specific markets and as the Company establishes dedicated sales personnel and initiatives for certain new product areas, particularly eWorkplace Communities and Enterprise Performance Management(1).

        Software product development expenses increased by 47% from $42.9 million in the three month period ended March 31, 1998 to $63.2 million for the same period in 1999, representing 16% and 21% of total revenues in each quarter, respectively. Software product development expenditure consists of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives in the following areas: (i) expansion and enhancement of the Company's core software product offerings in the areas of eWorkplace Communities, Enterprise Performance Management, internet focused enhancements to the eBackbone such as eCommerce capabilities and HTML client, HRMS,



--------

(1) Forward-Looking Statement

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

        General and administrative expenses increased 46% from $13.2 million in the three month period ended March 31, 1998 to $19.3 million for the same period in 1999, representing 5% and 6% of total revenues in each quarter, respectively. The increase in general and administrative expenses resulted primarily from the 22% increase in the staffing to support the Company's growth compared to the March 31, 1998 quarter. Additionally, included in the first quarter of 1999 are legal expenses, facilities project costs, and additional bad debt write offs.

        During the first quarter of 1999, the Company redeployed approximately 100 employees to new product development, global product support, and other strategic customer value added programs. Additionally, PeopleSoft eliminated approximately 430 staff from other redundant and unnecessary positions primarily in the administration, sales support, and marketing support areas. This action will allow the Company to hire more staff in support of its eBusiness, analytic applications and ERP development as well as customer support programs. The reduction in staff represented approximately 6 percent of the Company's total workforce with over 90 percent of the reductions in North America. The Company incurred a one-time charge of $4.4 million for the separation arrangements.

        During 1998, PeopleSoft formed a new company, Momentum Business Applications, Inc., to select and develop certain software application products, and to commercialize such products, most likely through licensing to the Company. The Company contributed $250.0 million to Momentum Business Applications and distributed all of the outstanding shares of Momentum Business Applications Class A Common Stock to the Company's shareholders. At December 31, 1998, the Company recorded a dividend for the stock distribution based on the fair value of Momentum Business Applications stock on the date of the distribution. Momentum Business Applications was consolidated with the Company's financial position, results of operations and cash flows as of December 31, 1998. During the first quarter of 1999, Momentum Business Applications no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less the $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million and other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

        Operating margins for the three month period ended March 31, 1999 decreased to 1.8% (excluding the impact of the charges related to Momentum Business Applications and the reduction in force) compared to 18.4% for the same period last year.

        Other income, consisting primarily of interest, increased from $3.5 million in the three month period ended March 31, 1998 to $6.9 million for the same quarter in 1999. The increase was due to higher average cash balances and higher pre-tax return on investments based on a shift into higher yield taxable securities. The Company expects other income to decrease in the future due to the large cash contribution to Momentum Business Applications, which was consolidated with the Company's results through March 15, 1999 but is excluded from the Company's consolidated financial position after that date.

PROVISION FOR INCOME TAXES

        The Company's income tax provision decreased from $20.7 million in the three month period ended March 31, 1998 to $3.1 million for the same quarter in 1999. The effective tax rate was 38% and 38.5% for the three months ended March 31, 1998 and 1999 respectively, excluding the impact of non-recurring write offs and adjustments related to Momentum Business Applications and the staff reductions completed in the first quarter. The net deferred tax assets at March 31, 1999 were $62.7 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

EARNINGS PER SHARE

              The Company's earnings (loss) per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Basic earnings (loss) per share decreased from $0.15 in the three month period ended March 31, 1998 to ($ 0.73) for the same period in 1999. Diluted earnings (loss) per share was the same as basic earnings (loss) per share for the first quarter of 1999 since all stock options and warrants were antidilutive. Excluding the impact of the charges related to Momentum Business Applications and the reduction in force, diluted earnings per share would have been $0.03 for the first quarter of 1999 compared to $0.13 for same quarter in 1998. Earnings per share decreased as a result of the decrease in net income from $33.8 million for the three month period ended March 31, 1998 to $7.6 million for the same period of 1999 (excluding the impact of the charges related to Momentum Business Applications and the reduction in force net of the related tax impact of these charges) and the 3% decrease in the number of shares used in the diluted per share computation from 256.3 million shares for the three month period ended March 31, 1998 to 248.8 million shares (including the effect of stock options and warrants) for the same period in 1999. Shares outstanding during the remainder of 1999 will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the potential exercise during the fourth quarter of 1999 of warrants for approximately 3.2 million shares; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per share computation; and, (iv) the issuance of common stock to complete the acquisitions of TriMark Technologies, Inc. and Distinction Software (see BUSINESS COMBINATIONS below), and to affect other business combinations should the Company enter into such transactions.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities used cash of $187.4 million during the three month period ended March 31, 1999, compared to generating $40.8 million in the same period in 1998. Excluding the cash contribution to Momentum Business Applications (net of the dividend), the cash used by operations for the first quarter of 1999 would have been $11.0 million. From December 31, 1998 to March 31, 1999, deferred revenues increased from $515.5 million to $532.0 million. The Company's expanded installed base of customers and emphasis on selling prepaid maintenance and training contracts has resulted in an increase in deferred revenues related to ongoing maintenance and other services. Additionally, the accounts payable balance decreased from December 31, 1998 due to the timing of the payments and lower royalties owed at March 31, 1999.

        The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of the quarter-end accounts receivable to the sum of quarterly revenues and the net change in quarter-end current deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, DSO was 98 days as of March 31, 1998, 88 days as of December 31, 1998 and 110 days as of March 31, 1999. The increase in the DSO was primarily due to the decline in customer financing from $27.0 million and $76.2 million in the first and fourth quarters of 1998, respectively to $14.6 million in the first quarter of 1999. Additionally the change in the revenue mix towards services and more timely billing of upcoming maintenance periods has resulted in higher accounts receivable and deferred maintenance. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through standard acceptance) or dates that generally span four to nine months, and contracting activity is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

        During the first three months of 1998 and 1999, the Company's principal use of cash for investing activities included net purchases of investments and property and equipment, comprised of computer and network equipment, to accommodate employee and facility expansions and to support the Company's growing training capacity requirements. During 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and lease back a substantial portion of the premises. Additionally, the Company purchased two parcels of land for $50.0 million during 1998. These transactions were structured as a like-kind exchange for tax purposes and, therefore do not impact immediate cash flow. The Company is committed to lease facilities worth $110.0 million, which will be constructed on one of the sites. The construction is expected to be completed in the first quarter of 2000. The lease term is for five years with the option to purchase the building for $110.0 million at the end of the lease term. The Company also entered into a five year lease for a new facility in Pleasanton, California in 1998. The lessor funded $70.0 million for the construction of this facility, which was completed in the fourth quarter of 1998. The Company has an option to purchase the building at the end of the lease term for $70.0 million. In the event the Company exercises either or both of the options to purchase these buildings at the end of the terms of the respective arrangements, the Company plans on utilizing cash flow from operations to fund the purchase(s), however there can be no assurance that in the future the Company will have sufficient cash flows from operations.

        Financing activity for the first three months of 1998 and 1999 related to the proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program. The Company believes granting stock options is essential to its ability to attract and retain key employees who are critical to the Company's success. The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. However, as of March 31, 1999, 14,296,550 exercisable options were outstanding of which 10,959,236 options had exercise prices below the market value of the stock, therefore, if the stock price stays the same or decreases in value, there can be no assurance that employee stock activity will continue to generate substantial funds in the future. Additionally, during the first three months of 1999, the distribution of Momentum Business Applications shares was made to PeopleSoft shareholders.

        As of March 31, 1999, the Company had $260.0 million in working capital, including $211.4 million in cash and cash equivalents, and $210.1 million in short term investments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. The Company believes that existing cash and short term investment balances, proceeds from sales of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, at least through 1999(1).

BUSINESS COMBINATIONS

          During June 1998, the Company entered into a definitive agreement to acquire all outstanding equity interest of TriMark Technologies, Inc. ("TriMark"), a leading provider of software solutions for the life insurance industry. The Company and TriMark are taking initial steps toward the life insurance industry's first single-source, integrated enterprise solution. The Company issued approximately $26.0 million in common stock and options for all of the outstanding equity interests of TriMark in a transaction that closed during the second quarter of 1999. Prior to closing the transaction, the Company and TriMark operated independently within a development, marketing, sales and support relationship.

         In December 1998, the Company entered into a definitive agreement to acquire all outstanding equity interest of Distinction Software, Inc. ("Distinction"), a supply chain management software company, by issuing between $5.0 million and $10.0 million in common stock and options. The transaction is expected to close in the second half of 1999. Prior to closing the transaction, the Company and Distinction will operate independently within a development, marketing, sales and support relationship.

YEAR 2000

        The Company has established a Year 2000 Program Management Office ("PMO") to ensure that it has adequately addressed exposures related to the Year 2000 and is Year 2000 Ready. "Year 2000 Ready" means that the performance or functionality of the Company's internal systems will not be significantly affected by the dates prior to, during, and after the Year 2000, to include leap year calculations and specific day-of-the-week calculations. Through an extensive risk analysis the Company has identified critical processes that will require Level One Year 2000 Readiness testing. Level One testing will involve full Year 2000 system and end-to-end testing. In cases where Level One testing is not feasible, Level Two Readiness testing at the vendor site will be employed. Additionally, all hardware and software associated with the Company's identified critical business processes will be subject to Level Three Readiness certification which consists of verification from the vendor indicating that the item is Year 2000 Ready. The building of the environment and testing is based on a comprehensive methodology, a collaborative effort between the Company and Compuware. Testing of critical processes began during the fourth quarter of 1998.



--------

(1) Forward-Looking Statement

        Costs directly attributed to the Company's internal Year 2000 initiative, are currently estimated at approximately $4.0 million. The amount spent to date is approximately $2.0 million. This estimate is comprised primarily of hardware and software required to complete Year 2000 testing within the enterprise and consulting fees. This cost estimate excludes internal resource costs for individuals outside of the PMO, however, these costs are not considered to be material.

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

FINANCIAL RISK MANAGEMENT

Foreign Exchange

        The Company's revenue originating outside the United States was 18% of total revenues in the first three months of 1999 and 15% for the same period in 1998. International sales from each geographic region were less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

        The Company initiated a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company settles all of its hedges on the last day of the second month of each quarter and concurrently opens new contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.9 million and $0.4 million for the three months ended March 31, 1998 and 1999, respectively. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

        At March 31, 1998 and 1999, hedge positions totaled $11.6 million and $23.2 million, respectively. All hedge positions are carried at fair value, which approximates book value at March 31, 1998 and 1999, respectively.

        For the three month periods ended March 31, 1998 and 1999, the Company's revenues in the Asia/Pacific region, which includes Far East countries and Australia and New Zealand, were less than 5% of total revenues. As of March 31, 1999, less than 5% of the Company's assets are in the Asia/Pacific region. To date, the Company's operations in the region are generating losses and negative cash flows. As the Asia/Pacific currencies devalue, the translated loss reported on the consolidated financial statements decreases. In addition, such currency devaluations cause the Company's U.S. dollar cash funding requirements of these foreign subsidiaries to decrease.

Interest Rates

        The Company invests its cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities, and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term time deposits of the local operating bank.

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

        The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At March 31, 1999, the average maturity of the Company's investment securities was approximately five months. No investment securities had maturities exceeding two years. The following table presents certain information about the Company's financial instruments at March 31, 1999 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at March 31, 1999:

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

(DOLLARS IN MILLIONS)                 1 YEAR OR        MORE THAN          TOTAL       FAIR VALUE
                                         LESS            1 YEAR                          3/31/99
------------------------------------------------------------------------------------------------
Available-for-sale securities           $265.9           $ 43.2           $309.1          $309.3
Weighted average interest rate             3.6%             4.1%

        The Company is not an issuer of any corporate debt nor does it have any bank borrowings outstanding.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

            The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations with a footnote (1) symbol. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

            The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's 1998 Annual Report to Stockholders (Form 10-K).

PEOPLESOFT COULD EXPERIENCE FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

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

        - customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult, even after selection of a vendor; and

        - the number, timing and significance of software product enhancements and new software product announcements by PeopleSoft and its competitors may affect purchase decisions.

        In addition, each customer's evaluation of its need to achieve Year 2000 compliance may affect the purchase decision. PeopleSoft believes that many customers and potential customers are heavily engaged in testing and correcting system Year 2000 problems, and therefore such customers may choose to defer system investments during 1999, negatively impacting the Company's revenues. In addition, prior year sales may have been increased due to customers' urgent need to address Year 2000 issues. Such Year 2000 related demand should be eliminated in 1999 due to the lead time required to implement new systems, negatively impacting the Company's revenues. In addition, the Company's sales cycles may lengthen in 1999 and future years due to lessened urgency of customers' system investment decisions. Because Year 2000 related impacts on customer purchasing decisions are unprecedented, PeopleSoft has a limited ability to forecast accurately the impact of the Year 2000 issue on its quarter-to-quarter revenues.

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

PEOPLESOFT DEPENDS ON THIRD PARTY TECHNOLOGY

        PeopleSoft licenses numerous critical third-party software products that it incorporates into its own software products. The termination of any of PeopleSoft's licenses to this third-party software could have a material adverse effect on PeopleSoft's business, financial condition and results of operations. These adverse effects include, for example, PeopleSoft's products becoming inoperable or their performance being materially reduced. If any of the third-party software vendors change their product offerings, PeopleSoft may need to incur additional development costs to ensure continued performance of its products. In addition, if the cost of licensing any of these third-party software products materially increases, PeopleSoft's gross margin levels could materially decrease.

        PeopleSoft relies on existing partnerships with certain other software vendors who are also competitors. For example, PeopleSoft partners with Oraclewhen PeopleSoft customers select an Oracle database to run in conjunction with PeopleSoft's financial package. However, Oracle competes with PeopleSoft in the enterprise software area. If these partners/competitors change their business practices in the future, PeopleSoft may be compelled to find alternative vendors of complementary software, which may not be as popular or provide the same functionality as the software provided by PeopleSoft's existing partners/competitors.

THERE ARE RISKS ASSOCIATED WITH CREATION OF MOMENTUM BUSINESS APPLICATIONS

        PeopleSoft faces a number of risks as of a result of the creation of Momentum Business Applications and the distribution of the Momentum Business Applications Class A Common Stock to PeopleSoft stockholders. These include:

        - PeopleSoft has less control over important research and development projects. PeopleSoft and Momentum must agree on project selection, budgets, timetables and specifications for each project and Momentum will be responsible for overseeing the actual product development.

        - PeopleSoft contributed a substantial portion of its cash reserves to Momentum. As a result, PeopleSoft's credit rating may be adversely affected and its ability to raise additional funds may be impaired. In addition, the Company has increased risk of having insufficient cash resources to address adverse conditions that may impact its business results.

        - PeopleSoft may lose the tax benefits associated with the research and development expenditures on the projects pursued by Momentum. Though PeopleSoft may be able to recapture these benefits if it chooses to acquire Momentum, it will likely face restrictions on the amount and timing of its utilization of these tax benefits.

        - If PeopleSoft chooses to acquire Momentum, it will likely be required to record significant accounting charges relating to acquisition of in-process research and development and amortization of goodwill.


RECENT ACCOUNTING PRONOUNCEMENTS COULD ADVERSELY IMPACT PEOPLESOFT

        The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" in October 1997, March 1998, and December 1998, respectively. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. These standards supersede an earlier Statement of Position and, in part, are effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOPs 97-2 and 98-4, PeopleSoft believes that it is currently in compliance with these standards. However, the American Institute of Certified Public Accountants has only issued some implementation guidelines for these standards and the accounting profession is discussing a wide range of potential interpretations. Once available, these implementation guidelines could lead to unanticipated changes in PeopleSoft's current revenue accounting practices that could have a material adverse effect on PeopleSoft's business, financial condition and results of operations.

        PeopleSoft has not fully assessed its ability to comply with SOP 98-9 using current contracting and business practices. However, PeopleSoft believes that SOP 98-9 may require significantly more revenue to be deferred for certain types of transactions. Although this new standard is not effective until the year 2000, PeopleSoft, in accordance with its historical practice of complying with new revenue recognition standards as soon as issued, may choose to adopt the standard in 1999, requiring either changes in revenue recognition practices or changes in PeopleSoft's sales and contracting practices in order to comply. Such changes may have a significant adverse impact on revenues and margins in the quarter and year they are implemented.

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

PEOPLESOFT MAY CHANGE PRICING PRACTICES

        We may choose in 1999, or a future year, to make changes to our pricing practices, including additional discounts to customers, reduction of transactions that involve a perpetual use license to its software products, changes in maintenance pricing, or other changes which may negatively impact revenues in the quarter and year implemented, and for succeeding quarters and years. Such changes may have a material adverse impact on revenues, income, and financial condition.

THERE IS A HIGH DEGREE OF OPERATING LEVERAGE

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

FUTURE OPERATING RESULTS ARE UNCERTAIN AND THE BUSINESS IS SEASONAL

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

        PeopleSoft has been, and expects to continue to be, affected by seasonal trends in the software industry. PeopleSoft's revenues historically have followed a pattern of being relatively weak in the first and second quarters and relatively strong in the third and fourth quarters. This seasonality has been caused by a variety of factors, including sales incentives, customer demand based on available capital budgets and release of new technologies. However, we can not assure you that results in the third and fourth quarters will be stronger than, or even equal to, results in the first half of our fiscal year.

THERE IS INTENSE COMPETITION IN THE INDUSTRY

        The market for business application software has been intensely competitive for the past year and is currently intensifying. PeopleSoft competes with a variety of software vendors. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of PeopleSoft's competitors now offer software products based on a client/server architecture. Consequently, PeopleSoft must differentiate itself through different or more subtle architectural and technological factors, including: internet focused application development; enterprise software product breadth and individual product features; service reputation; product flexibility; ease of implementation; international software product version availability and support; and price. Price competition has significantly increased over the past year and this trend may continue in the future.

        In the enterprise application software market, PeopleSoft faces significant competition from SAP and Oracle and, to a lesser degree, J.D. Edwards, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In addition, the Company faces increasing competition from internet focused application vendors. In this market, the chief competitive factors include:

        - the breadth and completeness of the enterprise solution offered by each vendor, and the competitive advantages the solution offers to its customers;

        - the extent of software product integration across the enterprise solution; and

        - the availability of localized software products and technical support in key markets outside the United States.

        Both SAP and Oracle have certain competitive advantages over PeopleSoft in these areas primarily due to their significant worldwide presence and longer operating and product development history. Both SAP and Oracle have substantially greater financial, technical and marketing resources than PeopleSoft. In addition, SAP has a larger installed base than PeopleSoft. Furthermore, Oracle's RDBMS (relational database management system) underlies a significant portion of PeopleSoft's installed applications.

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

        PeopleSoft also competes with: providers of HRMS software products, including Cyborg Systems, Lawson Associates, Integral Systems, Inc., InPower, Inc. and Ceridian: and providers of financial management systems software products, including Computron Software, Inc., Flexiware International, Hyperion Software, Lawson Associates and other smaller companies.

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

THERE ARE RISKS ASSOCIATED WITH BUSINESS COMBINATIONS

        As part of its overall strategy, PeopleSoft plans to continue to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

        - the difficulty of assimilating the operations and personnel of the combined companies;

        - the risk that PeopleSoft may not be able to integrate the acquired technologies or products with its current products and technologies;

        -       the potential disruption of PeopleSoft's ongoing business;

        -       the inability to retain key technical and managerial personnel;

        - the inability of management to maximize the financial and strategic position of PeopleSoft through the successful integration of acquired businesses;

        - decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets;

        -       adverse impact on PeopleSoft's annual effective tax rate;

        -       dilution of existing equity holders;

        - difficulty in maintaining controls, procedures, and policies; potential adverse impact on the PeopleSoft's relationships with partner companies or third party providers of technology or products; and

        - the impairment of relationships with employees and customers as a result of any integration of new personnel.

        In addition, PeopleSoft may not qualify for pooling of interests accounting for acquisitions of companies, and thus may need to account for acquistions of other companies using the purchase method, in addition to using the purchase method for acquisitions of technologies or products. The purchase method of accounting for acquisitions would require large write-offs of any in process research and development costs related to companies acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the acquisition of companies, products, or technologies. Such writeoffs and ongoing amortization charges may have a material adverse impact on operating margins and net income in the quarter of the acquisition and for several subsequent years. PeopleSoft may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

PEOPLESOFT RELIES ON PROPRIETARY SOFTWARE DEVELOPMENT TOOLS

        Our software products include a suite of proprietary software development tools, known as PeopleTools, which are fundamental to the effective use of PeopleSoft's software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its software development tools as the accepted industry standard. In addition, Microsoft is attempting to establish several standards in the marketplace. If a software product other than PeopleTools becomes the clearly established and widely accepted industry standard, PeopleSoft may be compelled to abandon or modify PeopleTools in favor of such an established standard; be forced to redesign its software products to operate with such third party's software development tools; or face the potential sales obstacle of marketing a proprietary software product against other vendors' software products that incorporate a standardized software development toolset. PeopleSoft may not be able to respond appropriately or sufficiently rapidly to the emergence of an industry standard.

THERE ARE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

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

        Generally, PeopleSoft's foreign sales are denominated in its foreign subsidiaries' currencies. If these foreign currency exchange rates change unexpectedly, PeopleSoft's could have significant gains or losses. PeopleSoft has a hedging program designed to mitigate the potential impact of exchange rate fluctuations. Under this foreign exchange management policy, PeopleSoft may hedge existing transaction exposures, anticipated transactions and exposure resulting from the translation of foreign financial results into U.S. Dollars. PeopleSoft can hedge anticipated transactions and translation exposures only if they are highly certain, reasonably estimable and significant in amount. PeopleSoft's inability to hedge potential significant exposures due to uncertainty or inability to estimate reasonably its foreign exchange exposure could materially adversely affect its operating results.

WE RELY ON THIRD PARTIES FOR SALES AND MARKETING

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

OUR SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT ARE COMPLEX

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

PEOPLESOFT RELIES ON CLIENT INTERFACES

        Currently, PeopleSoft supports client platforms using browsers certified to run its Java-based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (PeopleSoft releases prior to Release 6 only), Windows NT and Windows 95. If Microsoft fundamentally changes the architecture of its software product so that users of PeopleSoft's software applications experience significant performance degradation or become incompatible with future versions of Microsoft's Windows Operating System, it could have a material adverse effect on PeopleSoft's business, financial condition and results of operations. The use of a Web client as a primary user interface is emerging as an alternative to the traditional desktop access through Microsoft Windows based personal computers. This client access via the Internet or intranet involves numerous risks inherent in using the Internet, including security, availability and reliability. PeopleSoft may wish to offer its applications on future or existing client platforms that achieve popularity within the business application marketplace. These future or existing client platforms may or may not be architecturally compatible with PeopleSoft's current software product design. PeopleSoft may not be able to support new client interfaces and achieve market acceptance of new client interfaces which it does support.

PEOPLESOFT RELIES ON JOINT BUSINESS ARRANGEMENTS

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

POTENTIAL SECURITY BREACHES ARE POSSIBLE

        PeopleSoft's application software products incorporate extensive security features designed to prevent unauthorized retrieval or modification of sensitive data. PeopleSoft has developed a security architecture using: the capabilities of its own applications; the client operating system software; some of the security features contained in the RDBMS platforms on which the applications run; and certain third party security products. To date, PeopleSoft is not aware of any violations of its application security architecture within its installed base. Although these security features are subject to constant review and enhancement, they may not be successfully implemented or may not be effective within a particular customer's operating environment. If a breach of security or a suspected breach of security occurs, the accompanying publicity or any subsequent claims against PeopleSoft could adversely impact the demand for PeopleSoft's software products and/or could cause a decline in the market price of PeopleSoft's stock and/or could adversely impact PeopleSoft's financial results due to lost or delayed closing of software licensing opportunities.

PEOPLESOFT HAS LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND MAY POTENTIALLY INFRINGE THIRD PARTY INTELLECTUAL PROPERTY RIGHTS

        PeopleSoft considers certain aspects of its internal operations, software and documentation to be proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect this information. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. PeopleSoft believes that the rapid pace of technological change in the computer software industry has made patent, trade secret and copyright protection less significant than factors such as:

        -       knowledge, ability and experience of PeopleSoft's employees;

        -       frequent software product enhancements; and

        -       timeliness and quality of support services.

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

        PeopleSoft does not believe that its software products, software products acquired from previous acquisitions, third party software products PeopleSoft offers under sublicense agreements, PeopleSoft trademarks or other PeopleSoft proprietary rights infringe the property rights of any third parties. However, third parties may assert infringement claims against PeopleSoft and its products. These assertions could require PeopleSoft to enter into royalty arrangements or could result in costly litigation.

PEOPLESOFT MAY EXPERIENCE PRODUCT LIABILITY CLAIMS

        PeopleSoft's license agreements contain provisions designed to limit its exposure to potential product liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state or local laws or ordinances. Although PeopleSoft has not experienced any product liability claims to date, use of its software in mission critical applications creates the risk that a third party may pursue a claim against PeopleSoft. If a product liability claim against PeopleSoft were successful, the resulting damages or injunctive relief could have a material adverse affect on PeopleSoft's business, financial condition and results of operations. In addition, as PeopleSoft begins to compete in the manufacturing software application market, the mission critical nature of these products may increase PeopleSoft's exposure to product liability claims.

THERE ARE RISKS ASSOCIATED WITH MANAGING GROWTH

        PeopleSoft has experienced an extended period of growth in the following areas: revenue; customer base; software product lines and supported platforms; employees; and international operations. In addition, we have experienced increased pressure on the viability and scope of our operating and financial systems. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon PeopleSoft's management, operating and financial controls and resources, including its services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, PeopleSoft must continue to implement and improve the speed and quality of its information decision support systems, management decisions, reporting systems, procedures and controls. PeopleSoft's personnel, procedures, systems and controls may not be adequate to support its future operations.

PEOPLESOFT MAY BE DEPENDENT ON KEY PERSONNEL

        PeopleSoft believes that its future prospects will depend in large part upon its ability to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel. PeopleSoft continues to hire additional sales, services and technical personnel. However, competition for personnel in the software industry is intense, and, at times, PeopleSoft has had difficulty locating candidates with appropriate qualifications within various desired geographic locations, or with certain industry-specific domain expertise. If PeopleSoft's competitors increase their use of non-compete agreements, the pool of available technical personnel may further narrow in certain jurisdictions, even if the non-compete agreements are ultimately unenforceable. The failure to attract, train, retain and manage productive sales and sales support personnel would have a material adverse effect on PeopleSoft's business, financial condition and results of operations.

        If PeopleSoft loses the services of one or more of its key employees, its business, operating results, financial condition or business prospects could be materially adversely affected. PeopleSoft has several programs in place to retain key personnel, including granting of stock options that vest annually over four or five years. A number of key employees have vested stock options with exercise prices lower than PeopleSoft's current stock price. These potential gains provide these employees the economic freedom to explore personal objectives both within and outside PeopleSoft, which may result in the loss of one or more key employees during the coming years.

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

        Since the fourth quarter of 1998, PeopleSoft has experienced turnover of several senior executives. PeopleSoft has hired or promoted qualified candidates to fill these positions. However, since the employees are new to the positions, it is possible that the newly hired or promoted employees will not easily transition into these leadership roles or be able to successfully lead PeopleSoft as it continues to grow.

CERTAIN THIRD PARTY PRODUCTS MAY NOT BE YEAR 2000 COMPLIANT

        PeopleSoft's internal business information systems are comprised primarily of the same commercial application software products it generally offers for license to customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of America as Year 2000 compliant. Therefore, PeopleSoft does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. Costs directly attributable to PeopleSoft's internal year 2000 initiative as currently estimated to at approximately $4.0 million. The amount spent to date is approximately $2.0 million. This estimate is comprised primarily of hardware and software required to complete Year 2000 testing within the enterprise and consulting fees.

        However, PeopleSoft uses other third party vendor network equipment, telecommunication products, and software products that may or may not be Year 2000 compliant. PeopleSoft currently is taking steps to address the impact, if any, of the Year 2000 issue surrounding these third party products. The failure of any critical technology components to operate properly in the Year 2000 could have a material adverse effect on PeopleSoft's business, financial condition and results of operations, and PeopleSoft may incur unanticipated expenses to remedy any problems.

THERE ARE RISKS ASSOCIATED WITH THE EUROPEAN MONETARY UNION ("EMU")

        Our internal business information systems are primarily comprised of the same commercial application software products generally offered for license by the Company to end user customers. PeopleSoft's latest software release (Release 7.5) contains EMU functionality that allows for dual currency reporting and information management. We are not aware of any material operational issues or costs that were incurred in preparing internal systems in advance of the EMU. However, since the Euro is not the sole legally required currency in any of the member nations until the year 2002, it is possible that all issues related to conversion to EMU have not surfaced yet, and may not have been adequately addressed. In addition, we utilize third party vendor network equipment and software products that may or may not yet be EMU compliant. Although PeopleSoft continues to take steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly under EMU may adversely affect business operations or require us to incur unanticipated expenses to remedy any problems.

        Our foreign exchange exposures to legacy sovereign currencies of the participating countries in the EMU became foreign exchange exposures to the Euro upon its introduction. Therefore, hedging transactions entered for exposures after January 1, 1999, are denominated in Euros and hedges to legacy currencies which were entered prior to December 31, 1998 were converted to Euros as applicable. Although we are not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, since complete conversion with the elimination of legacy currencies will not occur until 2002, it is possible conversion may yet result in problems, which may have an adverse impact on our business since we may be required to incur unanticipated expenses to remedy these problems.

THERE ARE RISKS ASSOCIATED WITH FACILITY EXPANSION

        PeopleSoft's continued growth has led to a significant increase in its number of employees. Commercial building vacancy rates have dropped significantly in many of the markets where PeopleSoft has significant operations. As a consequence, we expect to experience increasing difficulty in obtaining additional space to expand operations. The failure to either obtain space, or to obtain it on reasonably attractive commercial terms, may inhibit our ability to grow, or may otherwise adversely affect operations and financial results.

        Additionally, PeopleSoft may commit to real estate projects in order to expand operations to accommodate expected growth. These real estate projects typically have a lead time of over one year from the commitment date to occupancy. PeopleSoft's anticipated growth projections may not be realized, and therefore, PeopleSoft may incur increased fixed costs that cannot be recovered from operations, resulting in material reductions to net income and cash flows.

OUR STOCK PRICE IS VOLATILE AND THERE IS A RISK OF LITIGATION

        The trading price of PeopleSoft common stock has in past and may in the future be subject to wide fluctuations in response to factors such as the following:

        - revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community;

        - announcements of technological innovations by PeopleSoft or our competitors;

        - new products or the acquisition of significant customers by PeopleSoft or our competitors;

        - developments with respect to patents, copyrights or other proprietary rights of PeopleSoft or our competitors;

        - changes in recommendations or financial estimates by securities analysts;

        -       conditions and trends in the software industry generally;

        - adoption of new accounting standards affecting the software industry; and

        -       general market conditions and other factors.


        Further, the stock market has experienced in recent months and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology companies that often are not related to or are disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions have, and may continue to have, a material adverse effect on the trading price of PeopleSoft common stock. Fluctuations in the price of our common stock may expose PeopleSoft to the risk of securities class action lawsuits. As a result of the significant declines in the price of our common stock during the second half of fiscal 1998 and the first quarter of fiscal 1999, several such lawsuits were filed against PeopleSoft. Though PeopleSoft believes that these lawsuits are without merit, defending against them could result in substantial costs and a diversion of management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject PeopleSoft to significant liabilities. We cannot assure you that there will not be additional lawsuits in the future or that current or future lawsuits will not have a material adverse effect on our business, financial condition and results of operations.

THERE COULD BE ADVERSE EFFECTS OF POTENTIAL SECURITIES ISSUANCES

        If holders of warrants and/or options to purchase our common stock exercise any significant number of these securities and resell the underlying shares, the market price of our common stock could be materially adversely affected. At May 10, 1999, warrants to purchase 3,200,000 shares of our common stock were outstanding. As of May 10, 1999, these warrants had exercise prices above the current market price of PeopleSoft common stock. In addition, at March 31, 1999, there were outstanding exercisable options to purchase 14,296,550 shares of PeopleSoft common stock issued under employee stock plans, of which 10,959,236 had exercise prices below the current market price of PeopleSoft common stock.

PEOPLESOFT MAY NEED ADDITIONAL FINANCING

        PeopleSoft's short-term and long-term investments in marketable securities consist primarily of high quality municipal bonds, U.S. government securities, corporate debt securities and tax-advantaged money market funds. Although these investments have favorable credit ratings, it is possible that the issuers will default on their obligations, and PeopleSoft may lose principal and accrued interest. In times of growth, PeopleSoft's operating and investing activities may use more cash than they provide, thus requiring PeopleSoft to obtain additional sources of financing. In addition, PeopleSoft may need additional sources of financing for capital expenditures and material acquisitions of complementary businesses, products or technologies. PeopleSoft may be unable to obtain additional sources of financing on favorable terms, if at all.

                           PART II - OTHER INFORMATION

   Item 1. Legal Proceedings

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

   Third, the complaints allege that the Company misled the investing public as to the Company's future prospects and failed to disclose facts that it knew would result in decreased demand for its products and/or decreased operating margins. The complaints allege further that various officers and directors intended to profit thereby by artificially inflating the price of the Company's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appear to have been triggered by the Company's 1999 forecast issued on January 28, 1999, which indicated lower growth than experienced in prior years. The Company also announced that it was reducing its workforce by approximately 6%. Due to uncertainties in the current business environment, the Company no longer is forecasting financial results for 1999 or subsequent fiscal years.

    The hearing for the appointment of plaintiff's lead counsel is scheduled for May 4, 1999.

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

         None


   Item 5. Other Information

          None

   Item 6. Exhibits and Reports on Form 8 - K

           (a)   Exhibits

             10.1 Amended and Restated 1989 Stock Option Plan and forms of option agreements thereunder

             10.2 1992 Employee Stock Purchase Plan as amended to date, and form of subscription agreement thereunder

             27.1    Financial Data Schedule -March 31, 1999

           (b)   Reports on Form 8 - K

            No reports on Form 8 - K were filed during the quarter ended March 31, 1999.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  May 14, 1999


                                PEOPLESOFT, INC.


                                By: /s/ ALFRED J. CASTINO
                                    --------------------------------------------
                                    Alfred J. Castino
                                    Senior Vice President of Finance and
                                    Administration, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS


   EXHIBIT #                        EXHIBIT TITLE
   ---------                        -------------
   10.1             Amended and Restated 1989 Stock Option Plan and form of
                    option agreements thereunder

   10.2 1992 Employee Stock Purchase Plan as amended to date, and form of subscription agreement thereunder

   27.1             Financial Data Schedule - March 31, 1999