Form 10-Q
period 1999-06-30
PEOPLESOFT INC
filed 1999-08-16
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                         OUTSTANDING AT AUGUST 10, 1999
              -----                         ------------------------------
  Common Stock, par value $.01                       243,246,739


================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I      FINANCIAL INFORMATION

            ITEM 1 - Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of December 31,      3
            1998 and June 30, 1999

            Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1998 and June 30, 1999    4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and June 30, 1999              5

            Notes to Condensed Consolidated Financial Statements          6

            ITEM 2 - Management's Discussion and Analysis of             10
            Financial Condition and Results of Operations

PART II     OTHER INFORMATION

            ITEM 1 -  Legal Proceedings
                                                                         31
            ITEM 2 -  Changes in Securities and Use of Proceeds
                                                                         32
            ITEM 3 -  Defaults upon Senior Securities
                                                                         32
            ITEM 4 -  Submission of Matters to a Vote of Security
                      Holders                                            32

            ITEM 5 -  Other Information
                                                                         32
            ITEM 6 -  Exhibits and Reports on Form 8 - K
                                                                         32

SIGNATURES                                                               34

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             DECEMBER 31,            JUNE 30,
                                                                 1998                  1999
                                                             ------------          ------------
           ASSETS
Current assets:
     Cash and cash equivalents                               $    480,086          $    309,842
     Short term investments                                       206,242               188,313
     Accounts receivable, net                                     385,413               341,469
     Deferred income taxes                                         53,346                62,349
     Other current assets                                          38,428                48,587
                                                             ------------          ------------
        Total current assets                                    1,163,515               950,560

Property and equipment, at cost                                   314,765               329,781
     Less accumulated depreciation and amortization              (128,509)             (157,345)
                                                             ------------          ------------
                                                                  186,256               172,436

Investments                                                        31,616                39,402
Deferred income taxes                                               7,814                 2,548
Acquired intangible assets and capitalized
  software, less accumulated amortization                          37,393                44,510
Other assets                                                       14,011                40,339
                                                             ------------          ------------
                                                             $  1,440,605          $  1,249,795
                                                             ============          ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                $    110,475          $     90,922
     Accrued compensation and related expenses                    109,284               128,865
     Income taxes payable                                          22,587                 1,437
     Deferred revenue                                             426,141               441,785
                                                             ------------          ------------
        Total current liabilities                                 668,487               663,009

Long term deferred revenue                                         89,393                91,915
Other long term liabilities                                        18,433                15,411

Stockholders' equity:
     Common stock                                                   2,339                 2,493
     Additional paid-in capital                                   324,332               386,704
     Cumulative translation adjustment                             (2,951)               (3,143)
     Dividend declared of Momentum Business                        78,622                     -
       Applications shares
     Retained earnings                                            261,950                93,406
                                                             ------------          ------------
                                                                  664,292               479,460
                                                             ------------          ------------
                                                             $  1,440,605          $  1,249,795
                                                             ============          ============


       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                      -----------------------------         -----------------------------
                                                         1998               1999               1998               1999
                                                      ----------         ----------         ----------         ----------
Revenues:
   License fees                                       $  148,525         $   57,892         $  285,459         $  134,463
   Services                                              171,997            248,696            312,737            476,954
   Development and other services                              -              5,649                  -              6,201
                                                      ----------         ----------         ----------         ----------
      Total revenues                                     320,522            312,237            598,196            617,618
Costs and expenses:
   Cost of license fees                                   11,040              8,936             22,236             20,870
   Cost of services                                       98,248            123,726            184,952            248,940
   Cost of development services                                -              5,236                  -              5,647
   Sales and marketing                                    81,379             92,087            151,344            171,984
   Product development                                    54,238             62,533             99,824            125,710
   General and administrative                             17,351             19,354             30,579             38,637
   Restructuring charge                                        -                  -                  -              4,355
   Contribution to Momentum
     Business Applications                                     -                  -                  -            176,409
                                                      ----------         ----------         ----------         ----------
      Total costs and expenses                           262,256            311,872            488,935            792,552
                                                      ----------         ----------         ----------         ----------
Operating income (loss)                                   58,266                365            109,261           (174,934)
Other income, interest expense and other                   4,922              4,440              8,408             11,314
                                                      ----------         ----------         ----------         ----------
      Income (loss) before income taxes                   63,188              4,805            117,669           (163,620)
Provision for income taxes                                23,987              1,851             44,714              4,924
                                                      ----------         ----------         ----------         ----------
Net income (loss)                                     $   39,201         $    2,954         $   72,955         $ (168,544)
                                                      ==========         ==========         ==========         ==========
Basic income (loss) per share                         $     0.17         $     0.01         $     0.32         $    (0.71)
                                                      ==========         ==========         ==========         ==========
Shares used in basic per share computation               228,001            240,479            226,748            238,224
                                                      ==========         ==========         ==========         ==========
Diluted income (loss) per share                       $     0.15         $     0.01         $     0.28         $    (0.71)
                                                      ==========         ==========         ==========         ==========
Shares used in diluted per share computation             258,969            247,308            257,635            238,224
                                                      ==========         ==========         ==========         ==========


       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                --------------------------------
                                                                    1998                1999
                                                                ------------        ------------
OPERATING ACTIVITIES
Net income (loss)                                               $     72,955        $   (168,544)
Adjustments:
   Depreciation and amortization                                      25,877              40,899
   Provision for doubtful accounts                                     7,937               2,887
   Provision for deferred income taxes                                (8,206)             (7,727)
   Changes in operating assets and liabilities:

      Accounts receivable                                           (128,737)             18,336
      Cash received from sales of accounts receivable                 78,842              22,931
      Other current assets and noncurrent assets                     (17,278)            (19,672)
      Accounts payable and accrued liabilities                        13,017             (20,828)
      Accrued compensation and related expenses                       25,239              19,492
      Deferred revenue                                                68,570              18,166
      Income taxes payable                                             3,436             (21,150)
      Long term liabilities                                                -              (3,022)
      Tax benefits from employee stock transactions                    8,813               3,626
                                                                ------------        ------------
   Net cash provided by (used in) operating activities               150,465            (114,606)


INVESTING ACTIVITIES
Purchase of investments                                              (45,346)           (187,408)
Sale of investments                                                    4,893             197,551
Purchase of property and equipment                                   (35,387)            (19,106)
Additions to capitalized software                                     (1,474)             (1,926)
                                                                ------------        ------------
   Net cash used in investing activities                             (77,314)            (10,889)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock options
  and issuances under stock purchase plan                             37,185              34,065
Distribution of Momentum Business
  Applications shares to PeopleSoft shareholders                           -             (78,622)
                                                                ------------        ------------
   Net cash provided by (used in) financing activities                37,185             (44,557)


Effect of foreign exchange rate changes on cash                         (724)               (192)
                                                                ------------        ------------
Net increase (decrease) in cash and cash equivalents                 109,612            (170,244)


Cash and cash equivalents at beginning of period                     215,784             480,086
                                                                ------------        ------------
Cash and cash equivalents at end of period                      $    325,396        $    309,842
                                                                ============        ============


       See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

        The information at June 30, 1998 and 1999 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

        Momentum Business Applications, Inc. ("Momentum Business Applications") was consolidated with the Company's results through March 15, 1999. The Consolidated Statement of Operations includes Momentum Business Applications' results through that date. The Consolidated Balance Sheet as of June 30, 1999 excludes the accounts of Momentum Business Applications.

        The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders (Form 10-K) for the year ended December 31, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.


2. PER SHARE DATA

        Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares of 17.7 million are excluded from the computation for the six month period ended June 30, 1999 as their effect is antidilutive. The following table sets forth the computation of basic and diluted income per share (in thousands except per share amounts):

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                            1998               1999               1998               1999
                                                           -------------------------             -------------------------

Numerator:
     Net income (loss)                                   $   39,201         $    2,954         $   72,955         $ (168,544)

Denominator:
     Denominator for basic income per share -
          weighted average shares                           228,001            240,479            226,748            238,244

      Employee stock options                                 26,861              6,822             26,940                  -
      Warrants                                                4,107                  7              3,947                  -

     Denominator for diluted income per share -
          adjusted weighted average shares and
          assumed exercises                                 258,969            247,308            257,635            238,244

Basic income (loss) per share                            $     0.17         $     0.01         $     0.32         $    (0.71)

Diluted income (loss) per share                          $     0.15         $     0.01         $     0.28         $    (0.71)

3. ACCOUNTS RECEIVABLE

        Accounts receivable are comprised of billed receivables arising from recognized and deferred revenues, and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. The Company does not require collateral for its receivables. Reserves are maintained for potential losses. For the three and six month periods ended June 30, 1998 and 1999 actual loss experience has been within management's estimates. Future credit losses may differ from the Company's estimates and could have a material impact on the Company's future results of operations. The principal components of accounts receivable at December 31, 1998 and June 30, 1999 were as follows (in thousands):

                                DECEMBER 31,          JUNE 30,
                                    1998                1999
                                ------------        ------------
Billed receivables              $    306,995        $    252,524
Unbilled  receivables                118,419             129,119
                                ------------        ------------
                                     425,414             381,643
Allowance for doubtful
  accounts                           (40,001)            (40,174)
                                ------------        ------------
                                $    385,413        $    341,469
                                ============        ============

4. DEFERRED REVENUE

        Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Due to uncertainties surrounding product acceptance in the second quarter of 1999, the Company deferred revenue totaling approximately $10 million for two business units. The Company has not yet determined the date that such revenue can be recognized. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods on or after July 1, 2000. The principal components of deferred revenue at December 31, 1998 and June 30, 1999 were as follows (in thousands):

                                   DECEMBER 31,        JUNE 30,
                                       1998              1999
                                   ------------      ------------
License fees                       $     67,765      $     72,827
Maintenance                             310,049           346,858
Training                                 76,696            62,294
Other services                           61,024            51,721
                                   ------------      ------------
                                        515,534           533,700
Less: Long term deferred revenue         89,393            91,915
                                   ------------      ------------
                                   $    426,141      $    441,785
                                   ============      ============


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

6.  FOREIGN CURRENCY TRANSLATION

        The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in Other income, interest expense and other on the Condensed Consolidated Statements of Operations. Through the second quarter of 1999, such gains and losses have not been significant.

        The Company has a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company currently settles all of its hedge contracts on the last day of the second month of each quarter and concurrently opens new contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.1 million for the three month period ended June 30, 1998. No net losses from settled contracts were recorded for the three month period ended June 30, 1999. The Company recorded net losses from settled contracts of $1.0 million and $0.4 million for the six month periods ended June 30, 1998 and 1999, respectively. At December 31, 1998 and June 30, 1999, hedge positions totaled $11.0 million and $20.7 million, respectively. At June 30, 1999, the Company had forward foreign exchange contracts denominated in Euros, Singapore dollars and New Zealand dollars. At June 30, 1999, each of these contracts has a maturity date of September 2, 1999 and a book value that approximates market value. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

        In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposures resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have occurred through June 30, 1999. These hedges will only be undertaken should the Company deem them necessary to protect the U.S. dollar value of the underlying exposure. The Company expects that hedges of such anticipated transactions and translation exposures will be done in the future using forward and option contracts.

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

                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                          JUNE 30,                                    JUNE 30,
                                               --------------------------------           --------------------------------
                                                 1998                  1999                  1998                 1999

Revenues from unaffiliated customers
  Domestic operations ..................      $   274,142           $   236,258           $   510,643          $   487,517
  International operations .............           46,380                75,979                87,553              130,101
                                              -----------           -----------           -----------          -----------
  Consolidated .........................      $   320,522           $   312,237           $   598,196          $   617,618
Operating income (loss)
  Domestic operations ..................      $    60,149           $    (9,064)          $   107,092          $  (188,102)
  International operations .............           (1,883)                9,429                 2,169               13,168
                                              -----------           -----------           -----------          -----------
  Consolidated .........................      $    58,266           $       365           $   109,261          $  (174,934)
Identifiable assets
  Domestic operations ..................      $   987,387           $ 1,089,846           $   987,387          $ 1,089,846
  International operations .............          139,440               159,949               139,440              159,949
                                              -----------           -----------           -----------          -----------
  Consolidated .........................      $ 1,126,827           $ 1,249,795           $ 1,126,827          $ 1,249,795


8. BUSINESS COMBINATIONS

        In May 1999, the Company acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. ("TriMark"). The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. This enterprise software application automates the complete cycle of the insurance contract. The Company paid an aggregate purchase price of $29.9 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements since the acquisition date, and the assets and liabilities have been recorded based upon their fair values at the date of acquisition. Significant components of the $29.9 million purchase price included issuance of common stock with a fair value of $18.1 million, issuance of common stock options to TriMark employees with a fair value of $8.2 million, and forgiveness of debt of $3.6 million.

        The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets:
$10.6 million to completed product and technology, $4.9 million to customer list, $.4 million to assembled workforce, and $14.1 million to goodwill. The capitalized intangible assets will be amortized over their estimated useful lives of three to five years.

        In performing this allocation, the Company considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of TriMark's product. The Company determined that technological feasibility had been reached for the Transcend product prior to the date of acquisition and therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using discount rate of 20% for developed technology. This discount rate was determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.


9. SUBSEQUENT EVENTS

        The acquisition of Distinction Software, Inc. ("Distinction") was completed in early August 1999 with the Company acquiring all of Distinction's outstanding equity interests for approximately $12 million in common stock. The transaction will be recorded in the Company's third quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, if applicable, based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development but believes it will not be a significant portion of the purchase price.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations:

                       FOR THE THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------


              PERCENTAGE OF
             TOTAL REVENUES                                                               PERCENTAGE
      --------------------------                                                         DOLLAR CHANGE
      1998                  1999                                                        YEAR OVER YEAR
      ----                  ----                                                        --------------
                                          Revenues:
       46%                   18%             License fees                                     (61)%
        54                    80             Services                                          45
       N/A                     2             Development services                             N/A
       ---                   ---                                                              ---
       100                   100                  Total revenues                               (3)
                                          Costs and expenses:
         3                     3             Cost of license fees                             (19)
        31                    40             Cost of services                                  26
       N/A                     2             Cost of development services                     N/A
        26                    29             Sales and marketing                               13
        17                    20             Product development                               15
         5                     6             General and administrative                        12
       ---                   ---                                                              ---
        82                   100                  Total costs and expenses                     19
       ---                   ---                                                              ---
        18                     0          Operating income (loss)                             (99)
         2                     2          Other income                                        (10)
       ---                   ---                                                              ---
        20                     2             Income (loss) before income taxes                (92)

         8                     1          Provision for income taxes                          (92)
       ---                   ---                                                              ---
        12%                    1%         Net income (loss)                                   (92)%
       ===                   ===                                                              ===

                        FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

             PERCENTAGE OF
             TOTAL REVENUES                                                                       PERCENTAGE
      --------------------------                                                                DOLLAR CHANGE
      1998                  1999                                                                YEAR OVER YEAR
      ----                  ----                                                                --------------
                                            Revenues:
       48%                   22%               License fees                                          (53)%
        52                    77               Services                                               53
       N/A                     1               Development services                                  N/A
       ---                   ---                                                                     ---
       100                   100                  Total revenues                                       3
                                            Costs and expenses:
         4                     3               Cost of license fees                                   (6)
        31                    40               Cost of services                                       35
       N/A                     1               Cost of development services                          N/A
        25                    28               Sales and marketing                                    14
        17                    20               Product development                                    26
         5                     6               General and administrative                             26
       N/A                     1               Restructuring charge                                  N/A
       N/A                    29               Contribution to Momentum Business Applications        N/A
       ---                   ---                                                                     ---
        82                   128                 Total costs and expenses                             62
       ---                   ---                                                                     ---
        18                   (28)           Operating income (loss)                                 (260)
         1                     2            Other income                                              35
       ---                   ---                                                                     ---
        19                   (26)              Income (loss) before income taxes                    (239)
         7                     1            Provision for income taxes                               (89)
       ---                   ---                                                                     ---
        12%                  (27)%          Net income (loss)                                       (331)%
       ===                   ===                                                                     ===


A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:


                                                                       PERCENTAGE OF
            EMPLOYEE COUNT                                            TOTAL EMPLOYEES          PERCENTAGE
      -------------------------                                   ----------------------         CHANGE
       12/31/98        6/30/99                                    12/31/98       6/30/99     SINCE 12/31/98
       --------        -------                                    --------       -------     --------------
         3,601          3,367       Services                         51%            52%             (6)%
         1,509          1,099       Sales and marketing              22             17             (27)
         1,332          1,475       Product development              19             23              11
           590            544       General and administrative        8              8              (8)
           ---            ---                                       ---            ---             ---

         7,032          6,485       Total                           100%           100%             (8)%
         =====          =====                                       ===            ===             ===


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

        Revenues from licensing fees decreased by 61% from $148.5 million in the three month period ended June 30, 1998 to $57.9 million for the same period in 1999. Year to date, licensing fees decreased 53% from $285.5 million in 1998 to $134.5 million in 1999. The decrease in license fee revenues was attributable to an industry wide slowdown in customer license sales, in part as a result of Year 2000 projects in process at many organizations, as well as those other factors described in Factors That May Affect Future Results. In addition, due to uncertainties arising from product related issues in the second quarter of 1999, the Company deferred revenue totaling approximately $10 million for two business units. The Company has not yet determined the date that these revenues can be recognized. Additional deferred revenues may result in future quarters for any sales contracts which the Company believes may be impacted by certain product related issues. In the first half of 1999, the Company's deferred license revenue increased by $5.1 million, due primarily to the $10 million of deferrals related to product related issues, partially offset by other items.

        The reported deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances. As of December 31, 1998 and June 30, 1999, $29.2 million and $29.5 million in unbilled receivables was netted against deferred license revenue, respectively.

        Revenues from services increased by 45% from $172.0 million in the three month period ended June 30, 1998 to $248.7 million for the same period in 1999. Year to date service revenues increased by 53% from $312.7 million in 1998 to $477.0 million in 1999. Service revenues as a percentage of total revenues were 54% and 80% for the quarters ended June 30, 1998 and 1999, respectively and 52% and 77% for the six months ended June 30, 1998 and 1999, respectively. The increase in the relative percentage of service revenues to total revenues in these periods was attributable to three primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services from approximately 2,545 customers as of June 30, 1998 to 3,150 as of June 30, 1999, $110.7 million increase in consulting revenue, as a result of expanded demand for the Company's consulting services in enterprise implementation projects, and the decrease in license revenue of 61% and 53% in the three and six month periods ended June 30, 1999, respectively.

        Per the terms of the development contract with Momentum Business Applications, the Company performed development services on behalf on Momentum Business Applications during the first half of 1999. The Company recognized $5.6 million and $6.2 million for such services during the three and six month periods ended June 30, 1999. Momentum Business Applications pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. The Company recognized this as revenue from development services.

        Total revenues decreased from $320.5 million in the three month period ended June 30, 1998 to $312.2 million for the same period in 1999. Year to date total revenues increased 3% from $598.2 million in 1998 to $617.6 million in 1999. For the quarters ended June 30, 1998 and 1999, the Company's international revenues were approximately 14% and 24% of total revenues, respectively. Revenues from international operations increased 64% from $46.4 million in the three month period ended June 30, 1998 to $76.0 million in the same quarter in 1999. The revenues from Europe represented 12% of total revenues. No other region had revenues greater than 10% of total revenues. The dollar increase in international revenues resulted from expanded international operations and the introduction of Release 7.5, which incorporated additional global features and functionality.

COSTS AND EXPENSES

        Cost of license fees consists principally of royalties, technology access fees for certain third party software products and amortization of capitalized software development costs. Cost of license fees decreased 19% from $11.0 million in the three month period ended June 30, 1998 to $8.9 million for the same period in 1999, representing 3% of total revenues in each quarter and 7% and 15% of license fee revenues in each quarter, respectively. The Company billed $2 million of royalty costs to Momentum Business Applications in the second quarter, representing the royalty costs incurred for products now licensed from Momentum Business Applications. Cost of license fees in the six month period ended June 30, 1998 and 1999 were $22.2 million and $20.9 million, respectively and represented 4% and 3% of total revenues and 8% and 16% of license fee revenues in the six month period ended June 30, 1998 and 1999, respectively. Royalty costs in the first quarter of 1998 included a one time $2.5 million buy out of royalty fees related to providing certain technology embedded in Release 7.5 to its existing customer installed base. Cost of license fees for each of the three and six month periods ended June 30, 1999 includes $1.4 million per quarter in amortization of purchased software acquired through the business combination with Intrepid Systems, Inc. in October 1998. The Company expects to amortize approximately $1.4 million per quarter through the third quarter of 2003 for this software. An additional $.4 million in amortization of purchased software was incurred during the quarter ended June 30, 1999 related to intangible assets acquired in the business combination with TriMark Technologies, Inc. The Company expects to amortize $.7 million per quarter through the second quarter of 2003. However, in the event the related forecasted revenues are not realized, the related capitalized amounts of the software purchased in the above business combinations may be expensed over a shorter period. Cost of license fees has grown as a percentage of license revenues due to royalty agreements related to OLAP tools embedded within the Company's products and royalties related to the Student Administration and Treasury products. The Company's system solutions are based on a combination of internally developed technology and application software products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software development and purchase costs and fixed dollar royalty agreements. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

        Cost of services consists principally of expenses relating to consulting, customer care center administrative support, account management field support, training, and product support. These costs increased 26% from $98.2 million in the three month period ended June 30, 1998 to $123.7 million for the same period in 1999, representing 31% and 40% of total revenues in each quarter, respectively; and 57% and 50% of service revenues in each of those quarters, respectively. Costs increased by 35% from $185.0 million in the six month period ended June 30, 1998 to $248.9 million for the same period in 1999, representing 31% and 40% of total revenues and 59% and 52% of services revenues in those periods, respectively. The increase in cost of services is due to significant expansion of the Company's customer service resources, including consulting, telephone support, training, and customer care center administrative support. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years in response to customer demand. The decrease of cost of services as a percentage of service revenues is due to cost containment and efficiency initiatives. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of total revenues and service revenues, in future periods.

        Sales and marketing expenses increased by 13% from $81.4 million in the three month period ended June 30, 1998 to $92.1 million for the same period in 1999, representing 26% and 29% of total revenues in each period, respectively. These expenses increased by 14% from $151.3 million in the six month period ended June 30, 1998 to $172.0 million for the same period in 1999, representing 25% and 28% of total revenues in each period, respectively. Sales and marketing expenses may increase as a percentage of total revenues in future periods as the Company increases its marketing and advertising costs. In addition, the Company may choose to invest in sales resources for new product areas(1).

        Software product development expenses increased by 15% from $54.2 million in the three month period ended June 30, 1998 to $62.5 million for the same period in 1999, representing 17% and 20% of total revenues in each quarter, respectively. These expenses increased by 26% from $99.8 million in the six month period ended June 30, 1998 to $125.7 million for the same period in 1999, representing 17% and 20% of total revenues in each period, respectively. Software product development expenditure consists of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives in the following areas: (i) expansion and enhancement of the Company's core software product offerings in the areas of Enterprise Performance Management, internet focused enhancements to the eBackbone such as eCommerce capabilities and HTML clients, internet based communities, HRMS, Financial Management Systems, and Distribution/Materials Management Systems and Supply Chain Management software; (ii) the enhancement of the Company's platform development, certification, software product testing and overall release management capabilities; (iii) the continued enhancement of the Company's client/server and internet architectures including its software development tools and the integration of these tools with various third party purchased or licensed technologies; (iv) the localization and translation of certain versions of the Company's software products for specific foreign markets; and (v) the development of certain industry market products and versions of its core products suitable to the unique needs of customers within certain industries.

        General and administrative expenses increased 12% from $17.4 million in the three month period ended June 30, 1998 to $19.4 million for the same period in 1999, representing 5% and 6% of total revenues in each quarter, respectively. These expenses increased by 26% from $30.6 million in the six month period ended June 30, 1998 to $38.6 million for the same period in 1999, representing 5% and 6% of total revenues respectively. The increase in general and administrative expenses resulted primarily from the 4% increase in the staffing from June 30, 1998 to support the Company's growth. Additionally, included in the first half of 1999 are legal expenses, facilities project costs, and additional bad debt write offs which were greater than the prior period.

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

        During 1998, PeopleSoft formed a new company, Momentum Business Applications, to select and develop certain software application products, and to commercialize such products, most likely through licensing to the Company. The Company contributed $250.0 million to Momentum Business Applications and distributed all of the outstanding shares of Momentum Business Applications Class A Common Stock to the Company's shareholders. At December 31, 1998, the Company recorded a dividend for the stock distribution based on the fair value of Momentum Business Applications stock on the date of the distribution. Momentum Business Applications was consolidated with the Company's financial position, results of operations and cash flows as of December 31, 1998. During the first quarter of 1999, Momentum Business Applications no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less the $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million and other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

        Operating margins for the three month period ended June 30, 1999 decreased to 0.1% compared to 18.2% for the same period last year. Operating margins for the six month period ended June 30, 1999 decreased to .9% (excluding the impact of the charges related to Momentum Business Applications and the reduction in force) compared to 18.3% for the same period in 1998.

        Other income, consisting primarily of interest, decreased from $4.9 million in the three month period ended June 30, 1998 to $4.4 million for the same quarter in 1999, and increased from $8.4 million in the six month period ended June 30, 1998 to $11.3 million for the same period in 1999. The year to date increase was due to higher average cash balances and higher pre-tax return on investments based on a shift into higher yield taxable securities. The Company expects other income to continue to decrease in the future due to the $250 million cash contribution to Momentum Business Applications, which was consolidated with the Company's results through March 15, 1999 but is excluded from the Company's consolidated financial position after that date.

TRIMARK TECHNOLOGIES, INC ("TriMark")

        In May 1999, the Company acquired the assets and assumed certain liabilities of TriMark. The Company paid an aggregate purchase price of $29.9 million. The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. This enterprise software application automates the complete cycle of the insurance contract.

        The Company allocated the purchase price to the fair value of the net tangible assets and identified intangible assets acquired. In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of TriMark's product. The Company determined that technological feasibility had been reached for the Transcend product prior to the date of acquisition and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using discount rate of 20% for developed technology. This discount rate was determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.


PROVISION FOR INCOME TAXES

        The Company's income tax provision decreased from $24.0 million in the three month period ended June 30, 1998 to $1.9 million for the same quarter in 1999, and decreased from $44.7 million in the six month period ended June 30, 1998 to $4.9 million for the same period in 1999. The effective tax rate was 38% and 38.5% for the six months ended June 30, 1998 and 1999 respectively, excluding the impact of non-recurring charges and adjustments related to Momentum Business Applications and the staff reductions completed in the first quarter. The net deferred tax assets at June 30, 1999 were $64.9 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

EARNINGS PER SHARE

        The Company's earnings (loss) per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Basic earnings (loss) per share decreased from $0.17 in the three month period ended June 30, 1998 to $ 0.01 for the same period in 1999 and from $0.32 for the six month period ended June 30, 1998 to ($0.71) for the same period in 1999. Diluted earnings per share decreased from $0.15 in the three month period ended June 30, 1998 to $0.01 per share for the same period in 1999. Diluted earnings (loss) per share was the same as basic earnings (loss) per share for the first six months of 1999 since all stock options and warrants were antidilutive. Excluding the impact of the charges related to Momentum Business Applications and the reduction in force, diluted earnings per share would have been $0.04 for the six months ended June 30, 1999 compared to $0.28 for same period in 1998. Earnings per share for the six months ended June 30, 1999 decreased as a result of the decrease in net income from $73.0 million for the six month period ended June 30, 1998 to $10.5 million for the same period of 1999 (excluding the impact of the charges related to Momentum Business Applications and the reduction in force, net of the related tax impact of these charges). Shares outstanding during the remainder of 1999 will be impacted by at least the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the potential exercise during the fourth quarter of 1999 of warrants for approximately 3.2 million shares; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per share computation; and, (iv) the issuance of common stock to complete the acquisition of Distinction Software (see BUSINESS COMBINATIONS below), and to affect other business combinations should the Company enter into such transactions.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities used cash of $114.6 million during the six month period ended June 30, 1999, compared to generating $150.5 million in the same period in 1998. Excluding the cash contribution to Momentum Business Applications (net of the dividend), the cash provided by operations for the first six months of 1999 would have been $61.8 million. The cash provided from operations was primarily a result of net income of $10.5 million (excluding the tax effected impact of the charges related to Momentum Business Applications and the reduction in force) plus the non-cash charges for amortization and depreciation of $40.9 million.

        The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of the quarter-end accounts receivable to the sum of quarterly revenues and the net change in quarter-end current deferred revenues, multiplied by 90. The Company believes this calculation is appropriate because license fees are typically billable regardless of whether revenue has been recognized or deferred. Under this method, DSO was 86 days as of June 30, 1998, 88 days as of December 31, 1998 and 98 days as of June 30, 1999. The increase in the DSO was primarily due to the decline in customer financing from $51.9 million and $76.2 million in the second and fourth quarters of 1998, respectively to $8.3 million in the second quarter of 1999. Additionally the change in the revenue mix towards services and more timely billing of upcoming maintenance periods has resulted in higher accounts receivable and deferred maintenance. Since billing terms of the Company's agreements typically are spread out over a sequence of events (including contract execution through standard acceptance) or dates that generally span four to nine months, and contracting activity is concentrated at the end of each quarter, the Company anticipates that its DSO will continue to be substantial in future periods.

        During the first six months of 1998 and 1999, the Company's principal use of cash for investing activities included net purchases of investments and property and equipment, comprised of computer and network equipment, to accommodate facility expansions and to support the Company's growing training capacity requirements. During 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and lease back a substantial portion of the premises. Additionally, the Company purchased two parcels of land for $50.0 million during 1998. These transactions were structured as a like-kind exchange for tax purposes and, therefore do not impact immediate cash flow. The Company is committed to lease facilities worth $110.0 million, which will be constructed on one of the sites. The construction is expected to be completed in the first quarter of 2000. The lease term is for five years with the option to purchase the building for $110.0 million at the end of the lease term. The Company also entered into a five year lease for a new facility in Pleasanton, California in 1998. The lessor funded $70.0 million for the construction of this facility, which was completed in the fourth quarter of 1998. The Company has an option to purchase the building at the end of the lease term for $70.0 million. In the event the Company exercises either or both of the options to purchase these buildings at the end of the terms of the respective arrangements, the Company plans on utilizing cash flow from operations to fund the purchase(s), however there can be no assurance that in the future the Company will have sufficient cash flows from operations.

        Financing activity for the first six months of 1998 and 1999 related to the proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program. The Company believes granting stock options is essential to its ability to attract and retain key employees who are critical to the Company's success. The Company anticipates that it will continue to grant a significant number of options each year. The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. If the stock price stays the same or decreases in value, there can be no assurance that employee stock activity will continue to generate substantial funds in the future. Additionally, during the first quarter of 1999, the distribution of Momentum Business Applications shares was made to PeopleSoft shareholders.

        As of June 30, 1999, the Company had $287.6 million in working capital, including $309.8 million in cash and cash equivalents, and $188.3 million in short term investments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. The Company believes that existing cash and short term investment balances, proceeds from sales of stock under the employee purchase plan and stock option exercises, potential proceeds from issuance of stock for warrants, and potential cash flow from operations will be sufficient to meet its operating cash requirements, at least through the third quarter of 2000(1).

BUSINESS COMBINATIONS

        The acquisition of Distinction Software, Inc. ("Distinction") was completed in early August 1999 with the Company acquiring all of Distinction's outstanding equity interests for approximately $12 million in common stock. The transaction will be recorded in the Company's third quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, if applicable, based on their fair values. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development but believes it will not be a significant portion of the purchase price.

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

        Costs directly attributed to the Company's internal Year 2000 initiative, are currently estimated at approximately $4.0 million. The amount spent to date is approximately $2.8 million. This estimate is comprised primarily of the costs of hardware and software required to complete Year 2000 testing within the enterprise and consulting fees. This cost estimate excludes internal resource costs for individuals outside of the PMO, however, these costs are not considered to be material.

        The Company, which was established in 1987, is a relatively new company that does not have the level of exposure to Year 2000 issues as many older companies. There are no legacy mainframe applications within the organization. The Company's commercial application software products generally offered for license by the Company are also used to develop internal business information systems within the enterprise. In addition, third party software, hardware, and telecommunication products are also used for the development of the Company's systems. As a matter of strategic direction, the Company attempts to utilize the most recent release versions/models of in-house and third party products. With respect to embedded systems consisting of facilities, utilities, and third-party interfaces on which the enterprise is dependent but does not have direct control, the Company is in the process of developing detailed contingency plans for its core support centers. The Company currently anticipates that the approach described above will enable it to achieve Year 2000 readiness with respect to its critical internal processes and therefore, the Company does not expect that Year 2000 issues will have a material adverse impact on the Company's financial condition(1). However, because of the vast scope of potential Year 2000 issues, the Company cannot be certain to what extent the Company may be impacted.

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

FINANCIAL RISK MANAGEMENT

Foreign Exchange

        The Company's revenue originating outside the United States was 21% of total revenues in the first six months of 1999 and 15% for the same period in 1998. International sales from each geographic region were less than 10% of total revenues for the six month period ended June 30, 1999. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

        The Company has a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company currently settles all of its hedge contracts on the last day of the second month of each quarter and concurrently opens new contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.1 million for the three month period ended June 30, 1998. No net losses from settled contracts were recorded for the three month period ended June 30, 1999. The Company recorded net losses from settled contracts of $1.0 million and $0.4 million for the six month periods ended June 30, 1998 and 1999, respectively. At December 31, 1998 and June 30, 1999, hedge positions totaled $11.0 million and $20.7 million, respectively. At June 30, 1999, the Company had forward foreign exchange contracts denominated in Euros, Singapore dollars and New Zealand dollars. At June 30, 1999, each of these contracts has a maturity date of September 2, 1999 and a book value that approximates market value. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

--------
(1) Forward looking statement

        For the six month periods ended June 30, 1998 and 1999, the Company's revenues in the Asia/Pacific region, which includes Far East countries and Australia and New Zealand, were less than 5% of total revenues. As of June 30, 1999, less than 5% of the Company's assets are in the Asia/Pacific region. To date, the Company's operations in the region are generating losses and negative cash flows. As the Asia/Pacific currencies devalue, the translated loss reported on the consolidated financial statements decreases. In addition, such currency devaluations cause the Company's U.S. dollar cash funding requirements of these foreign subsidiaries to decrease.

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

        The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At June 30, 1999, the average maturity of the Company's investment securities was approximately four months. No investment securities had maturities exceeding two years. The following table presents certain information about the Company's financial instruments at June 30, 1999 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at June 30, 1999:

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

(DOLLARS IN MILLIONS)                   1 YEAR OR     MORE THAN    TOTAL        FAIR VALUE
                                        LESS          1 YEAR                    3/31/99
Available-for-sale securities           $281.0        $39.4        $320.4       $320.3
Weighted average interest rate             3.8%         4.4%


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

PEOPLESOFT COULD EXPERIENCE FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

        PeopleSoft's revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. License fee revenues in any quarter depend substantially upon PeopleSoft's total contracting activity and its ability to recognize revenue in that quarter in accordance with its revenue recognition policies. PeopleSoft's contracting activity is difficult to forecast for a variety of reasons, including the following:

        o a significant portion of PeopleSoft's license agreements are completed within the last few weeks of each quarter;

        o PeopleSoft's sales cycle is relatively long and increasingly variable since PeopleSoft has broadened its marketing emphasis to include software product solutions for each customer's overall business, thus increasing the financial value of individual transactions and the complexity of the customer selection, negotiation and approval process;

        o       the size of license transactions can vary significantly;

        o customers may postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

        o customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult, even after selection of a vendor; and

        o the number, timing and significance of software product enhancements and new software product announcements by PeopleSoft and its competitors may affect purchase decisions.

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

        Several factors may require PeopleSoft to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, including:

        o whether the license agreement relates entirely to then currently undeliverable software products;

        o whether enterprise transactions include both software products that are then currently deliverable and software products that are still under development or other undeliverable elements (If PeopleSoft enters into a license agreement to provide both software product categories, then, in order to recognize revenue on currently delivered products under the license agreement, it must be able to establish separate values for all elements under the license agreement, and the license agreement and supporting schedules must contain precise contractual provisions consistent with generally accepted accounting principles ("GAAP"));

        o whether the customer demands services that include significant modifications, customizations or complex interfaces;

        o whether the license agreement includes non-standard acceptance criteria that may preclude revenue recognition prior to customer acceptance or if there are identified product related issues; and

        o whether the license agreement includes fees with extended payment terms or fees that depend upon acceptance of services or other contingencies.

        Because of the factors listed above and other specific requirements under published GAAP standards for software revenue recognition, PeopleSoft must have very precise terms in its license agreements in order to recognize revenue when it initially delivers software. Although PeopleSoft has a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, it must often negotiate and revise certain terms and conditions in large enterprise transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, sometimes PeopleSoft does not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed. In addition, PeopleSoft deferred approximately $10 million of license fees in the second quarter of 1999 due to uncertainty arising from certain product related issues. There is no assurance that such deferrals will not recur in future quarters including the third and fourth quarters of 1999, and such deferrals may have a significant impact on earnings for future quarters and years.

        Variances or slowdowns in PeopleSoft's prior quarter contracting activity may impact its current and future service revenues since service revenues typically lag license fee revenues. PeopleSoft's ability to maintain or increase service revenue (such as fees derived from consulting, training and maintenance services) primarily depends on its ability to increase the number of its licensing agreements. In particular, the significant decrease in license revenues in 1999 versus the prior year may have a significant impact on service revenues and earnings in the second half of 1999.

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

THERE ARE RISKS ASSOCIATED WITH CREATION OF MOMENTUM BUSINESS APPLICATIONS

        PeopleSoft faces a number of risks as of a result of the creation of Momentum Business Applications and the distribution of the Momentum Business Applications Class A Common Stock to PeopleSoft stockholders. These include:

        o PeopleSoft has less control over important research and development projects. PeopleSoft and Momentum must agree on project selection, budgets, timetables and specifications for each project and Momentum will be responsible for overseeing the actual product development.

        o PeopleSoft contributed a substantial portion of its cash reserves to Momentum. As a result, PeopleSoft's credit rating may be adversely affected and its ability to raise additional funds may be impaired. In addition, the Company has increased risk of having insufficient cash resources to address adverse conditions that may impact its business results.

        o PeopleSoft may lose the tax benefits associated with the research and development expenditures on the projects pursued by Momentum. Though PeopleSoft may be able to recapture these benefits if it chooses to acquire Momentum, it will likely face restrictions on the amount and timing of its utilization of these tax benefits.

        o If PeopleSoft chooses to acquire Momentum, it will likely be required to record significant accounting charges relating to acquisition of in-process research and development and amortization of goodwill.


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

THERE IS INTENSE COMPETITION IN THE INDUSTRY

        The market for business application software has been intensely competitive for the past 18 months and is currently intensifying. PeopleSoft competes with a variety of software vendors. Although PeopleSoft believes its success has been due in part to its early emphasis on the client/server architecture, virtually all of PeopleSoft's competitors now offer software products based on a client/server architecture. Consequently, PeopleSoft must differentiate itself through different or more subtle architectural and technological factors, including: internet focused application development; enterprise software product breadth and individual product features; service reputation; product flexibility; ease of implementation; international software product version availability and support; and price. Price competition has significantly increased over the past year and this trend may continue in the future.

        In the enterprise application software market, PeopleSoft faces significant competition from SAP and Oracle and, to a lesser degree, J.D. Edwards, Dun & Bradstreet Software (now operating as two separate divisions of Geac Computer Systems, Inc.), Computer Associates International, Inc. and other companies such as System Software Associates who previously focused primarily on the AS/400 marketplace. In addition, the Company faces increasing competition from internet focused application vendors. In this market, the chief competitive factors include:

        o the breadth and completeness of the enterprise solution offered by each vendor, and the competitive advantages the solution offers to its customers;

        o the extent of software product integration across the enterprise solution; and

        o the availability of localized software products and technical support in key markets outside the United States.

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

        In addition, since it acquired Red Pepper Software in the fourth quarter of 1996, PeopleSoft has competed in the emerging enterprise resource optimization software solutions market. PeopleSoft's current and potential competitors in this market include:

        o companies such as i2 Technologies, Manugistics and Numetrix Software, which have developed or are attempting to develop advanced planning and scheduling software products that complement or compete with MRP (material requirements planning) solutions;

        o other companies that provide specialized planning and scheduling software for niche markets, including Chesapeake Systems, Waterloo Manufacturing Software, MAPICS, Inc., and Marcam Solutions, Inc.;

        o other business application software vendors that may broaden their product offerings by internally developing (such as SAP's initiatives in this area), acquiring (such as Baan's acquisitions of Berclain Group, Inc. and Antalys, Inc.) or partnering with independent developers of advanced planning and scheduling software;

        o internal development efforts by potential customers' corporate information technology departments; and

        o companies offering standardized or customized products on mainframe and/or mid-range computer systems.

        PeopleSoft also competes with: providers of HRMS software products, including Cyborg Systems, Lawson Associates, Integral Systems, Inc., InPower, Inc. and Ceridian: and providers of financial management systems software products, including Computron Software, Inc., Flexiware International, Hyperion Software, Lawson Associates and other smaller companies.

        In addition, PeopleSoft competes with numerous small firms who offer products across its product lines with either new or advanced features than may not yet be available from PeopleSoft.

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

        Intense competition could lead to increased price competition in the market, forcing PeopleSoft to reduce prices. As a result, PeopleSoft's gross margins may decline and it may lose market share which, in turn, could have a material adverse effect on PeopleSoft's business, financial condition and results of operations. During 1998 and continuing into 1999, certain competitors became more aggressive with their product pricing reductions, payment terms and/or issuance of contractual implementation terms or guarantees. PeopleSoft may be unable to continue to compete successfully with its existing competitors or to compete successfully with new competitors.

THERE ARE RISKS ASSOCIATED WITH BUSINESS COMBINATIONS

        As part of its overall strategy, PeopleSoft plans to continue to acquire or invest in complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

        o the difficulty of assimilating the operations and personnel of the combined companies;

        o the risk that PeopleSoft may not be able to integrate the acquired technologies or products with its current products and technologies;

        o       the potential disruption of PeopleSoft's ongoing business;

        o       the inability to retain key technical and managerial personnel;

        o the inability of management to maximize the financial and strategic position of PeopleSoft through the successful integration of acquired businesses;

        o decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets;

        o       adverse impact on PeopleSoft's annual effective tax rate;

        o       dilution of existing equity holders;

        o difficulty in maintaining controls, procedures, and policies; potential adverse impact on the PeopleSoft's relationships with partner companies or third party providers of technology or products;

        o the impairment of relationships with employees and customers as a result of any integration of new personnel; and

        o issues with product quality architecture, legal contingencies, product development issues, or other significant issues that may not be detected through the Company's due diligence process.

        In addition, PeopleSoft may not qualify for pooling of interests accounting for acquisitions of companies, and thus may need to account for acquisitions of other companies using the purchase method, in addition to using the purchase method for acquisitions of technologies or products. The purchase method of accounting for acquisitions would require large write-offs of any in process research and development costs related to companies acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the acquisition of companies, products, or technologies. Such writeoffs and ongoing amortization charges may have a material adverse impact on operating margins and net income in the quarter of the acquisition and for several subsequent years. PeopleSoft may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

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

THERE ARE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

        PeopleSoft has committed, and expects to continue to commit, substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including many of those in which PeopleSoft operates, are higher than in the United States. In order to increase international sales in 1999 and subsequent periods, PeopleSoft must:

        o       continue to globalize its software product lines;

        o       expand existing and establish additional foreign operations;

        o       hire additional personnel;

        o identify suitable locations for sales, marketing, customer service and development; and

        o recruit international distributors and resellers in selected territories.

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

        Beginning with Release 6, PeopleSoft integrated certain features of BEA's Tuxedo product into its applications. Over the next several releases, PeopleSoft will continue to integrate Tuxedo features to allow applications to run on a distributed basis using a multi-tiered client/server architecture. PeopleSoft also will continue to bundle Cognos' Powerplay product and Arbor's Essbase product to incorporate desktop OLAP capabilities, and will continue to bundle products from Informatica and Information Advantage into its Enterprise Performance Management products. These third party products may be critical to the competitiveness of PeopleSoft's software products in the future. Integration of these and other products is complex and PeopleSoft's efforts may not be successful or may not result in significant software product enhancements.

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

        PeopleSoft considers certain aspects of its internal operations, software and documentation to be proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect this information. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. PeopleSoft believes that the rapid pace of technological change in the computer software industry has made patent, trade secret and copyright protection less significant than factors such as:

        o       knowledge, ability and experience of PeopleSoft's employees;

        o       frequent software product enhancements; and

        o       timeliness and quality of support services.

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

CERTAIN THIRD PARTY PRODUCTS MAY NOT BE YEAR 2000 COMPLIANT

        PeopleSoft's internal business information systems are comprised primarily of the same commercial application software products it generally offers for license to customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of America as Year 2000 compliant. Therefore, PeopleSoft does not expect any Year 2000 compliance issues to arise related to its primary internal business information systems. Costs directly attributable to PeopleSoft's internal year 2000 initiative as currently estimated to at approximately $4.0 million. The amount spent to date is approximately $2.8 million. This estimate is comprised primarily of hardware and software required to complete Year 2000 testing within the enterprise and consulting fees.

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

OUR STOCK PRICE IS VOLATILE AND THERE IS A RISK OF LITIGATION

        The trading price of PeopleSoft common stock has in past and may in the future be subject to wide fluctuations in response to factors such as the following:

        o revenue or results of operations in any quarter failing to meet the expectations (published or otherwise) of the investment community;

        o announcements of technological innovations by PeopleSoft or our competitors;

        o new products or the acquisition of significant customers by PeopleSoft or our competitors;

        o developments with respect to patents, copyrights or other proprietary rights of PeopleSoft or our competitors;

        o changes in recommendations or financial estimates by securities analysts;

        o       conditions and trends in the software industry generally;

        o adoption of new accounting standards affecting the software industry; and

        o       general market conditions and other factors.

        Further, the stock market has experienced in recent months and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices of equity securities of high technology companies that often are not related to or are disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions have, and may continue to have, a material adverse effect on the trading price of PeopleSoft common stock. Fluctuations in the price of our common stock may expose PeopleSoft to the risk of securities class action lawsuits. As a result of the significant declines in the price of our common stock during the second half of fiscal 1998 and the first half of fiscal 1999, several such lawsuits were filed against PeopleSoft. Though PeopleSoft believes that these lawsuits are without merit, defending against them could result in substantial costs and a diversion of management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject PeopleSoft to significant liabilities. We cannot assure you that there will not be additional lawsuits in the future or that current or future lawsuits will not have a material adverse effect on our business, financial condition and results of operations.

THERE COULD BE ADVERSE EFFECTS OF POTENTIAL SECURITIES ISSUANCES

        If holders of warrants and/or options to purchase our common stock exercise any significant number of these securities and resell the underlying shares, the market price of our common stock could be materially adversely affected. At August 10, 1999, warrants to purchase 3,200,000 shares of our common stock were outstanding. As of August 10, 1999, these warrants had exercise prices above the current market price of PeopleSoft common stock. In addition, at June 30, 1999, there were outstanding exercisable options to purchase 11,647,535 shares of PeopleSoft common stock issued under employee stock plans, of which 9,115,663 had exercise prices below the current market price of PeopleSoft common stock.

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

                           PART II - OTHER INFORMATION

        Item 1. Legal Proceedings

        Securities Class Actions: Beginning on January 29, 1999, a series of class actions were filed alleging that the Company and various of its officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The first action was entitled Gulio Suttovia
v. David Duffield et al., No. C 99-0472 MJJ and all other actions were consolidated into this action during June 1999 with the appointment of lead plaintiffs counsel at that time. There were varying combinations of defendants named in these actions, but the universe of defendants named in one or more actions, all of whom are represented by Gibson, Dunn & Crutcher LLP is:
PeopleSoft, Inc., David A. Duffield, Ronald E.F. Codd, Albert W. Duffield, Kenneth R. Morris, George J. Still, Jr., Margaret L. Taylor, Aneel Bhusri, Cyril Yansouni and Momentum Business Applications, Inc.

        The First-Amended Consolidated Complaint is currently due to be filed on or before September 23, 1999. All defendants anticipate filing a motion to dismiss within forty-five days after the filing of the amended complaint. In the interim, no discovery or motion practice is contemplated.

        The class periods alleged in the existing complaints vary slightly, but generally run from early February 1997, when the Company's 1996 financial results were released, until late January 1999, when its 1998 results were announced. The allegations of the complaints focused on three general areas. First, the complaints alleged that the Company improperly accounted for the acquisition of PeopleMan, L.P., which was acquired by the Company in 1996. The complaints allege that, instead of writing off approximately $22 million of in-process research and development ("IPR&D") in 1996 as a one-time charge, the Company should have written off a lesser amount in 1996, capitalized the remainder and amortized such amount over its useful life, which would have increased reported earnings in 1996 but reduced reported operating earnings in later years. The allegations in this regard appeared to be based on the Company's announcement, on January 28, 1999, that the Securities and Exchange Commission was reviewing the Company's accounting treatment for this transaction (as well as for the acquisition of Intrepid Systems. Inc. in 1998, which resulted in a $13.9 million charge for IPR&D in the fourth quarter), and that the Company may be required to restate its 1996 and 1997 financial statements with respect to the accounting for IPR&D on the PeopleMan transaction (and take a lesser charge than expected for the Intrepid acquisition in the fourth quarter of 1998). The Company has subsequently been advised by the SEC that it will not require restatement of the 1996 or 1997 financial statements with respect to the PeopleMan transaction and that it does not take exception to the accounting for IPR&D with respect to the Intrepid transaction.

        Second, certain of the complaints alleged that the Company has improperly accounted for (or intends improperly to account for) the spin-off of its subsidiary, Momentum Business Applications, Inc. ("Momentum Business Applications"). In late 1998, the Company transferred $250 million to Momentum Business Applications pursuant to a contract under which Momentum Business Applications is to conduct research and development. The Company has a right of first refusal with respect to the products generated by such research and development and has an option to purchase the outstanding shares of Momentum Business Applications in the future. Momentum Business Applications has one employee, the former CFO of the Company, and contracts with the Company to provide personnel to conduct its operations and for administrative services. On December 31, 1998, the Company, pursuant to a Registration Statement filed with the SEC, distributed the shares of Momentum Business Applications to the holders of the Company's shares which resulted in a dividend of approximately $79 million being segregated in the Company's equity accounts in December 1998. Upon the election of independent directors of Momentum Business Applications, which occurred in the first quarter of 1999, Momentum Business Applications no longer meets the requirements for consolidation with the Company. This resulted in a one-time charge of approximately $177 million by the Company in the first quarter of 1999. The complaints alleged that this structure was designed to artificially inflate future operating earnings by allegedly converting what would be ongoing research and development charges into a one-time write-off. This structure was disclosed in detail in the above-referenced Registration statement, and the SEC has not taken exception to the deconsolidation of the financial statements upon the election of independent Momentum Business Applications directors.

        Third, the complaints alleged that the Company misled the investing public as to the Company's future prospects and failed to disclose facts that it knew would result in decreased demand for its products and/or decreased operating margins. The complaints alleged further that various officers and directors intended to profit thereby by artificially inflating the price of the Company's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appeared to have been triggered by the Company's 1999 forecast issued on January 28, 1999, which indicated lower growth than experienced in prior years. The Company also announced that it was reducing its workforce by approximately 6%. Due to uncertainties in the current business environment, the Company no longer is forecasting financial results for 1999 or subsequent fiscal years.

        It is currently unknown which, if any, of the foregoing allegations set forth in the various complaints will appear in the First-Amended Consolidated Complaint.

        The Company believes these allegations to be without merit and intends to vigorously defend them. However depending on the amount and timing, an unfavorable resolution of some or all these matters could materially affect the Company's future financial position or results of operations or cash flows in a particular period.

        Item 2. Changes in Securities and Use of Proceeds

                None

        Item 3. Defaults Upon Senior Securities

                None

        Item 4. Submission of Matters to a Vote of Security Holders

                (a) The Company held its annual meeting of stockholders on May 25, 1999

                (b) Pursuant to the election of the three directors listed under Item 4(c)(i), Mr. David A. Duffield, Mr. Aneel Bhusri, and Mr. George J. Still Jr. were each elected for a two year term. Mr. Cyril J. Yansouni, and Mr. A. George "Skip" Battle still continue as directors and were elected at the prior year's annual meeting for a term of two years. Mr. Albert W. Duffield was elected at the prior year's annual meeting for a two year term however he resigned subsequent to the shareholder meeting.

                (c)     The Company's stockholders voted the following matters:

                        (i) Election of three directors. All directors proposed by management were elected.

   Name of Nominee            Number of         Number         Number of     Number of    Number of
                              Votes For        of Votes           Votes     Abstentions  Broker Non
                                                Against         Withheld                   Votes
David A. Duffield            202,986,759           -           2,468,053         -          -
Aneel Bhusri                 202,858,733           -           2,596,079         -          -
George J. Still Jr           203,123,925           -           2,330,887         -          -

                        (ii) Approval of amendment to the 1992 Directors Stock Option Plan to remove restrictions on the grant date, number of shares, and vesting schedule of the options granted and give the Board power to determine in its discretion: the Outside Directors to whom Options may be granted; the number of shares of Common Stock to be covered by each Option granted; and the terms and conditions of any Option granted. 179,924,865 votes were cast in favor of the amendment, 24,692,009 votes were cast against, zero votes were withheld, there were 837,938 abstentions, and zero broker non votes.

                        (iii) Ratification of independent public auditors. The Stockholders ratified the appointment of Ernst & Young LLP as the Company's independent public auditors for fiscal year ended December 31, 1999. 200,986,759 votes were cast in favor of the ratification, 4,098,036 votes were cast against, zero votes were withheld, there were 520,813 abstentions, and zero broker non votes.



        Item 5. Other Information

                None

        Item 6. Exhibits and Reports on Form 8 - K

        (a)     Exhibits

                27.1    Financial Data Schedule -June 30, 1999

        (b)     Reports on Form 8 - K

                Change in Directors filed June 28, 1999.

        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: August 16, 1999

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

  27.1              Financial Data Schedule - June 30, 1999