Form 10-Q
period 1999-09-30
PEOPLESOFT INC
filed 1999-11-15
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

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

                               Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                         OUTSTANDING AT NOVEMBER 3, 1999
                  -----                         -------------------------------
  Common Stock, par value $.01..........                  245,623,593


================================================================================

                                PEOPLESOFT, INC.

                                TABLE OF CONTENTS


                                                                                           PAGE NO.
                                                                                           --------

PART I      FINANCIAL INFORMATION

            ITEM 1 - Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of December 31,                           3
            1998 and September 30, 1999

            Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 1998 and September 30, 1999              4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and September 30, 1999                        5

            Notes to Condensed Consolidated Financial Statements                               6

            ITEM 2 - Management's Discussion and Analysis of                                  10
                      Financial Condition and Results of Operations

PART II     OTHER INFORMATION

            ITEM 1 -  Legal Proceedings                                                       28

            ITEM 2 -  Changes in Securities and Use of Proceeds                               29

            ITEM 3 -  Defaults upon Senior Securities                                         29

            ITEM 4 -  Submission of Matters to a Vote of Security Holders                     29

            ITEM 5 -  Other Information                                                       29

            ITEM 6 -  Exhibits and Reports on Form 8 - K                                      29

SIGNATURES                                                                                    30

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.

                                ----------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  DECEMBER 31,          SEPTEMBER 30,
                                                                      1998                  1999
                                                                  ------------          ------------
                                                                                          (Unaudited)

ASSETS
Current assets:

    Cash and cash equivalents                                      $   480,086           $   299,792
     Short term investments                                            206,242               186,648
     Accounts receivable, net of allowance for  doubtful
        accounts of $40,001 and $41,905, respectively                  385,413               301,354
     Investments available for sale                                                           63,374
                                                                                         -----------
     Deferred income taxes                                              53,346                49,917
     Other current assets                                               38,428                55,723
                                                                   -----------           -----------
        Total current assets                                         1,163,515               956,808
Property and equipment, at cost                                        314,765               342,066
     Less accumulated depreciation and amortization                   (128,509)             (173,947)
                                                                   -----------           -----------
                                                                       186,256               168,119
Investments                                                             31,616                68,004
Deferred income taxes                                                    7,814                 2,273
Software developed or acquired, less accumulated amortization           37,393                43,221
Other assets                                                            14,011                41,487
                                                                   -----------           -----------
                                                                   $ 1,440,605           $ 1,279,912
                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                     $    110,475          $    102,108
     Accrued compensation and related expenses                         109,284               123,726
     Income taxes payable                                               22,587                 1,150
     Deferred revenue                                                  426,141               402,914
                                                                  ------------          ------------
        Total current liabilities                                      668,487               629,898
Long term deferred maintenance                                          89,393                89,589
Other long term liabilities                                             18,433                14,038
Stockholders' equity:
     Common stock                                                        2,339                 2,520
      Dividend declared of Momentum Business
          Application shares                                            78,622                     -
     Additional paid-in capital                                        324,332               419,456
     Accumulated other comprehensive (loss) income                      (2,951)               25,794
     Retained earnings                                                 261,950                98,617
                                                                  ------------          ------------
                                                                       664,292               546,387
                                                                  ------------          ------------
                                                                  $  1,440,605          $  1,279,912
                                                                  ============          ============


See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                             ----------------------------      ----------------------------
                                                                1998             1999             1998             1999
                                                             -----------      -----------      -----------      -----------
Revenues:
   License fees                                              $   147,273      $    48,758      $   432,732      $   183,221
   Services                                                      204,032          245,742          516,769          722,696
   Development and other services                                      -            8,638                -           14,839
                                                             -----------      -----------      -----------      -----------
      Total revenues                                             351,305          303,138          949,501          920,756

Costs and expenses:
   Cost of license fees                                            8,184            9,926           30,420           30,796
   Cost of services                                              116,254          119,980          301,206          377,041
   Cost of development services                                        -            7,852                -           13,499
   Sales and marketing                                            90,033           73,801          247,302          237,664
   Product development                                            54,478           64,446          148,377          190,156
   General and administrative                                     17,029           22,504           47,608           61,141
   Restructuring charge                                                -                -                -            4,355
   Contribution to Momentum Business Applications                      -                -                -          176,409
                                                             -----------      -----------      -----------      -----------
      Total costs and expenses                                   285,978          298,509          774,913        1,091,061
                                                             -----------      -----------      -----------      -----------
Operating income (loss)                                           65,327            4,629          174,588         (170,305)
Other income, interest expense and other                           5,909            4,374           14,317           15,688
                                                             -----------      -----------      -----------      -----------
      Income (loss) before income taxes                           71,236            9,003          188,905         (154,617)
Provision for income taxes                                        27,070            3,793           71,784            8,717
                                                             -----------      -----------      -----------      -----------
Net income (loss)                                            $    44,166      $     5,210      $   117,121      $  (163,334)
                                                             ===========      ===========      ===========      ===========
Basic income (loss) per share                                $      0.19      $      0.02      $      0.51      $     (0.68)
                                                             ===========      ===========      ===========      ===========
Shares used in basic per share computation                       243,675          240,231          231,078          228,479
                                                             ===========      ===========      ===========      ===========
Diluted income (loss) per share                              $      0.17      $      0.02      $      0.45      $     (0.68)
                                                             ===========      ===========      ===========      ===========
Shares used in diluted per share computation                     252,821          240,231          257,518          259,439
                                                             ===========      ===========      ===========      ===========


See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            --------------------------
                                                              1998            1999
                                                            ----------      ----------
OPERATING ACTIVITIES
Net income (loss)                                           $  117,121      $ (163,334)
Adjustments:
   Depreciation and amortization                                40,953          67,389
   Provision for doubtful accounts                              29,130           5,018
   Provision for deferred income taxes                         (14,293)        (13,161)
   Gain on sale of property and equipment                            -            (143)
   Changes in operating assets and liabilities:
      Accounts receivable                                     (245,075)         42,746
      Cash received from sales of accounts receivable          163,576          36,534
      Other current and noncurrent assets                      (28,766)        (29,042)
      Accounts payable and accrued liabilities                  12,324         (10,107)
      Accrued compensation and related expenses                 35,098          14,293
      Deferred revenue                                         128,517         (23,031)
      Income taxes payable                                       6,411         (21,437)
      Long term liabilities                                          -          (4,395)
      Tax benefits from employee stock transactions             24,741           7,402
                                                            ----------      ----------
   Net cash provided by (used in) operating activities         269,737         (91,268)

INVESTING ACTIVITIES

Purchase of investments                                       (180,728)       (320,548)
Sale of investments                                            129,360         292,854
Purchase of property and equipment                             (68,090)        (31,871)
Proceeds from sale of  property and equipment                      147             252
Additions to capitalized software                               (2,385)         (2,055)
                                                            ----------      ----------
   Net cash used in investing activities                      (121,696)        (61,368)

FINANCING ACTIVITIES

Net proceeds from exercise of common stock options
  and issuances under stock purchase plan                       60,286          51,286
Distribution of Momentum Business
  Applications shares to PeopleSoft shareholders                     -         (78,622)
                                                            ----------      ----------
   Net cash provided by (used in) financing activities          60,286         (27,336)
Effect of foreign exchange rate changes on cash                 (1,319)           (322)
                                                            ----------      ----------
Net increase (decrease) in cash and cash equivalents           207,008        (180,294)
Cash and cash equivalents at beginning of period               267,897         480,086
                                                            ----------      ----------
Cash and cash equivalents at end of period                  $  474,905      $  299,792
                                                            ==========      ==========


See notes to condensed consolidated unaudited financial statements

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The information at September 30, 1998 and 1999 and for the three and nine-month periods then ended is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Momentum Business Applications, Inc. ("Momentum Business Applications") was consolidated with the Company's results through March 15, 1999. The Consolidated Statement of Operations includes Momentum Business Applications' results through that date. The Consolidated Balance Sheet as of September 30, 1999 excludes the accounts of Momentum Business Applications.

    The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders (Form 10-K) for the year ended December 31, 1998. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

2. PER SHARE DATA

    Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares of 21.2 million are excluded from the computation for the nine-month period ended September 30, 1999, as their effect is antidilutive. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                          -------------------------     -------------------------
                                                             1998           1999           1998           1999
                                                          ----------     ----------     ----------     ----------
    Numerator:
         Net income (loss)                                $   44,166     $    5,210     $  117,121     $ (163,334)
                                                          ==========     ==========     ==========     ==========
    Denominator:
         Denominator for basic income per share -
              weighted average shares                        231,078        243,675        228,479        240,231
          Employee stock options                              23,065          9,139         27,219              -
          Warrants                                             3,375              7          3,741              -
                                                          ----------     ----------     ----------     ----------
         Denominator for diluted income per share -
              adjusted  weighted  average shares and
              assumed exercises                              257,518        252,821        259,439        240,231
                                                          ==========     ==========     ==========     ==========
    Basic income (loss) per share                         $     0.19     $     0.02     $     0.51     $    (0.68)
                                                          ==========     ==========     ==========     ==========
    Diluted income (loss) per share                       $     0.17     $     0.02     $     0.45     $    (0.68)
                                                          ==========     ==========     ==========     ==========

3. COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss), net of tax, were as follows (in thousands):

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                             --------------------------      --------------------------
                                                1998            1999            1998            1999
                                             ----------      ----------      ----------      ----------
    Net Income (loss)                        $   44,166      $    5,210      $  117,121      $ (163,334)
    Other comprehensive income (loss):
       Net change in unrealized gain on
          investments                                 -          29,067               -          29,067
    available-for-sale
       Foreign currency translation
          adjustment                               (595)           (130)         (1,319)           (322)
                                             ----------      ----------      ----------      ----------
     Comprehensive income (loss)             $   43,571      $   34,147      $  115,802      $ (134,589)
                                             ==========      ==========      ==========      ==========


4. TRANSFER OF FINANCIAL ASSETS

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

5. INVESTMENTS AVAILABLE FOR SALE

    Investments available for sale represent the Company's strategic investments in several new publicly traded internet start-up companies. These investments, comprised of marketable securities, are classified as available for sale and carried at fair value as determined by quoted market prices. During the three months ended September 30, 1999, the Company reclassified these investments from long-term assets to current assets to reflect the Company's intention to sell these investments within the next twelve months. The aggregate fair value of investments available for sale held at September 30, 1999, was $63.4 million. Gross unrealized gains were $47.3 million as of September 30, 1999, and are included, net of tax of $18.2 million, as a component of Accumulated other comprehensive (loss) income. A substantial portion of the unrealized holding gains relates to an investment in a company that went public in the third quarter of 1999.

6. FOREIGN CURRENCY TRANSLATION

    The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of Accumulated other comprehensive income. Foreign currency transaction gains and losses are included in Other income, interest expense and other on the Condensed Consolidated Statements of Operations. Through the third quarter of 1999, such gains and losses have not been significant.

    The Company has a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company currently settles all of its hedge contracts on the last business day of the second month of each quarter and concurrently opens new contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net gains from these settled contracts and underlying foreign currency exposures of approximately $0.2 million and $0.3 million for the three-month periods ended September 30, 1998 and 1999, respectively. The Company recorded net losses from settled contracts of $0.8 million and $0.2 million for the nine-month periods ended September 30, 1998 and 1999, respectively. At December 31, 1998 and September 30, 1999, hedge positions totaled $11.0 million and $41.6 million, respectively. At September 30, 1999, the Company had forward foreign exchange contracts denominated in Euros, Singapore dollars, Japanese yen, South African rands, Swiss franks, Canadian dollars and New Zealand dollars. At September 30, 1999, each of these contracts had a maturity date of December 2, 1999 and a book value that approximates market value. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

7. SEGMENT INFORMATION

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") on January 1, 1998. SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports.

    Based on the criteria of SFAS 131, the Company identified its operating committee as the chief operating decision-makers. The Company's operating committee evaluated revenue performance based on three segments: domestic, international and middle market. The middle market segment does not meet materiality requirements of the statement and thus is not required to be separately disclosed. Data for the two remaining segments is presented below. Within the operating committee, employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the operating committee on a company-wide basis. In addition, the Company does not account for or report to the operating committee its assets or capital expenditures by any segment other than the geographic segments, as disclosed below (in thousands).

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                    ----------------------------       ----------------------------
                                        1998             1999              1998             1999
                                    -----------      -----------       -----------      -----------
    Revenues from unaffiliated
    customers                       $   296,354      $   243,767       $   806,997      $   731,284
      Domestic operations
      International operations           54,951           59,371           142,504          189,472
                                    -----------      -----------       -----------      -----------
      Consolidated                  $   351,305      $   303,138       $   949,501      $   920,756
                                    ===========      ===========       ===========      ===========
    Operating income (loss)
      Domestic operations           $    63,108      $    (2,566)      $   170,200      $  (190,668)
      International operations            2,219            7,195             4,388           20,363
                                    -----------      -----------       -----------      -----------
      Consolidated                  $    65,327      $     4,629       $   174,588      $  (170,305)
                                    ===========      ===========       ===========      ===========
    Identifiable assets
      Domestic operations                                              $ 1,142,635      $ 1,161,102
      International operation                                              163,471          118,810
                                                                       -----------      -----------
      Consolidated                                                     $ 1,306,106      $ 1,279,912
                                                                       ===========      ===========


8. BUSINESS COMBINATIONS

    In May 1999, the Company acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. ("TriMark"). The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. The Company paid an aggregate purchase price of $29.9 million. Significant components of the $29.9 million purchase price included issuance of common stock with a fair value of $18.1 million, issuance of common stock options to TriMark employees with a fair value of $8.2 million, and forgiveness of assumption of debt of $3.6 million.

    In August 1999, the Company paid an aggregate purchase price of $15.2 million to acquire all of the outstanding equity interests of Distinction Software, Inc. ("Distinction"). Significant components of the $15.2 million purchase price included issuance of common stock with a fair value of $11.9 million, issuance of common stock options to Distinction employees with a fair value of $0.1 million and forgiveness of debt of $3.2 million.

    Both acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations were included in the Company's financial statements since the acquisition date, and the assets and liabilities were recorded based upon their fair values at the date of acquisition. The Company allocated the purchase price to the fair value of the net tangible assets and identified intangible assets acquired. In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of acquired product. The Company determined that technological feasibility had been reached for the products acquired and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 20% for developed technology. This discount rate was determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated. The capitalized intangible assets will be amortized over their estimated useful lives of three to five years.

    The following table presents the purchase price allocations associated with these acquisitions (in millions).

                                           TRIMARK       DISTINCTION
                                           -------       -----------
    Developed technology                  $   10.6        $    3.0
    Goodwill-type assets
        Assembled work force                   0.4             0.1
        Customer list                          4.9             1.1
        Other goodwill                        14.1            11.1
                                          --------        --------
    Total intangible assets                   30.0            15.3
    Adjusted net tangible assets              (0.1)           (0.1)
                                          --------        --------
    Purchase price                        $   29.9        $   15.2
                                          ========        ========

9. SUBSEQUENT EVENT

    On October 11, 1999, the Company signed a definitive agreement to merge with The Vantive Corporation in a stock-for-stock transaction. The merger will be structured as a tax-free exchange of stock at a fixed ratio of 0.825 shares of PeopleSoft common stock for each outstanding share, warrant, and option of Vantive, and is anticipated to be accounted for as a pooling of interests. The transaction, which has been approved by the boards of directors of each company, is subject to the approval of Vantive's stockholders and customary closing conditions including compliance with applicable regulatory requirements. Early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted on November 5, 1999. The merger is expected to close in the fourth quarter of 1999.

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

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statements of operations and the percentage of dollar change year over year:

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

          PERCENTAGE OF
         TOTAL REVENUES                                                        PERCENTAGE
----------------------------------                                            DOLLAR CHANGE
  1998                      1999                                             YEAR OVER YEAR
-------                   --------                                           --------------
                                          Revenues:
    42%                      16%          License fees                             (67)%
    58                       81           Services                                  20
   N/A                        3           Development services                     N/A
  ----                      ---                                                   ----
   100                      100           Total revenues                           (14)
                                          Costs and expenses:

     2                        3           Cost of license fees                      21
    33                       40           Cost of services                           3
   N/A                        3           Cost of development services             N/A
    26                       24           Sales and marketing                      (18)
    15                       21           Product development                       18
     5                        7           General and administrative                32
  ----                      ---                                                   ----
    81                       98           Total costs and expenses                   4
  ----                      ---                                                   ----
    19                        2           Operating income                         (93)
     2                        1           Other income                             (26)
  ----                      ---                                                   ----
    21                        3           Income before income taxes               (87)

     8                        1           Provision for income taxes               (86)
  ----                      ---                                                   ----
    13%                       2%          Net income                               (88)%
  ====                      ===                                                   ====

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

          PERCENTAGE OF
         TOTAL REVENUES                                                                        PERCENTAGE
-----------------------------------                                                           DOLLAR CHANGE
  1998                        1999                                                           YEAR OVER YEAR
--------                    -------                                                          --------------
                                            Revenues:
   46%                         20%          License fees                                          (58)%
   54                          78           Services                                               40
  N/A                           2           Development services                                  N/A
  ---                         ---                                                                 ---
  100                         100           Total revenues                                         (3)
                                            Costs and expenses:
    3                           3           Cost of license fees                                    1
   31                          41           Cost of services                                       25
  N/A                           1           Cost of development services                          N/A
   26                          26           Sales and marketing                                    (4)
   16                          21           Product development                                    28
    5                           7           General and administrative                             28
  N/A                           0           Restructuring charge                                  N/A
  N/A                          19           Contribution to Momentum Business Applications        N/A
  ---                         ---                                                                 ---
   82                         118           Total costs and expenses                               41
  ---                         ---                                                                 ---
   18                         (18)          Operating income (loss)                              (198)
    2                           2           Other income                                           10
  ---                         ---                                                                 ---
   20                         (16)          Income (loss) before income taxes                    (182)
    8                           1           Provision for income taxes                            (88)
  ---                         ---                                                                 ---
   12%                        (17)%         Net income (loss)                                     (239)%
  ===                         ===                                                                 ====


A substantial portion of the Company's cost structure is employee-related. The breakdown of employees by functional area is as follows:

                                                                          PERCENTAGE OF                  PERCENTAGE
       EMPLOYEE COUNT                                                    TOTAL EMPLOYEES                   CHANGE
------------------------------                                     ---------------------------         --------------
12/31/98               9/30/99                                     12/31/98            9/30/99         SINCE 12/31/98
--------               -------                                     --------            -------         --------------
 3,601                  3,376        Services                         51%                 53%                 (6)%
 1,509                    984        Sales and marketing              22                  15                 (35)
 1,332                  1,470        Product development              19                  23                  10
   590                    555        General and administrative        8                   9                  (6)
 -----                  -----                                        ---                 ---                 ---
 7,032                  6,385        Total                           100%                100%                 (9)%
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

    Revenues from licensing fees decreased by 67% from $147.3 million in the three-month period ended September 30, 1998 to $48.8 million for the same period in 1999. Year to date, revenues from licensing fees decreased 58% from $432.7 million in 1998 to $183.2 million in 1999. License fees revenues as a percentage of total revenues were 42% and 16% for the quarters ended September 30, 1998 and 1999, respectively and 46% and 20% for the nine months ended September 30, 1998 and 1999, respectively. The decrease in license fee revenues was primarily attributable to an industry wide decline in demand for ERP back office products.

----------
(1)Forward-looking statement

    The deferred revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances. As of December 31, 1998 and September 30, 1999, $29.2 million and $28.0 million in unbilled receivables was netted against deferred license revenue, respectively.

    Revenues from services increased by 20% from $204.0 million in the three-month period ended September 30, 1998 to $245.7 million for the same period in 1999. Year to date service revenues increased by 40% from $516.8 million in 1998 to $722.7 million in 1999. Service revenues as a percentage of total revenues were 58% and 81% for the quarters ended September 30, 1998 and 1999, respectively and 54% and 78% for the nine months ended September 30, 1998 and 1999, respectively. The quarter-to-date increase in service revenues was attributable to increases in consulting services in enterprise implementation projects in the amount of $31.8 million and increases in maintenance revenues in the amount of $17.1 million, partially offset by a decrease in training revenue of $7.2 million. The year-to-date increase was attributable to increases in consulting services in the amount of $142.5 million and increases in maintenance revenue in the amount of $70.5 million, partially offset by the $7.2 decrease in training revenues during the third quarter of 1999.

    The Company recognized revenue from development services in the amount of $8.6 million and $14.8 million during the three and nine months ended September 30, 1999, respectively. Per the terms of the development contract with Momentum Business Applications, the Company performed development services on behalf of Momentum Business Applications during the first nine months of 1999. Momentum Business Applications pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. In addition to development services, Momentum Business Applications paid third royalty costs in the amount of $1.0 million and $3.0 million in the three and nine months ended September 30, 1999, respectively, for technology which will be incorporated into product developed by Momentum Business Applications. The Company charged Momentum Business Applications a quarterly administrative fee of $0.1 million.

    Total revenues decreased 14% from $351.3 million in the three-month period ended September 30, 1998 to $303.1 million for the same period in 1999. Year to date total revenues decreased 3% from $949.5 million in 1998 to $920.8 million in 1999. Decreases in quarter to date and year to date revenues from license fees were partially offset by increases in service revenues. Revenues from international operations increased by 7% from $55.0 million or 17% of total revenues in the third quarter of 1998 to $59.4 million or 20% of total revenues for the same quarter of 1999. Revenues from international operations increased by 33% to $189.5 million or 21% of total revenues compared to $142.5 million or 15% of total revenues for the same nine-month period of the prior year. The increase in international revenues in the quarter and year to date periods resulted primarily from expanded international operations and the introduction of Release 7.5 of the Company's commercial ERP products, which incorporated additional global features and functionality. Revenues from Europe represented 10% of total revenues compared to 6% in the prior-year quarter and year-to-date periods. No other region had revenues greater than 10% of total revenues.

COSTS AND EXPENSES

    Cost of license fees consists primarily of royalties, technology access fees for certain third party software products and amortization of capitalized software development costs. Cost of license fees increased 21% from $8.2 million in the three-month period ended September 30, 1998 to $9.9 million for the same period in 1999, representing 2% and 3% of total revenues in each quarter, respectively, and 6% and 20% of license fee revenues in each of those quarters, respectively. Cost of license fees in the nine-month period ended September 30, 1998 and 1999 were $30.4 million and $30.8 million, respectively and represented 3% of total revenues in each period, respectively, and 7% and 17% of license fee revenues in each of those periods respectively. Cost of license fees has increased as a percentage of license fee revenues due to royalty agreements related to OLAP tools embedded within the Company's products and royalties related to the Student Administration and Treasury products. The Company's system solutions are based on a combination of internally developed technology and application software products, as well as bundled third party software products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted

----------
(1)Forward-looking statement
with certain fixed expenses such as the amortization of capitalized software development and purchase costs and fixed dollar royalty agreements. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods. Cost of license fees for each of the three and nine-month periods ended September 30, 1999 includes $1.4 million per quarter in amortization of purchased software acquired through the business combination with Intrepid Systems, Inc. in October 1998. An additional $0.7 million in amortization of purchased software was incurred during the quarter ended September 30, 1999 related to intangible assets acquired in the business combination with TriMark in May 1999. Royalty costs in the first quarter of 1998 included a one time $2.5 million buy out of royalty fees related to providing certain technology embedded in Release 7.5 to its existing customer installed base.

    Cost of services consists primarily of expenses relating to consulting, customer care center administrative support, account management field support, training, and product support. These costs increased 3% from $116.3 million in the three-month period ended September 30, 1998 to $120.0 million for the same period in 1999, representing 33% and 40% of total revenues in each quarter, respectively, and 57% and 49% of service revenues in each of those quarters, respectively. Cost of services increased by 25% from $301.2 million in the nine-month period ended September 30, 1998 to $377.0 million for the same period in 1999, representing 31% and 41% of total revenues and 58% and 52% of services revenues in those periods, respectively. The decrease of cost of services as a percentage of service revenues is due to efficiency gains in the Company's consulting business. The dollar increase in cost of services is due to expansion of the Company's customer service resources, including consulting, telephone support, training, and customer care center administrative support. In particular, the Company has made a significant investment in its professional consulting services organization which has grown substantially over the past two years. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of service revenues and total revenues, in future periods(1).

    Sales and marketing expenses decreased by 18% from $90.0 million in the three-month period ended September 30, 1998 to $73.8 million for the same period in 1999, representing 26% and 24% of total revenues in each period, respectively. These expenses decreased by 4% from $247.3 million in the nine-month period ended September 30, 1998 to $237.7 million for the same period in 1999, representing 26% of total revenues in each period. The quarter-to-date and year-to-date decreases in sales and marketing expenses were primarily due to a reduction in headcount of 33%, principally as a result of the reorganization in the first quarter of 1999. The quarter-to-date decrease was partially offset by an increase in advertising expenses of $2.4 million. Sales and marketing expenses may increase as a percentage of total revenues in future periods as the Company increases its marketing and advertising costs. In addition, the Company may choose to invest in sales resources for new product areas(1).

    Software product development expenses increased by 18% from $54.5 million in the three-month period ended September 30, 1998 to $64.4 million for the same period in 1999, representing 15% and 21% of total revenues in each quarter, respectively. These expenses increased by 28% from $148.4 million in the nine-month period ended September 30, 1998 to $190.2 million for the same period in 1999, representing 16% and 21% of total revenues in each period, respectively. Software product development expenses increased during the quarter-to-date and year-to-date periods as the Company continued to invest heavily in its eBusiness applications and Internet technologies.

    General and administrative expenses increased 32% from $17.0 million in the three-month period ended September 30, 1998 to $22.5 million for the same period in 1999, representing 5% and 7% of total revenues in each quarter, respectively. These expenses increased by 28% from $47.6 million in the nine-month period ended September 30, 1998 to $61.1 million for the same period in 1999, representing 5% and 7% of total revenues respectively. The third-quarter increase was due primarily to amortization of intangibles resulting from the acquisitions of Intrepid, Trimark, and Distinction and increased outside consulting expenses. The year-to-date increase was primarily due to increased depreciation expense for equipment and software, and increased amortization of intangibles.

    During the first quarter of 1999, the Company redeployed approximately 100 employees to new product development, global product support, and other strategic customer value added programs. Additionally, PeopleSoft eliminated approximately 430 staff from other redundant and unnecessary positions primarily in the administration, sales support, and marketing support areas. The reduction in staff represented approximately 6%of the Company's total workforce with over 90% of the reductions in occurring in North America. The Company incurred a one-time charge of $4.4 million for the separation arrangements.


----------
(1)Forward-looking statement

    During 1998, PeopleSoft formed a new company, Momentum Business Applications, to select and develop certain software application products, and to commercialize such products, most likely through licensing to the Company. The Company contributed $250.0 million to Momentum Business Applications and distributed all of the outstanding shares of Momentum Business Applications Class A Common Stock to the Company's shareholders. At December 31, 1998, the Company recorded a dividend for the stock distribution based on the fair value of Momentum Business Applications stock on the date of the distribution. Momentum Business Applications was consolidated with the Company's financial position, results of operations and cash flows as of December 31, 1998. During the first quarter of 1999, Momentum Business Applications no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less the $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

    Operating margins for the three-month period ended September 30, 1999 decreased to 1.6% compared to 18.6% for the same period last year. Operating margins for the nine-month period ended September 30, 1999 decreased to 1.1% (excluding the impact of the charges related to Momentum Business Applications and the reduction in force) compared to 18.4% for the same period in 1998.

    Other income, consisting primarily of interest, decreased from $5.9 million in the three-month period ended September 30, 1998 to $4.4 million for the same quarter in 1999, and increased from $14.3 million in the nine-month period ended September 30, 1998 to $15.7 million for the same period in 1999. The quarter to date decrease was the result of the reduction in cash and investments due to the $250 million contribution to Momentum Business Applications. The year to date increase was due to higher average cash balances and higher pre-tax return on investments based on a shift into higher yield taxable securities. The Company expects other income to continue to decrease in the future due to the $250 million cash contribution to Momentum Business Applications, which was consolidated with the Company's results through March 15, 1999 but is excluded from the Company's consolidated financial position after that date.

PROVISION FOR INCOME TAXES

    The Company's income tax provision decreased from $27.1 million in the three-month period ended September 30, 1998 to $3.8 million for the same three-month period in 1999, and decreased from $71.8 million in the nine-month period ended September 30, 1998 to $8.7 million for the same nine-month period in 1999. Excluding the impact of non-recurring charges and adjustments related to Momentum Business Applications and the staff reductions completed in the first quarter of 1999, the estimated annual effective tax rate was 38% and 40% for the nine months ended September 30, 1998 and 1999, respectively. The net deferred tax assets at September 30, 1999 were $52.2 million, compared to $61.2 as of December 31, 1998. The net deferred tax assets as of September 30, 1999 included deferred tax liabilities in the amount of $18.2 million related to unrealized gains on marketable securities available for sale. The valuation of the net deferred tax assets is based on historical tax positions and expectations about future taxable income.

EARNINGS PER SHARE

    The Company's earnings (loss) per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Basic earnings (loss) per share decreased from $0.19 in the three-month period ended September 30, 1998 to $ 0.02 for the same period in 1999 and from $0.51 for the nine-month period ended September 30, 1998 to ($0.68) for the same period in 1999. Diluted earnings per share decreased from $0.17 in the three-month period ended September 30, 1998 to $0.02 per share for the same period in 1999. Diluted
(loss) per share was the same as basic (loss) per share for the first nine months of 1999 because all stock options and warrants were antidilutive. Excluding the impact of the charges related to Momentum Business Applications and the reduction in force, which are non-recurring items, diluted earnings per share would have been $0.06 for the nine months ended September 30, 1999 compared to $0.45 for same period in 1998. Earnings per share for the nine months ended September 30, 1999 decreased as a result of the decrease in net income from $117.1 million for the nine-month period ended September 30, 1998 to $15.8 million for the same period of 1999 (excluding the impact of the charges related to Momentum Business Applications and the reduction in force, net of the related tax impact of these charges). Shares outstanding during the remainder of 1999 will be impacted by at least the following factors: (i) the ongoing issuance of common stock associated with stock option exercises and (ii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per share computation.

BUSINESS COMBINATIONS

    In May 1999, the Company acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. The Company paid an aggregate purchase price of $29.9 million. The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. This enterprise software application automates the complete cycle of the insurance contract. In August 1999, the Company acquired all of the outstanding equity interests of Distinction Software, Inc. ("Distinction") for $15.2 million in common stock. The acquisition of Distinction deepens the Company's consumer goods manufacturing industry expertise and expands its eBusiness applications suite for consumer goods manufacturers, distributors and retailers.

    Both acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations were included in the Company's financial statements since the acquisition date, and the assets and liabilities were recorded based upon their fair values at the date of acquisition. The Company allocated the purchase price to the fair value of the net tangible assets and identified intangible assets acquired. In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of acquired product. The Company determined that technological feasibility had been reached for the products acquired and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 20% for developed technology. This discount rate was determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated. The capitalized intangible assets will be amortized over their estimated useful lives of three to five years.

The following table presents the purchase price allocations associated with these acquisitions (in millions).

                                          TRIMARK        DISTINCTION
                                          -------        -----------
    Developed technology                  $   10.6        $    3.0
    Goodwill-type assets
        Assembled work force                   0.4             0.1
        Customer list                          4.9             1.1
        Other goodwill                        14.1            11.1
                                          --------        --------
    Total intangible assets                   30.0            15.3
    Adjusted net tangible assets              (0.1)           (0.1)
                                          --------        --------
    Purchase price                        $   29.9        $   15.2
                                          ========        ========

On October 11, 1999, the Company signed a definitive agreement to merge with The Vantive Corporation in a stock-for-stock transaction. The merger will be structured as a tax-free exchange of stock at a fixed ratio of 0.825 shares of PeopleSoft common stock for each outstanding share, warrant, and option of Vantive, and is anticipated to be accounted for as a pooling of interests. Based upon PeopleSoft's closing stock price of $17.25 on October 8, 1999, the aggregate value of the transaction was approximately $433 million. The transaction, which has been approved by the boards of directors of each company, is subject to the approval of Vantive's stockholders and customary closing conditions including compliance with applicable regulatory requirements. Early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted on November 5, 1999. The merger is expected to close in the fourth quarter of 1999.

INVESTMENTS AVAILABLE FOR SALE AND UNREALIZED GAINS

    Investments available for sale represent the Company's strategic investments in several new publicly traded internet start-up companies. These investments, comprised of marketable securities, are classified as available for sale and carried at fair value as determined by quoted market prices. During the three months ended September 30, 1999, the Company reclassified these investments from long-term assets to current assets to reflect the Company's intention to sell these investments within the next twelve months. The aggregate fair value of investments available for sale held at September 30, 1999, was $63.4 million. Gross unrealized gains were $47.3 million as of September 30, 1999, and are included, net of tax of $18.2 million, as a component of Accumulated other comprehensive (loss) income. Investments in the internet sector are highly volatile. A substantial portion of the unrealized gains relates to an investment in a company that went public in the third quarter of 1999 and whose stock has been particularly volatile during last few months. There is no assurance that the unrealized gains related to this or any of the other investments available for sale will be realized.

NEW ACCOUNTING STANDARDS

    Within the last 2 years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP, 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOPs 97-2 and 98-4. PeopleSoft has not fully assessed its ability to comply with SOP 98-9 using current contracting and business practices. However, PeopleSoft believes that SOP 98-9 may require significantly more revenue to be deferred for certain types of transactions. This new standard is not effective until the year 2000.

    The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for years beginning after June 15, 2000. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the Company's financial position or results of operations consolidated financial statements(1).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities used cash of $91.3 million during the nine-month period ended September 30, 1999, compared to generating $269.7 million in the same period in 1998. Excluding the cash contribution to Momentum Business Applications (net of the dividend), the cash provided by operations for the first nine months of 1999 would have been $85.1 million. The cash provided from operating activities during the first nine months of 1999 was due primarily to earnings plus non-cash expenses and strong accounts receivable collections, partially offset by decreases in deferred revenues and income taxes payable and increases in other current and noncurrent assets. Cash provided by operating activities during the first nine months of 1998 was due principally to earnings plus non-cash expenses, increases in deferred revenues and accrued compensation and tax benefits related to employee stock transactions that were partially offset by increases in other assets and receivables.

    The Company calculates gross accounts receivable days sales outstanding ("DSO") as the ratio of the quarter-end accounts receivable to the sum of quarterly revenues, multiplied by 90. Under this method, DSO was 90 days as of September 30, 1998, 96 days as of December 31, 1998 and 89 days as of September 30, 1999. The decrease in the DSO since December 31, 1998 was primarily due to strong collection efforts during the third quarter of 1999.

    During the first nine months of 1998 and 1999, the Company used cash for investing activities in the amount of $121.7 million and $61.4 million, respectively. The Company's principal use of cash for investing activities included net purchases of investments and property and equipment. During 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and lease back a substantial portion of the premises. Additionally, the Company purchased two parcels of land for $50.0 million during 1998. These transactions were structured as a like-kind exchange for tax purposes and, therefore do not impact immediate cash flow. The Company is committed to lease facilities worth $110.0 million, which will be constructed on one of the sites. The construction is expected to be completed in the first quarter of 2000. The lease term is for five years with the option to purchase the building for $110.0 million at the end of the lease term. The Company also entered into a five-year lease for a new facility in Pleasanton, California in 1998. The lessor funded $70.0 million for the construction of this facility, which was completed in the fourth quarter of 1998. The Company has an option to purchase the building at the end of the lease term for $70.0 million. In the event the Company exercises either or both of the options to purchase these buildings at the end of the terms of the respective arrangements, the Company plans on utilizing cash flow from operations to fund the purchase(s)(1). However there can be no assurance that in the future the Company will have sufficient cash flows from operations.


----------
(1)Forward-looking statement

    Financing activity for the first nine months of 1998 and 1999 included proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program in the amount of $60.3 million and $51.3 million, respectively. The Company believes granting stock options is essential to its ability to attract and retain key employees who are critical to the Company's success. The Company anticipates that it will continue to grant a significant number of options each year(1). The actual number of options granted each year is based on a variety of factors including the Company's historical and anticipated employee count, the level of hiring activity, competitive factors associated with the labor market, and comparison of the Company's compensation philosophy and practice to other similar technology companies. If the stock price stays the same or decreases in value, there can be no assurance that employee stock activity will continue to generate substantial funds in the future. During the first nine months of 1999, proceeds from exercise of common stock options and issuances under stock purchase plan were offset by the Company's distribution of $78.6 million in Momentum Business Applications shares to PeopleSoft shareholders.

As of September 30, 1999, the Company had $326.9 million in working capital, including $299.8 million in cash and cash equivalents, and $186.6 million in short term investments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. The Company believes that existing cash and short term investment balances, potential cash flow from operations and proceeds from sales of stock under the employee purchase plan and stock option exercises, will be sufficient to meet its operating cash requirements, at least through the third quarter of 2000(1).

CURRENT STATUS OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

    The Company periodically reviews the stage of completion and the likelihood of success of each in-process research and development project. With respect to the Intrepid Systems, Inc., acquisition in October 1998, the Company acquired two in-process products: Decision Master and Evolution. The Decision Master product is 90% complete and is expected to be released in the fourth quarter of 1999 as part of PeopleSoft's Enterprise Performance Management product offering. The costs incurred since acquisition, of approximately $1.8 million, are slightly higher than prior estimates. The original revenue estimates assumed that Decision Master would be sold as a stand alone product. Subsequent to the acquisition, the Company decided to incorporate the Decision Master product and underlying technology into its Enterprise Performance Management product offering and the Company is in the process of revising its revenue estimates to reflect this change. The Evolution project is under review as part of the 2000 annual budget process and it is currently unclear as to (i) the effort required to bring this product to market and (ii) the current market demand for this product. Since the acquisition, PeopleSoft has incurred approximately $1.0 million in Evolution development costs. Upon completing the 2000 annual budget process, the Company will determine if an adjustment is required to the carrying value of items capitalized at acquisition.

YEAR 2000 READINESS DISCLOSURE

The Company has established a Year 2000 Program Management Office ("PMO") to ensure that it has adequately addressed exposures related to the Year 2000 and is Year 2000 Ready. "Year 2000 Ready" means that the performance or functionality of the Company's internal systems will not be significantly affected by the dates prior to, during, and after the Year 2000, to include leap year calculations and specific day-of-the-week calculations. The building of the environment and testing was based on a comprehensive methodology, a collaborative effort between the Company and Compuware. Testing of critical processes began during the fourth quarter of 1998. As of September 30, 1999 critical process testing and remediation activities had been substantially completed.

Costs directly attributed to the Company's internal Year 2000 initiative are currently estimated at approximately $4.0 million(1). The amount spent to date is approximately $3.5 million. This estimate is comprised primarily of the costs of hardware and software required to complete Year 2000 testing within the enterprise and consulting fees. This cost estimate excludes internal resource costs for individuals outside of the PMO, however, these costs are not considered to be material.

The Company, which was established in 1987, is a relatively new company and does not have the level of exposure to Year 2000 issues as many older companies. There are no legacy mainframe applications within the organization. The Company's commercial application software products generally offered for license by the Company are also used to develop internal business information systems within the enterprise. In addition, third party software, hardware, and telecommunication products are also used for the development of the Company's systems. As a matter of strategic direction, the Company attempts to utilize the most recent release versions/models of in-house and third-party products. With respect to embedded systems consisting of facilities, utilities, and third-


----------
(1)Forward-looking statement
party interfaces on which the enterprise is dependent but does not have direct control, as of September 30, 1999 the Company has substantially completed the development of contingency plans for its core support centers. The Company currently anticipates that the approach described above will enable it to achieve Year 2000 Readiness with respect to its critical internal processes and therefore, the Company does not expect that Year 2000 issues will have a material adverse impact on the Company's financial condition(1). However, because of the vast scope of potential Year 2000 issues, the Company cannot be certain to what extent the Company may be impacted.

Although the Company feels confident that its internal critical processes will be Year 2000 Ready, the Company does recognize that it is vulnerable, as are most organizations, to the inability of significant suppliers, third-party external interface suppliers, and utility organizations to achieve Year 2000 Readiness. In light of these possibilities, the Company has been developing contingency plans for its core support centers to ensure the continuity of its operations. Further, uncertainty surrounding the Year 2000 or the failure of the Company's or third-party's products to be Year 2000 Ready and the Company's failure to adequately develop and implement contingency plans could impact sales, subject the Company to liability claims, or cause the Company to experience product interruptions or delays that might cause the Company to incur unanticipated expenses.

FINANCIAL RISK MANAGEMENT

Foreign Exchange

    The Company's revenue originating outside the United States was 21% of total revenues in the first nine months of 1999 and 15% for the same period in 1998. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency.

    The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, import and export license requirements, differing tax structures, differing legal structures, regulations and restrictions, differing technical standards, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

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

    The Company has a hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. In general, these forward foreign exchange contracts have terms of three months or less. The Company currently settles all of its hedge contracts on the last business day of the second month of each quarter and concurrently opens new contracts to cover the upcoming quarter. Gains and losses on the settled contracts are recognized as other income or expense in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net gains from these settled contracts and underlying foreign currency exposures of approximately $0.2 million and $0.3 million for the three-month periods ended September 30, 1998 and 1999, respectively. The Company recorded net losses from settled contracts of $0.8 million and $0.2 million for the nine-month periods ended September 30, 1998 and 1999, respectively. At December 31, 1998 and September 30, 1999, hedge positions totaled $11.0 million and $41.6 million, respectively. At September 30, 1999, the Company had forward foreign exchange contracts denominated in Euros, Singapore dollars, Japanese yen, South African rands, Swiss franks, Canadian dollars and New Zealand dollars. At September 30, 1999, each of these contracts had a maturity date of December 2, 1999 and a book value that approximates market value. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.


----------
(1)Forward-looking statement

    For the nine-month periods ended September 30, 1998 and 1999, the Company's revenues in the Asia/Pacific region, which includes Far East countries and Australia and New Zealand, were less than 5% of total revenues. As of September 30, 1999, less than 5% of the Company's assets are in the Asia/Pacific region. To date, the Company's operations in the region are generating losses and negative cash flows. As the Asia/Pacific currencies devalue, the translated loss reported on the consolidated financial statements decreases. In addition, such currency devaluations cause the Company's U.S. dollar cash funding requirements of these foreign subsidiaries to decrease.

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

    The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At September 30, 1999, the average maturity of the Company's investment securities was approximately four months. No investment securities had maturities exceeding two years. The following table presents certain information about the Company's financial instruments at September 30, 1999 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. For available-for-sale investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The Company believes its available-for-sale securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of the available-for-sale investment securities held by the Company at September 30, 1999:

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE
                              (DOLLARS IN MILLIONS)


                                            1 YEAR OR     MORE THAN
                                              LESS         1 YEAR        TOTAL    FAIR VALUE
                                            ---------     ---------      -----    ----------
Available-for-sale securities                $ 324.2       $ 68.0       $ 392.2     $ 392.0
Weighted average interest rate                   4.1%         4.5%

    The Company is not an issuer of any corporate debt nor does it have any bank borrowings outstanding.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

    The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in the Company's 1998 Annual Report to Stockholders on Form 10-K.

PEOPLESOFT COULD EXPERIENCE FLUCTUATIONS IN QUARTERLY OPERATING RESULTS WHICH COULD ADVERSELY IMPACT ITS STOCK PRICE.

    PeopleSoft's revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. License revenues in any quarter depend substantially upon PeopleSoft's total contracting activity and its ability to recognize revenues in that quarter in accordance with its revenue recognition policies.

    PeopleSoft's contracting activity is difficult to forecast for a variety of reasons, including the following:

    - a significant portion of PeopleSoft's license agreements are completed within the last few weeks of each quarter;

    - PeopleSoft's sales cycle is relatively long and increasingly variable since PeopleSoft has broadened its marketing emphasis to include software product solutions for a customer's overall business;

    -   the size of license transactions can vary significantly;

    - the possibility of economic downturns that are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

    - customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

    - customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

    - changes in PeopleSoft's sales incentive plans have had and may continue to have an unpredictable impact on business patterns; and

    - the number, timing and significance of software product enhancements and new software product announcements by PeopleSoft and its competitors may affect purchase decisions.

    Several factors may require PeopleSoft to defer recognition of license revenue for a significant period of time after entering into a license agreement, including:

    - whether the license agreement relates entirely to then unavailable software products;

    - whether enterprise transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

    - whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

    - whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

    - whether the transaction involves payment terms or fees that depend upon contingencies.

    Because of the factors listed above and other specific requirements under GAAP for software revenue recognition, PeopleSoft must have very precise terms in its license agreements in order to recognize revenue when it initially delivers software or performs services. Although PeopleSoft has a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, it negotiates and revises these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes PeopleSoft does not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

    Variances or slowdowns in PeopleSoft's prior quarter contracting activity may impact its consulting, training and maintenance service revenues since these revenues typically license fee revenues. PeopleSoft's ability to maintain or increase service revenue primarily depends on its ability to increase the number of its licensing agreements. In particular, the significant decrease in license revenues in 1999 versus the prior year may have a significant impact on service revenues and earnings in the second half of 1999 and in fiscal 2000.

    In addition, PeopleSoft's expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If PeopleSoft's actual revenues fall below expectations, its net income is likely to be disproportionately adversely affected.

PEOPLESOFT HAS RECENTLY EXPANDED ITS TECHNOLOGY INTO SEVERAL NEW BUSINESS AREAS AND CANNOT BE CERTAIN THAT ITS EXPANSION WILL BE SUCCESSFUL.

    PeopleSoft's future success depends on the Internet being accepted and widely used for commerce. PeopleSoft has recently expanded its technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the Internet. These areas are relatively new to PeopleSoft's product development, sales and marketing personnel and PeopleSoft cannot be assured that the markets for these products will develop or that it will be able to compete effectively or will generate significant revenues in these new areas making PeopleSoft's success in this area is difficult to predict.

PEOPLESOFT DEPENDS ON THIRD-PARTY TECHNOLOGY WHICH COULD RESULT IN INCREASED COSTS OR DELAYS IN THE PRODUCTION AND IMPROVEMENT OF PEOPLESOFT'S PRODUCTS.

    PeopleSoft licenses numerous critical third-party software products that it incorporates into its own software products. If any of the third-party software vendors were to change their product offerings or terminate PeopleSoft's licenses, PeopleSoft might need to incur additional development costs to ensure continued performance of its products. In addition, if the cost of licensing any of these third-party software products significantly increases, PeopleSoft's gross margin levels could significantly decrease.

    PeopleSoft relies on existing partnerships with certain other software vendors who are also competitors. If these vendors change their business practices in the future, PeopleSoft may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by PeopleSoft's existing vendors.

THE RELATIONSHIP WITH MOMENTUM BUSINESS APPLICATIONS MAY NEGATIVELY IMPACT PEOPLESOFT BECAUSE PEOPLESOFT GAVE UP SOME CONTROL OVER RESEARCH AND DEVELOPMENT.

    PeopleSoft faces a number of risks as of a result of its relationship with Momentum Business Applications and the distribution of the Momentum Business Applications Class A Common Stock to PeopleSoft stockholders. These include:

    - PeopleSoft has less control over important research and development projects. PeopleSoft and Momentum must agree on project selection, budgets, timetables and specifications for each project, and Momentum has oversight responsibilities for the actual product development;

    - PeopleSoft could face restrictions on the amount and timing of its utilization of, or could lose, the tax benefits associated with the research and development expenditures on the projects pursued by Momentum; and

    - if PeopleSoft chooses to acquire Momentum, it will likely be required to record significant accounting charges relating to acquisition of in-process research and development and amortization of goodwill, which would decrease earnings.

RECENT ACCOUNTING PRONOUNCEMENTS COULD ADVERSELY IMPACT PEOPLESOFT'S PROFITABILITY BY DELAYING SOME REVENUE RECOGNITION INTO FUTURE PERIODS.

    Within the last 2 years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOPs 97-2 and 98-4. PeopleSoft has not fully assessed its ability to comply with SOP 98-9 using current contracting and business practices. However, PeopleSoft believes that SOP 98-9 may require significantly more revenue to be deferred for certain types of transactions. This new standard is not effective until the year 2000.

    The American Institute of Certified Public Accountants has only issued some implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in PeopleSoft's current revenue accounting practices that could cause PeopleSoft to recognize lower profits. As a result, PeopleSoft may change its business practices significantly in order to continue to recognize a substantial portion of its license revenues when it delivers its software products. These changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect PeopleSoft.

PEOPLESOFT MAY CHANGE PRICING PRACTICES WHICH COULD IMPACT OPERATING MARGINS OR CUSTOMER ORDERING PATTERNS.

    In the future, PeopleSoft may choose to make changes to its pricing practices. For example, PeopleSoft may offer additional discounts to customers, reduce transactions that involve a perpetual use license to its software products or change maintenance pricing. Such changes could reduce margins or inhibit PeopleSoft's ability to sell its products.

THERE IS INTENSE COMPETITION IN THE INDUSTRY, WHICH REQUIRES THAT PEOPLESOFT CONSTANTLY CREATE NEW PRODUCTS, IMPROVE ITS EXISTING PRODUCTS AND SELL ITS PRODUCTS AT COMPETITIVE PRICES.

    PeopleSoft competes with a variety of software vendors, including Internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the emerging enterprise resource optimization software solutions market segment, providers of human resource management system software products, providers of financial management systems software products, and numerous small firms that offer products with new or advanced features. As a result, the market for business application software has been and continues to be intensely competitive. Some competitors have become more aggressive with their payment terms and/or issuance of contractual implementation terms or guarantees. PeopleSoft may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms.

    In addition, PeopleSoft believes it must differentiate itself through different or more subtle architectural and technological factors.

    Some of PeopleSoft's competitors may have an advantage over PeopleSoft due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources than PeopleSoft. At least one competitor has a larger installed base. In addition, Oracle Corporation is a competitor whose relational database management system underlies a significant portion of PeopleSoft's installed applications.

    Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to purchasing PeopleSoft's software products. Although PeopleSoft is pursuing an outsourcing partner program that it believes will address the needs of the marketplace, this program may not be successful.

PEOPLESOFT'S ACQUISITIONS MAY NOT BE SUCCESSFUL.

    PeopleSoft may acquire or invest in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

    - dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or to retain employees of the acquired companies;

    -   difficulty in maintaining controls, procedures and policies;

    - potential adverse impact on PeopleSoft's relationships with partner companies or third-party providers of technology or products;

    -   the impairment of relationships with employees and customers; and

    - issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through PeopleSoft's due diligence process.

    In addition, combinations with other companies may not qualify for pooling of interests accounting, which would require PeopleSoft to use the purchase method of accounting. The purchase method of accounting for business combinations would require large write-offs of any in process research and development costs related to companies being acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the combinations with companies. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. PeopleSoft may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

IF AN INDUSTRY STANDARD DEVELOPMENT TOOL IS ESTABLISHED, CONFORMANCE TO THE STANDARD COULD REQUIRE A COSTLY REDESIGN OF EXISTING SOFTWARE PRODUCTS.

    PeopleSoft's software products include a suite of proprietary software development tools, known as PeopleTools, which are fundamental to the effective use of PeopleSoft's software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its software development tools as the accepted industry standard. In addition, Microsoft is attempting to establish several standards in the marketplace. If a software product other than PeopleTools becomes the clearly established and widely accepted industry standard, PeopleSoft may not be able to respond appropriately or sufficiently rapidly to the emergence of an industry standard or might be compelled to abandon or modify PeopleTools in favor of such an established standard; be forced to redesign its software products to operate with such third party's software development tools; or face the potential sales obstacle of marketing a proprietary software product against other vendors' software products that incorporate a standardized software development toolset.

PEOPLESOFT'S SIGNIFICANT INTERNATIONAL OPERATIONS AND SALES SUBJECT IT TO RISKS ASSOCIATED WITH RAPID AND UNEXPECTED GROWTH OUTSIDE OF THE UNITED STATES.

    PeopleSoft continues to invest in an effort to enhance its international operations. The global reach of PeopleSoft's business could cause it to be subject it to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. Changes in the following factors, among others, could have an adverse impact on PeopleSoft's business and earnings:

    - conducting business in currencies other than United States dollars subjects PeopleSoft to factors such as currency controls and fluctuations in currency exchange rates;

    - PeopleSoft may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate its foreign exchange exposure;

    - PeopleSoft may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

    -   differing foreign technical standards;

    - increased cost and development time required to localize PeopleSoft products;

    -   lack of experience in a particular geographic market;

    - regulatory, social, political, labor or economic conditions in a specific country or region;

    - laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

    -   exposure to different legal standards; and

    -   operating costs in many countries are higher than in the United States.

THE EURO CREATES UNCERTAINTY FOR PEOPLESOFT'S PRODUCT DEVELOPMENT AND AS A RESULT COULD IMPACT SALES.

    PeopleSoft's latest software release contains European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro will not be the sole legally required currency in any of the member nations until 2002, it is possible that all issues related to conversion to EMU have not surfaced yet, and may not have been adequately addressed. In addition, PeopleSoft's products may be used with third-party products that may or may not be EMU compliant. Although PeopleSoft continues to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU may adversely affect sales or require PeopleSoft to incur unanticipated expenses to remedy any problems.

PEOPLESOFT'S CONTINUED GROWTH DEPENDS UPON ITS ABILITY TO BUILD AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES.

    A key aspect of PeopleSoft's sales and marketing strategy is to build and maintain strong working relationships with businesses that PeopleSoft believes play an important role in the successful marketing of its software products. PeopleSoft's current and potential customers often rely on third-party system integrators to develop, deploy and manage client/server applications. PeopleSoft believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. However, these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, may start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or may otherwise discontinue their relationships with or support of PeopleSoft. If PeopleSoft's partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of PeopleSoft's software products, PeopleSoft may lose customers. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend PeopleSoft's software application architecture, including PeopleTools, if these products are more difficult to install and maintain than competitors' similar product offerings.

    PeopleSoft has also in the past, and may in the future enter into, various development or joint business arrangements to develop new software products or extensions to its existing software products. Under these joint business arrangements, PeopleSoft may distribute itself or jointly sell with its business partners an integrated software product and pay a royalty to the business partner based on end-user license fees. While PeopleSoft intends to develop business applications that are integrated with its software products, these software products may in fact not be integrated or brought to market or the market may not accept the integrated enterprise solution. As a result, PeopleSoft may not achieve the revenues that it anticipated at the time it entered into the joint business arrangement.

PEOPLESOFT'S CONTINUED GROWTH DEPENDS UPON ITS ABILITY TO RETAIN AND ATTRACT A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES.

    PeopleSoft believes that its future success will depend in large part upon its ability to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel. Although PeopleSoft invests significant resources in recruiting and retaining employees, competition for personnel in the software industry is intense, and, at times, PeopleSoft has had difficulty locating highly qualified candidates within desired geographic locations, or with certain industry-specific domain expertise. If PeopleSoft's competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements are ultimately unenforceable. PeopleSoft may grant large numbers of options or other stock-based awards to attract and retain personnel, which could be highly dilutive to PeopleSoft stockholders. The failure to attract, train, retain and effectively manage employees could increase PeopleSoft's costs, hurt PeopleSoft's development and sales efforts and cause a degradation of PeopleSoft's customer service.

    Since the fourth quarter of 1998, PeopleSoft has experienced turnover of several senior executives. PeopleSoft has hired or promoted qualified candidates to fill these positions. However, since the employees are new to the positions, it is possible that the newly hired or promoted employees will not easily transition into these leadership roles or be able to successfully lead PeopleSoft in its efforts to grow the company. In addition, uncertainty created by turnover of key employees could cause fluctuations in PeopleSoft's stock price.

PEOPLESOFT MAY NOT MEET THE CHALLENGES ASSOCIATED WITH RAPID GROWTH.

    PeopleSoft has experienced rapid growth over the past decade. This growth has resulted in increased responsibilities for management personnel and has placed a significant strain upon operating and financial controls, systems, and resources. To compete effectively and manage potential future growth, PeopleSoft must continue to implement and improve the speed and quality of its information decision support systems, management decisions, procedures and controls. PeopleSoft's personnel, procedures, systems and controls may not be adequate to support its future operations.

PEOPLESOFT'S SOFTWARE PRODUCTS AND PRODUCT DEVELOPMENT ARE COMPLEX, WHICH MAKES IT INCREASINGLY DIFFICULT TO INNOVATE, EXTEND ITS PRODUCT OFFERINGS, AND TO AVOID COSTS RELATED TO CORRECTION OF PROGRAM ERRORS.

    The market for PeopleSoft's software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. PeopleSoft's future success will depend in part upon its ability to:

    -   continue to enhance and expand its core applications;

    -   continue to provide enterprise solutions;

    -   continue to successfully integrate third-party products;

    -   enter new markets; and

    - develop and introduce new products that keep pace with technological developments, including developments related to the Internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance. PeopleSoft may not be able to enhance existing products or develop and introduce new products in a timely manner.

    PeopleSoft's software products can be licensed for use with a variety of popular industry standard relational database management systems. There may be future or existing relational database management system platforms that achieve popularity within the business application marketplace and on which PeopleSoft may desire to offer its applications. These future or existing relational database management system products may or may not be architecturally compatible with PeopleSoft's software product design. PeopleSoft may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

    Despite testing by PeopleSoft and by third parties, PeopleSoft's software programs, like all software programs generally, may contain a number of undetected errors when they are first introduced or as new releases are subsequently released. This may result in increased costs to correct such errors and reduced acceptance of PeopleSoft's software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

    -   vendor hardware platforms;

    -   operating systems and updated versions;

    -   PeopleSoft application software products and updated versions; and

    -   relational database management system platforms and updated versions.

Developing consistent software product performance characteristics across all of these combinations could place a significant strain on PeopleSoft's development resources and software product release schedules.

PEOPLESOFT RELIES ON CLIENT INTERFACES WHICH COULD NEGATIVELY IMPACT PEOPLESOFT IF CURRENT OR FUTURE CLIENT INTERFACES ARE NOT COMPATIBLE WITH PEOPLESOFT'S CURRENT SOFTWARE PRODUCT DESIGN.

    Currently, PeopleSoft supports client platforms using browsers certified to run its Java-based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (for PeopleSoft releases prior to Release 6 only), Windows NT, Windows 95 and Windows 98. If Microsoft fundamentally changes the architecture of its software products so that users of PeopleSoft's software applications experience significant performance degradation or PeopleSoft's software applications become incompatible with future versions of Microsoft's Windows operating system, it could cause PeopleSoft to expend significant resources to reconfigure its products. The use of a Web browser as a primary user interface is emerging as an alternative to the traditional desktop access through networked Microsoft Windows-based personal computers. This client access via the Internet or an intranet involves numerous risks inherent in using the Internet, including security, availability and reliability. PeopleSoft may wish to offer its applications on future or existing client platforms that achieve popularity within the business application marketplace. These future or existing client platforms may or may not be architecturally compatible with PeopleSoft's current software product design. PeopleSoft may not be able to support new client interfaces and achieve market acceptance of new client interfaces which it does support.

PEOPLESOFT HAS LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND MAY POTENTIALLY INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

    PeopleSoft considers certain aspects of its internal operations, software and documentation to be proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect this information. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. Existing copyright laws afford only limited protection. PeopleSoft believes that the rapid pace of technological change in the computer software industry has made trade secret and copyright protection less significant than factors such as:

    -   knowledge, ability and experience of PeopleSoft's employees;

    -   frequent software product enhancements; and

    -   timeliness and quality of support services.

    PeopleSoft's competitors may independently develop technologies that are substantially equivalent or superior to PeopleSoft's technology. Through an escrow arrangement, PeopleSoft has granted many of its customers a contingent future right to use PeopleSoft's source code solely for internal maintenance services. This possible access to PeopleSoft's source code may increase the likelihood of misappropriation or other misuse of PeopleSoft's intellectual property. Finally, the laws of some countries in which PeopleSoft's software products are or may be licensed do not protect PeopleSoft's software products and intellectual property rights to the same extent as the laws of the United States. Defending PeopleSoft's rights could be costly.

    Third parties may assert infringement claims against PeopleSoft. These assertions could distract management, require PeopleSoft to enter into royalty arrangements, and could result in costly and time consuming litigation, including damage awards.

PEOPLESOFT MAY EXPERIENCE LIABILITY CLAIMS ARISING OUT OF THE LICENSING OF ITS SOFTWARE AND PROVISION OF SERVICES.

    PeopleSoft's agreements contain provisions designed to limit its exposure to potential liability claims. However, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances. For example, PeopleSoft might not be able to avoid or limit liability for disputes relating to product performance or the provision of services. If a claim against PeopleSoft were successful, PeopleSoft might be required to incur significant expense and pay substantial damages. Even if PeopleSoft was to prevail, the accompanying publicity could adversely impact the demand for PeopleSoft's software.

UNCERTAINTY SURROUNDING THE YEAR 2000 OR THE FAILURE OF PEOPLESOFT'S OR THIRD-PARTY'S PRODUCTS TO BE YEAR 2000 COMPLIANT AND PEOPLESOFT'S FAILURE TO ADEQUATELY DEVELOP AND IMPLEMENT CONTINGENCY PLANS COULD IMPACT SALES, SUBJECT PEOPLESOFT TO LIABILITY CLAIMS, OR CAUSE PEOPLESOFT TO EXPERIENCE PRODUCT INTERRUPTIONS OR DELAYS THAT MIGHT CAUSE PEOPLESOFT TO INCUR UNANTICIPATED EXPENSES.

    Each customer's evaluation of its need to achieve Year 2000 compliance may affect its purchase decisions. PeopleSoft believes that many current and potential customers are heavily engaged in testing and correcting system Year 2000 problems, and beginning in the second half of 1998 PeopleSoft's revenues have been negatively impacted by such customers choosing to defer system investments. In addition, PeopleSoft's sales cycles have lengthened due to lessened urgency of customers' system investment decisions. Because Year 2000-related impacts on customer purchasing decisions are unprecedented, PeopleSoft has a limited ability to forecast accurately the effects of the Year 2000 issue on its quarter-to-quarter revenues.

    PeopleSoft's internal business information systems are comprised primarily of the same commercial application software products it generally offers for license to customers. These applications have been tested for Year 2000 compliance and are certified by the Information Technology Association of America as Year 2000 compliant. However, PeopleSoft cannot be sure that no Year 2000 compliance issues will arise related to its commercial application software products. As a result, PeopleSoft's customers who use these products could assert claims that could be costly and time consuming to defend and could result in the payment of damages.

    PeopleSoft uses other third-party vendor network equipment, telecommunication products, and software products that may not be Year 2000 compliant. PeopleSoft currently is taking steps to address the impact, if any, of the Year 2000 issue surrounding these third-party products. The failure of any critical technology components to operate properly in the Year 2000 could cause a significant disruption in PeopleSoft's business and cause PeopleSoft to incur significant unanticipated expenses to remedy any problems.

PEOPLESOFT'S STOCK PRICE IS VOLATILE AND THERE IS A RISK OF LITIGATION.

    The trading price of PeopleSoft common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

    - revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

    - announcements of technological innovations by PeopleSoft or its competitors;

    - new products or the acquisition of significant customers by PeopleSoft or its competitors;

    - developments with respect to patents, copyrights or other proprietary rights of PeopleSoft or its competitors;

    - changes in recommendations or financial estimates by securities analysts;

    -   changes in management:

    -   conditions and trends in the software industry generally;

    - the announcement of acquisitions or other significant transactions by PeopleSoft or its competitors;

    -   adoption of new accounting standards affecting the software industry;
        and

    -   general market conditions and other factors.

    Fluctuations in the price of PeopleSoft's common stock may expose PeopleSoft to the risk of securities class action lawsuits. As a result of the significant declines in the price of its common stock during the second half of fiscal 1998 and the first half of fiscal 1999, several such lawsuits were filed against PeopleSoft. Although PeopleSoft believes that these lawsuits are without merit, defending against them could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject PeopleSoft to significant liabilities. PeopleSoft cannot be assured that there will not be additional lawsuits in the future.

                           PART II - OTHER INFORMATION

    Item 1. Legal Proceedings

    Securities Class Actions: Beginning on January 29, 1999, a series of class actions were filed alleging that the Company and various of its officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The first action was entitled Gulio Suttovia v. David Duffield et al., No. C 99-0472 MJJ and all other actions were consolidated into this action during June 1999 with the appointment of lead plaintiffs' counsel at that time. There were varying combinations of defendants named in these actions, but the universe of defendants named in one or more actions, all of whom are represented by Gibson, Dunn & Crutcher LLP is: PeopleSoft, Inc., David A. Duffield, Ronald E.F. Codd, Albert W. Duffield, Kenneth R. Morris, George J. Still, Jr., Margaret L. Taylor, Aneel Bhusri, Cyril Yansouni and Momentum Business Applications, Inc.

    The First-Amended Consolidated Complaint is currently due to be filed on or before December 8, 1999. All defendants anticipate filing a motion to dismiss within forty-five days after the filing of the amended complaint. In the interim, no discovery or motion practice is contemplated.

    The class periods alleged in the existing complaints vary slightly, but generally run from early February 1997, when the Company's 1996 financial results were released, until late January 1999, when its 1998 results were announced. The allegations of the complaints focused on three general areas. First, the complaints alleged that the Company improperly accounted for the acquisition of PeopleMan, L.P., which was acquired by the Company in 1996. The complaints alleged that, instead of writing off approximately $22 million of in-process research and development ("IPR&D") in 1996 as a one-time charge, the Company should have written off a lesser amount in 1996, capitalized the remainder and amortized such amount over its useful life, which would have increased reported earnings in 1996 but reduced reported operating earnings in later years. The allegations in this regard appeared to be based on the Company's announcement, on January 28, 1999, that the Securities and Exchange Commission was reviewing the Company's accounting treatment for this transaction (as well as for the acquisition of Intrepid Systems. Inc. in 1998, which resulted in a $13.9 million charge for IPR&D in the fourth quarter), and that the Company may be required to restate its 1996 and 1997 financial statements with respect to the accounting for IPR&D on the PeopleMan transaction (and take a lesser charge than expected for the Intrepid acquisition in the fourth quarter of 1998). The Company has subsequently been advised by the SEC that it will not require restatement of the 1996 or 1997 financial statements with respect to the PeopleMan transaction and that it does not take exception to the accounting for IPR&D with respect to the Intrepid transaction.

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

    Third, the complaints alleged that the Company misled the investing public as to the Company's future prospects and failed to disclose facts that it knew would result in decreased demand for its products and/or decreased operating margins. The complaints alleged further that various officers and directors intended to profit thereby by artificially inflating the price of the Company's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appeared to have been triggered by the Company's 1999 forecast issued on January 28, 1999, which indicated lower growth than experienced in prior years. The Company also announced that it was reducing its workforce by approximately 6%. Due to uncertainties in the current business environment, the Company no longer is forecasting financial results.

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

        None

    Item 5. Other Information

        None

    Item 6. Exhibits and Reports on Form 8 - K

        (a)     Exhibits

                27.1    Financial Data Schedule -September 30, 1999

        (b)     Reports on Form 8 - K

                Announcement of a stock-for-stock merger agreement with The Vantive Corporation filed October 13, 1999.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: November 15, 1999

                                PEOPLESOFT, INC.

                                By: /s/ Stephen F. Hill
                                    --------------------------------------
                                    Stephen F. Hill
                                    Vice President and
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                PEOPLESOFT, INC.

                                INDEX OF EXHIBITS

     EXHIBIT #                        EXHIBIT TITLE
     ---------                        -------------
     27.1             Financial Data Schedule - September 30, 1999