Form 10-K405
period 1999-12-31
PEOPLESOFT INC
filed 2000-03-30
CIK 875570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 14, 2000 as reported on the Nasdaq National Market, was approximately $6.3 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 14, 2000 Registrant had 274,809,575 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held May 30, 2000 are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     References in this Report to the "Company" or "PeopleSoft" refer to PeopleSoft, Inc., which was incorporated in Delaware in 1987 and its subsidiaries. PeopleSoft, the PeopleSoft logo, PeopleTools, PS/nVision, PeopleCode, PeopleBooks, Red Pepper, SCOPE, Vantive, the Vantive Logo, Vantive Enterprise, Quickserver, Wayfarer and the Wayfarer logo are registered trademarks and PSBN, PeopleTalk, and "We work in your world." are trademarks of PeopleSoft, Inc. All other company and product names may be trademarks of their respective owners.

                                     PART I

ITEM 1. BUSINESS

     This Business section and other parts of this Form 10-K contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements contained throughout this Annual Report include, but are not limited to, those identified with a footnote (1) symbol.

GENERAL

     PeopleSoft, Inc. ("PeopleSoft" or "the Company") designs, develops, markets and supports a family of enterprise application software products for use throughout large and medium sized organizations. These organizations include corporations, higher education institutions, and federal, state, provincial and local government agencies worldwide. PeopleSoft provides enterprise application software for customer relationship management, human resource management, financial accounting, distribution, supply chain management, along with a range of industry-specific solutions. For more than 4,000 customers, PeopleSoft's applications offer a high degree of flexibility, rapid implementation, scalability across multiple databases and operating systems, and low cost of ownership.

     Incorporated in Delaware in 1987, PeopleSoft shipped its first software product, a human resource management system, in December 1988. In 1992, PeopleSoft introduced the first of a series of financial management and accounting system software products, and, in 1994, it introduced the first of a series of distribution and supply chain management products. Since that time, PeopleSoft has introduced several additions to its existing product lines, plus industry specific software products. These industry solutions include manufacturing products, public sector financial management products, public sector human resource management products, student administration products for the higher education market, and human resource and financial management products for the U.S. federal government market. In the first quarter of 1999, PeopleSoft released its first analytical application products to support management decision making.

     On December 31, 1999, PeopleSoft merged with The Vantive Corporation ("Vantive"), a supplier of customer relationship management solutions, in a business combination accounted for under the pooling of interests method of accounting. At the time of the merger, Vantive was a worldwide leader in customer relationship management solutions. Vantive's products enable companies to sell, support and service customers through channels of interaction including the Internet, call center, e-mail, or directly through sales and service representatives. The Vantive Enterprise is an integrated software suite that leverages the Internet to increase sales, marketing, call center, field service, help desk and web service effectiveness.

     PeopleSoft's software products are backed by PeopleSoft Advantage customer service, a comprehensive consulting, education and technical support program. PeopleSoft's consulting business offers a variety of services to its customers including implementation assistance, project planning and strategy, upgrade assistance, electronic commerce, workflow or on-line analytic processing ("OLAP") deployment, and minor software product enhancements. PeopleSoft's education business offers comprehensive training for key groups affected by the implementation of PeopleSoft's products and technology. PeopleSoft's technical support program includes 24-hour telephone support, access to the PeopleSoft Advantage Customer Care Center and certain software product upgrades for supported customers.

     PeopleSoft's strategy is to offer comprehensive solutions that enable organizations to manage and enhance their relationships with customers, suppliers and employees. These solutions are expected to include front office applications for customer relationship management, eCommerce and employee administration. In the third quarter of 1999, PeopleSoft shipped its first two front office applications, PeopleSoft eProcurement and PeopleSoft eStore. PeopleSoft eProcurement enables customers' employees to purchase goods and services over the Internet while PeopleSoft eStore enables customers to conduct business to business and business to consumer commerce over the Internet. Front office applications can be integrated with

PeopleSoft's enterprise application software. This integration facilitates the seamless flow of information across multiple applications, such as purchasing, accounts payable and general ledger in the case of PeopleSoft eProcurement, and subjects a transaction to enterprise application functionality such as workflow whereby a purchase by an employee may be automatically screened for authorization and routed for approval based on pre-designated system settings.

     In addition to front office applications, PeopleSoft is developing a suite of analytical applications to support management decision making. Analytical applications take transaction information from multiple sources including PeopleSoft's enterprise application software and provide detailed analytic information which may be used to broaden or deepen an organization's relationships with its customers, suppliers and employees. The combination of enterprise applications, front office applications, and analytical applications can provide organizations with a complete 360 degree view of their customers, suppliers and employees.

SOFTWARE PRODUCT ARCHITECTURE

     The December 1999 release of the PeopleSoft 8 Enterprise Performance Management suite of analytical applications marks PeopleSoft's shift from a client/server architecture to an Internet architecture. Other PeopleSoft 8 applications utilizing the PeopleSoft Internet Architecture are due to be released during 2000.(1)

     The Company believes that its software architecture provides the system performance required for intensive record keeping and high volume on-line transaction processing ("OLTP") business applications, and facilitates faster, easier and less expensive implementations of the initial system as well as subsequent upgrades. PeopleSoft applications are designed for ease of use and are compatible with personal productivity applications such as word processors and spreadsheets. PeopleSoft software products are designed specifically for use with relational database management systems ("RDBMS"), which offer power and functionality superior to flat files, hierarchical, or other non-relational databases that are generally used with legacy software applications. The Company's software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, PeopleSoft software products are portable across major RDBMS software and server hardware platforms. The Company believes that the intuitive design of its software products reduces end-user training requirements and allows end-users and decision makers increased access to critical data not always readily available to them with legacy systems.

  Architecture

     Prior to release 8, the Company's application software products supported online transaction management in any of three different modes. In two-tier transaction processing, the presentation logic and interactive application logic are performed on a Windows client, while data intensive application logic and data management functions are carried out on the database server. In three-tier transaction processing, the presentation logic and selected interactive application logic operate on a Windows client, while the balance of interactive application logic and data intensive application logic operates on an application server and data management functions are carried out on a database server. The two-tier and three-tier options that use Windows on the desktop are collectively referred to as the Windows Client. In "three-tier for the Web" transaction processing, the presentation logic operates on a Java based client in a browser ("Web client"), while interactive application logic and data intensive application logic operates on an application server. With the availability of Release 7 and three-tier transaction processing, the Company's application software products now take advantage of messaging using remote procedure calls, which facilitate real-time initiation of certain application logic routines on an application server or database server machine. Customers may implement Release 7 or 7.5 application software products using a single or any combination of the above processing options in a single local area or wide area network environment.

     The Company's release 8 software products will rely on an application server to process all application logic, as well as the generation of the Hyper-text Markup Language ("HTML") that is used by the web browser to render the user interface. Data management functions are still carried out by the database server.

---------------

(1) Forward-Looking Statement

Additionally, integration with market leading lightweight directory access protocol ("LDAP") is expected to provide common user definitions and security between various PeopleSoft applications and other LDAP-compliant applications (e.g. email). Further integration capabilities are provided through the use of XML messaging over HTTP as well as open APIs accessible via COM, Java, and C/C++.

  PeopleTools

     Today's users are demanding system solutions that address specific business needs, facilitate the automation of workflow, are quickly adaptable to changing information requirements and provide for ease of access to information. PeopleSoft addresses these needs by providing PeopleTools, a set of integrated development and reporting tools including: (i) Development tools for use by business process or system analysts to rapidly design and deploy custom modifications; (ii) Administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft's applications; (iii) Reporting and Analysis tools for use by application users to easily access, summarize and analyze information; (iv) PeopleSoft Workflow for use by business process or system analysts and application users to automate business processes in a paperless environment; and
(v) PeopleSoft enterprise application integration tools for use in communicating between PeopleTools-built applications and externally-built applications. PeopleTools continues to be used by the Company to develop most of its application software products, and is a runtime environment. Powerful features and functions which PeopleTools supports include effective date capabilities, extensive security at both a user and object level, and a tree editor for managing hierarchical relationships among data elements. PeopleTools is used to build and modify data tables, design and customize user interface pages, modify user pull-down menus, define security privileges of individual users and operator access to system objects, define and build workflow based processes, process online transactions, and facilitate data importation from other systems into PeopleSoft applications. PeopleTools simplifies system customization and implementation and can help reduce the time and cost of implementing the system. Upgrades to new releases are simplified with a tool, which provides an automated comparison of the customer's customized systems to base level systems, and helps define how to install new releases. In addition, PeopleTools provides customers with significant ongoing flexibility to modify their systems quickly and inexpensively, so that internal maintenance costs can be reduced significantly.

  Relational Database Management Systems

     By utilizing relational databases and designing its products from the ground up, the Company has been able to develop integrated software products with fully normalized data structures. A fully integrated system provides convenient access to shared data such as department tables, tax rates and organization charts, without requiring users to maintain this information redundantly. Collecting and capturing information once ensures that all data is consistent, readily available and easier to maintain. Through adherence to ANSI Structured Query Language ("SQL"), the industry standard data manipulation language for RDBMSs, and other relational database standards, the Company's software products are available in a range of environments. PeopleSoft's software products can be licensed for use with the following RDBMSs: IBM's DB2 (MVS/ESA using DDCS connectivity products from IBM, and separately on AIX), Informix Corporation's ("Informix") INFORMIX-OnLine Dynamic Server (NT and multiple versions of Unix), Microsoft Corporation's ("Microsoft") SQL Server, Oracle Corporation's ("Oracle") Oracle 8 (NT and over 10 versions of Unix), and Sybase, Inc.'s ("Sybase") System 11 (on multiple versions of Unix). If the customer decides to switch to other PeopleSoft supported RDBMS or hardware platforms, user disruption is usually minimized because only the "back-end" database changes, while the "front-end" application remains the same. No assurance can be given concerning the successful development of PeopleSoft software products on additional platforms, the specific timing of the releases of any future software products, the performance characteristics of PeopleSoft applications on additional platforms or their acceptance in the marketplace.

     Not all software products or release versions of the Company's software products are currently available on all of the above platforms. Presently, releases or new software products are initially introduced on Oracle with a subsequent release supporting certain other RDBMS versions. As a result of the complexities inherent in the DB2 environment and the performance demanded by customers in the DB2 environment, the DB2 version requires more lengthy development and testing periods to achieve market acceptance. In addition, there may be future or existing RDBMS platforms that achieve popularity within the business application marketplace and on which PeopleSoft may desire to offer its applications. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design. No assurance can be given concerning the successful porting to new platforms, the specific timing of completion of any such ports or their acceptance in the marketplace.

  Graphical User Interface

     PeopleSoft's release 8 products are designed to be accessed through the use of a web browser, which is responsible for rendering the graphical user interface ("GUI"). By exploiting standard web "look and feel" similar to popular consumer websites, PeopleSoft believes that the web browser interface will leverage user's existing knowledge and help to reduce training time.(1) Desktop integration with other common applications such as Microsoft Excel is achieved through the use of standard Internet protocols. Web-based reporting is also a new feature of PeopleSoft 8, allowing the user to execute reports on a server and view the output directly in their web browser.

  Application Security Architecture

     The Company's application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. The Company has developed a security architecture utilizing the capabilities of its own applications, the client operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third-party security products such as LDAP directory servers. To date, the Company is not aware of any violations of its application security architecture within its installed base.

APPLICATION SOFTWARE PRODUCTS

     STATEMENT OF POSSIBLE FUTURE DIRECTION: This document contains statements of future direction concerning possible functionality for PeopleSoft's software products and technology. All functionality and software products will be available for license and shipment from PeopleSoft only if and when generally commercially available. PeopleSoft disclaims any express or implied commitment to deliver functionality or software unless or until actual shipment of the functionality or software occurs. The statements of possible future direction are for informational purposes only and PeopleSoft makes no express or implied commitments or representations concerning the timing and content of any future functionality or releases.

     Applications for eBusiness start with back-office functions that provide a foundation for business processes for customers, suppliers, and employees -- such as general ledger, payables, billing, payroll, and enterprise planning. The power of applications for eBusiness is then unleashed with front-office functions that directly build and sustain relationships with customers, suppliers, and employees -- such as applications for procurement, electronic storefronts, employee benefits, travel and expense, and customer service. The Company's most recent release, PeopleSoft e7.5, enables customers to deploy and execute close to 90 percent of PeopleSoft transactions through a Java-based Web Client and numerous Web-enabled Self-Service Applications. PeopleSoft Self-Service Applications help organizations to distribute functionality throughout the enterprise to a broad base of users, using Internet technology. These applications enable employees, customers, suppliers, and other occasional users to perform self-service administrative tasks specific to their roles. In addition, PeopleSoft e7.5 provides an HTML access framework that enables customers to deploy thin client HTML based Internet applications.

     The Company is currently developing PeopleSoft 8, which is expected to deliver on PeopleSoft's mission to provide applications for eBusiness to our customers: 100 percent Internet browser delivery, open integration, business intelligence, rapid and flexible deployment. PeopleTools 8, the Company's Internet Architecture, and certain analytical applications based on PeopleTools 8 were released during the fourth quarter of 1999. The

---------------

(1) Forward-Looking Statement

Company is currently developing release 8 of Human Resources Management, Financials and Supply Chain Management, which are expected to be released in 2000.(1)

     Below is a brief description of certain of the Company's software products commercially available as of December 31, 1999. Please note that products may be shared between product lines and therefore, may appear in more than one product line. This allows our customers the flexibility to purchase the set of products that best address their business needs.

  PeopleSoft eCommerce Applications

     In 1999, PeopleSoft released PeopleSoft eStore and PeopleSoft eProcurement, two eCommerce applications which enable customers to conduct business over the Internet. PeopleSoft eStore is a comprehensive online sales and customer service solution that combines best-of-breed online selling functionality with deep integration into the supply chain and other back-office systems -- to deliver the kind of value needed to succeed online. eStore runs end-to-end and supports sales both to consumers and to other businesses. PeopleSoft eStore is designed for established enterprises looking to create new sales channels and supplement existing channels -- as well as for rapidly developing companies reliant on the Internet for success.

     With PeopleSoft's eProcurement solution, organizations benefit from the Internet on purchases of maintenance, repairs, or operations ("MRO"). Integrated into the PeopleSoft eBusiness backbone and developed with Commerce One, PeopleSoft eProcurement is a Web-based electronic procurement application providing a single interface for thousands of users across the enterprise to manage all types of MRO goods and services activity.

  PeopleSoft Human Resources Management

     PeopleSoft Human Resources Management helps organizations track their most important asset: people. Our modular, global solution set enables organizations to: manage positions and compensation, recruit, hire, and train employees, promote, allocate, and retire personnel, and comply with local and international regulatory requirements. PeopleSoft Human Resources Management software includes: PeopleSoft Human Resources, PeopleSoft Benefits/FSA Administration, PeopleSoft Pension Administration, PeopleSoft Payroll, PeopleSoft Payroll Interface, PeopleSoft Time and Labor, and PeopleSoft Stock Administration.

  PeopleSoft Financial Management

     PeopleSoft Financial Management helps capture and administer financial data smoothly, quickly, and accurately -- across the enterprise. Consistent with an organization's practices and policies, PeopleSoft Financial Management assists in fulfilling both internal and external reporting requirements and regulatory compliance worldwide, and provides internal controls. PeopleSoft Financial Management applications are designed to support the following integrated business processes, but can also operate as stand-alone modules: Record to Report, Plan and Budget, Manage Employee Expenses, and Asset Lifecycle. PeopleSoft Financial Managementsoftware includes: PeopleSoft General Ledger, PeopleSoft Payables, PeopleSoft Receivables, PeopleSoft Asset Management, PeopleSoft Projects, PeopleSoft Budgets, PeopleSoft Expenses, and PeopleSoft Cash Management.

  PeopleSoft Student Administration

     PeopleSoft Student Administration 7.6 is a dynamic eBusiness application that provides role-based communication and information access for educational organizations -- its applicants, recruiters, students, instructors, alumni, employees, and guests. PeopleSoft Student Administration 7.6 delivers an intelligent, role-based Internet facility that can be integrated into a college or university's existing Web site. PeopleSoft supplies the technology infrastructure to convey the institutional personality without advertising requirements.

---------------

(1) Forward-Looking Statement

When a user logs onto their individually tailored Web site, PeopleSoft Student Administration 7.6 identifies the individual's role or roles and delivers personalized access and content appropriate to the user and the business process. PeopleSoft Student Administration 7.6 also uses the role metaphor to merge all appropriate activities into a single easy-to-use Web interface, eliminating the need to navigate through different pages to complete different tasks.

  PeopleSoft Treasury Management

     PeopleSoft Treasury Management provides cash management, risk management, and deal management capabilities to support global, multi-center treasury units. PeopleSoft Treasury Management helps synchronize the entire money management chain, including: high-volume cash transaction traffic, complex foreign exchange risk hedging, trading multi-instrument debt or investment portfolio. PeopleSoft Treasury Management software includes: PeopleSoft Cash Management, PeopleSoft Deal Management, PeopleSoft Risk Management, PeopleSoft Budgets, PeopleSoft Expenses, PeopleSoft Payables, and PeopleSoft Receivables.

  PeopleSoft Enterprise Performance Management

     PeopleSoft Enterprise Performance Management integrates information from outside and inside an organization to help measure and analyze its true performance. By enhancing the data using advanced business algorithms, comparing cause-and-effect relationships, and delivering the information in an easy-to-understand, actionable format, Enterprise Performance Management helps customers better understand the real driving forces behind their organization's business operations. PeopleSoft Enterprise Performance Management software includes:
PeopleSoft Enterprise Warehouse, PeopleSoft Workbenches, PeopleSoft Balanced Scorecard, PeopleSoft Workforce Analytics, PeopleSoft Industry Analytics, and PeopleSoft Strategy and Financial Management.

  PeopleSoft Project Management

     PeopleSoft Project Management is an integrated suite of enterprise applications designed to maximize the profitability of an organization's projects. By combining all project data into a single repository, users gain easy access to critical information. PeopleSoft Project Management helps: identify and capture all project costs, from initial estimates through actuals; manage all resources associated with each job -- even in multiple sites, countries, and languages; track materials, labor, and overhead; calculate financial indicators related to billing, sales, earnings, interest, performance, and completed projects; view up-to-the-minute project status; and respond quickly to issues. PeopleSoft Project Management software includes: PeopleSoft Projects, PeopleSoft Purchasing, PeopleSoft Payables, PeopleSoft Expenses, PeopleSoft Asset Management, PeopleSoft Inventory, PeopleSoft Time and Labor, PeopleSoft Payroll, and PeopleSoft Budgets.

  PeopleSoft Sales and Logistics

     PeopleSoft Sales and Logistics helps users place accurate orders, provide reliable promise dates, and create flexible product configurations. This application set enables users to: capture, maintain, and share product and distribution information across the enterprise; define and verify make-to-order or assemble-to-order requirements; enter configured sales orders and quotes on a laptop, in front of customers; determine the available material and capacity in the supply chain; and prepare, calculate, and submit invoices. PeopleSoft Sales and Logistics software includes: PeopleSoft Remote Order Entry, PeopleSoft Order Management, PeopleSoft Product Configurator, PeopleSoft Billing, PeopleSoft Receivables, PeopleSoft Order Promising, and PeopleSoft Inventory.

  PeopleSoft Materials Management

     PeopleSoft Materials Management enables users to closely track and control the purchase, inventory, and flow of materials throughout the organization. This application helps users: purchase the right material at the right price, analyze and control inventory across the enterprise, calculate replenishments, distribute accurate materials on time, track consumption of goods and services. PeopleSoft Materials Management software includes: PeopleSoft Purchasing, PeopleSoft Payables, PeopleSoft Inventory, PeopleSoft Expenses, and PeopleSoft Asset Management.

  PeopleSoft Supply Chain Planning

     PeopleSoft Supply Chain Planning helps meet customer demand for on-time and accurate delivery of products, on a global basis. With PeopleSoft Supply Chain Planning users can: forecast demand based on order history, economic indicators, and input from employees, suppliers, and customers; determine when and where to produce and distribute finished products, based on the availability of raw materials, aggregate capacity, and finished goods; establish reliable promise dates for customer orders, share real-time planning information with suppliers and customers, reduce inventory, and improve throughput of goods. PeopleSoft Supply Chain Planning software includes: PeopleSoft Demand Planning, PeopleSoft Enterprise Planning, and PeopleSoft Order Promising.

  PeopleSoft Procurement

     PeopleSoft Procurement enables service-based organizations to efficiently procure operating materials, then track the distribution and consumption of those materials throughout the enterprise. Our Procurement applications helps users: procure a variety of operating materials, from office supplies to advertisements, effectively bill for all operating materials, procure the right material at the lowest cost, manage inventory, allocate operating materials, track consumption of goods and services. PeopleSoft Procurement software includes: PeopleSoft Purchasing, PeopleSoft Payables, PeopleSoft Inventory, PeopleSoft Expenses, and PeopleSoft Asset Management.

  PeopleSoft/Vantive Customer Relationship Management

     The Vantive Enterprise is a full suite of customer relationship management ("CRM") products that helps companies manage customer relationships through any channel of interaction -- the Web, phone, email, fax or directly through sales and service representatives. The Vantive Enterprise provides the ability to consolidate customer data from different applications, including legacy and back-office applications, helping companies to provide a total view of the customer and more effectively meet the customer's needs. The Vantive Enterprise can be used as separate modules or together as an integrated enterprise suite. PeopleSoft/ Vantive customer Relationship Management software includes: Vantive eBusiness Applications, Vantive Support and Quality, Vantive Sales and Marketing, Vantive FieldService, Inventory, and Procurement, and Vantive HelpDesk. The Vantive Enterprise Applications described above were designed on a client-based architecture. The Company released the first suit of web-enabled CRM applications in January of 2000.

The following section includes a description of some of the products that the Company either released or expects to release during 2000.

  PeopleSoft Service Revenue Management

     PeopleSoft Service Supply Chain, will be a collection of complementary applications integrated into a single system for tracking all the time, labor, expenses, and billings associated with delivering services. This unique application will assist organizations to: adhere to revenue and expense matching principles, tailor accounting processes for a given revenue recognition methodology, manage complex contracts that vary by organization, customer, project, and so on. PeopleSoft Service Supply Chain software is expected to include: PeopleSoft Time and Labor, PeopleSoft Payroll, PeopleSoft Projects, PeopleSoft Billing, PeopleSoft Expenses, PeopleSoft Receivables, PeopleSoft Payables, and PeopleSoft Purchasing. PeopleSoft Service Revenue Management will also include two new modules, workforce scheduling and contract administration, with functionality targeted at professional services firms. Together, these application will provide PeopleSoft's Professional Services Information Suite.

     PeopleSoft Professional Services Automation, is designed to enable professional services organizations to more effectively leverage its workforce and determine which skills are most critical to success. PeopleSoft

Professional Services Automation integrates the human resources, financial, and business intelligence systems needed to deliver a complete, 360-degree view of an organization's knowledge workers and their capabilities.

  PeopleSoft Application Service Provider

     The Company launched PeopleSoft eCenter during first quarter of 2000. PeopleSoft eCenter is expected to provide companies with a one-stop shop for application software and services. As the application service provider ("ASP"), PeopleSoft expects to host, maintain, and upgrade the customer's applications. This model is especially valuable to dot com start-ups and small and mid-size companies that cannot afford the costs of deploying software. It also appeals to well-established organizations looking for more operational simplicity, less reliance on scarce Information Technology resources, and ways to lower the total cost of ownership of their systems.

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

SERVICES AND CUSTOMER SUPPORT

     The Company believes that a high level of customer service is required to be successful in the enterprise software marketplace due to the number of different hardware and software vendors involved in an implementation and the inherent complexity of the software. The Company also believes that the opportunity exists to differentiate itself from competitors on a service level due to the demanding service requirements of this market. The Company's customer service staff consisted of 3,426 employees as of December 31, 1999.

     Service revenue consists primarily of software support (maintenance) fees, customer training fees, consulting fees, and other miscellaneous fees. Services revenues constituted 45%, 55% and 74% of the Company's total revenues during the years ended December 31, 1997, 1998 and 1999. Service revenue may fluctuate due to, but not limited to, changes in levels of consulting activity, the related satisfaction of significant agreement milestones, satisfaction of the Company's revenue recognition criteria, and seasonality. Services provided by the Company include the following categories.

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

     Typically, software product license fees include the first year of maintenance support. Thereafter, ongoing maintenance contracts are offered to customers, and are renewable on an annual basis. The maintenance agreement entitles the customer to software product enhancements or upgrades released during the term of the maintenance agreement, access to the PeopleSoft Customer Care Center, and 24-hour hot-line telephone support.

CONSULTING SERVICES

     The Company offers a variety of consulting services to its customers including implementation assistance, project planning, upgrade, electronic commerce, workflow, OLAP deployment, and minor software product enhancements. The Company has several technology labs, which currently concentrate on upgrading customers from one PeopleSoft release to the next. Additionally, the Company has a rapid implementation lab that specializes in the development of tools, templates and methodologies to assist our customers and partners in similar efforts. The Company frequently works closely with third party consulting and systems integration firms such as Andersen Consulting, Deloitte and Touche LLP, KPMG Peat Marwick LLP and PriceWaterhouseCoopers LLP who provide the customer with a full range of reengineering, customization and project management services. These third party consulting firms have also licensed PeopleSoft applications to develop programs to support customers implementing the Company's software products. During the past year PeopleSoft significantly expanded its consulting services group to meet growing customer demands for such services. There can be no assurance that PeopleSoft will be successful in further expanding its consulting services group, or that revenues from consulting services will not decrease.

     To help reduce the time-to-implement and improve a customer's opportunity to achieve a higher return on investment from licensing a PeopleSoft product, the Company has created the PeopleSoft Advantage Tool Kit ("ATK"). This tool kit is bundled with the product, and provides customers and partners with specific implementation guidance and facilities. The Advantege Tool Kit was successfully utilized in a beta setting during 1998 and was deployed in 1999. The Company believes that ATK will significantly reduce the time-to-implement and long-term cost of ownership for the licensed products, as well as facilitating the overall process of upgrading and extending applications throughout a customer's enterprise.(1) No assurance can be given concerning the successful development of enhancements or new software products, the specific timing of completing new releases or new software products or the level of their acceptance in the marketplace.

  Customer Education and Training

     The Company offers comprehensive education for key learner groups in the PeopleSoft customer base -- executives, the project team and application users -- with the goal of ensuring each customer's success with the Company's software products and beyond. Training is also available for third party consultants and non-licensed customers. Products and services include project team training classes, end user training classes, the end-user training kit, course development and delivery services, and workforce performance consulting services. Training delivery methods include instructor-led classes, distance learning offerings, and electronic performance support systems (EPSS) that are designed to integrate with the PeopleSoft software.

  Customer Care Center

     The Customer Care Center (CC) is a pool of customer service resources that are available via 1-800 number access. All PeopleSoft maintenance customers have access to the CC personnel. These service professionals are focused on resolving customer's business issues. The CC is also responsible for all customer software orders, maintaining customer contracts and the maintenance of customer service systems such as The Vantive Enterprise.

  PeopleSoft Advisor

     This group develops and delivers PeopleSoft business information to the customer base via seminars, conference calls, newsletters, webcasts, etc., serving as a communication vehicle for all customers.

SALES AND MARKETING

     The Company markets and licenses its software products in most major world markets primarily through a direct sales organization of 1,157 employees as of December 31, 1999. The domestic direct sales organization is based in over 25 field sales offices located in major metropolitan areas throughout the United States. International sales activities are managed out of the Company's offices in Toronto, Vancouver, Ottawa, and Montreal, Canada; Amsterdam, the Netherlands; Paris, France; Reading, England; Munich, Germany; Brussels, Belgium; Milan, Italy; Zurich, Switzerland; Mexico City, Mexico; Sydney, Perth and Melbourne,

---------------

(1) Forward-Looking Statement

Australia; Auckland, New Zealand; Buenos Aires, Argentina; Sao Paulo, Brazil; Tokyo, Japan; Madrid, Spain; Johannesburg, South Africa; Hong Kong and Singapore. Most of the Company's licenses for PeopleSoft software products to date have been in the U.S. and Canada, and a significant portion of international sales have been to overseas affiliates of a customer's U.S. based enterprise. To augment its direct sales channel, the Company has: (i) a teaming agreement with Andersen Consulting to address the PeopleSoft HRMS and PeopleSoft Financials requirements of federal, state and local government agencies; (ii) agreements for consulting and system integration with Deloitte and Touche LLP, KPMG Peat Marwick LLP and PriceWaterhouseCoopers LLP; and (iii) agreements with other third party distributors and system integrators in various countries where it does not have a direct sales force.

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

     Generally, customers obtain separate licenses for the underlying database management systems directly from the RDBMS vendors, however, the Company may also sublicense runtime versions of Oracle's, Sybase's or Informix's RDBMSs and certain connectivity software products to its customers, and in some cases, has made royalty prepayments under these agreements. In addition, the Company incorporates SQRIBE Technology Corporation's ("SQRIBE") SQR, ReportMate, Seagate's Crystal Report Writer, BEA's Tuxedo and Jolt Middleware, Cognos' Powerplay, Select Software's data modeling and process modeling tools, and Rational Software Corporation's SQA Robot with all of its software products. The Company has sublicensing arrangements with Microsoft, Oracle, Informix, SQRIBE, Seagate, BEA, Cognos, Select Software, Folio Corporation and Rational and accordingly, the Company must rely on the strength of such companies' trademarks, trade secrets, contractual arrangements, copyrights and patents for protection and continued usage of such intellectual property by the Company. Termination of the relationship with any of these companies could adversely affect the Company's software product offerings and ability to generate revenue software application license sales. We can not assure you that these relationships will not be terminated in the future.

     A key aspect of the Company's sales and marketing strategy is to build and maintain strong working relationships with businesses the Company believes play an important role in the successful marketing of its software products. The Company's customers and potential customers often rely on third party system integrators to develop, deploy and manage client/server applications. These include: (i) RDBMS software vendors (such as Informix, Microsoft, Oracle and Sybase); (ii) hardware vendors (such as Compaq Computer Corporation, Hewlett Packard Corporation, IBM, Sequent Computer Systems, Inc. and Sun Microsystems, Inc.), which offer both hardware platforms and, in the case of IBM, proprietary RDBMS products on which the Company's software products run; (iii) technology consulting firms and systems integrators (such as Andersen Consulting, IBM's ISSC, Deloitte and Touche LLP, PriceWaterhouseCoopers LLP, and KPMG LLP) some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise the Company's principal customer base; and (iv) benefits consulting firms (such as Towers Perrin, Wyatt Co. and William M. Mercer & Co.) that are active in the implementation of human resource management systems. The Company believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. PeopleSoft has conducted several joint marketing and sales programs with these vendors and other technology and software partners, including seminars, direct mail campaigns and trade show appearances. However, these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, may start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or may otherwise discontinue their relationships with or support of PeopleSoft. If the Company or its partners are unable to adequately train a sufficient number of consulting personnel to support the implementation of the Company's software products, the Company may lose customers. In addition, PeopleSoft's software applica-tion architecture, including PeopleTools, may facilitate reduced implementation costs for customers compared to the competitive alternatives from Oracle and SAP. Therefore, systems integrators may actually generate lower integration fees when implementing PeopleSoft applications when compared to competitive offerings.

     Due to the foregoing factors, it is possible that in a future quarter or quarters, the Company's operating results could not meet the published expectations of certain public market financial analysts. In such an event, the price of the Company's common stock would very likely be materially adversely affected.

  International Operations

     During the years ended December 31, 1997, 1998 and 1999, the Company's international revenues were approximately 15%, 17% and 23% of total revenues. International revenues from Europe in 1999 represented 13% of total revenues compared to 9% in 1998. No other region had revenues greater than 10% of total revenues; and none of the regions had more than 5% of total assets in 1997, 1998 or 1999. The Company markets certain of its software products to a variety of industries through foreign subsidiaries located in Canada, the United Kingdom, the Netherlands, Germany, France, Spain, Switzerland, Italy, Belgium, South Africa, Mexico, Argentina, Brazil, Venezuela, Australia, Singapore, Japan, Malaysia, Hong Kong, and New Zealand. In addition, the Company also markets through distributors in the Asia/Pacific and Latin America region.

COMPETITION

     PeopleSoft competes with a variety of software vendors, including Internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the emerging enterprise resource optimization software solutions market segment, providers of human resource management system software products, providers of financial management systems software products, and numerous small firms that offer products with new or advanced features. As a result, the market for business application software has been and continues to be intensely competitive. Some competitors have become more aggressive with their payment terms and/or issuance of contractual implementation terms or guarantees. PeopleSoft may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. In addition, PeopleSoft believes it must differentiate itself through different or more subtle architectural and technological factors. In the enterprise application market, the chief competitive factors include: (i) the breadth and completeness of the enterprise solution offered by each vendor; (ii) the extent of software product integration across the enterprise solution; (iii) the availability of localized software products and technical support in key markets outside the United States; and (iv) the strength of Internet focused product offerings and vision.

     Some of PeopleSoft's competitors including Oracle and SAP, the Company's primary competitors in the enterprise application market, have an advantage over PeopleSoft due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources than PeopleSoft. At least one competitor has a larger installed base. In addition, Oracle Corporation is a competitor whose relational database management system underlies a significant portion of PeopleSoft's installed applications.

     Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to licensing PeopleSoft's software products. Although PeopleSoft is pursuing an outsourcing program that it believes will address the needs of the marketplace, this program may not be successful.

SOFTWARE PRODUCT DEVELOPMENT

     Since inception, the Company has made substantial investments in research and software product development. The Company believes that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complimentary technologies and products into its software product offerings is essential to maintain its competitive position in the market. The applications software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. The Company believes that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, the Company's development organization is comprised of small, focused development groups assigned to each of the software products within the primary software product areas: Customer Relationship Management, PeopleSoft Enterprise Performance Management, PeopleSoft Human Resources Management, PeopleSoft Financials, PeopleSoft Financials for the Public Sector, PeopleSoft Distribution, PeopleSoft Manufacturing, PeopleSoft Supply Chain Planning, PeopleSoft Learning Solutions and PeopleTools. During the fourth quarter of 1999, PeopleSoft delivered its PeopleTools 8 Internet architecture, which enables rapid development, deployment, and cost effective management of Internet applications. PeopleSoft's application development is undertaken utilizing this Internet architecture. In addition, the Company's documentation group develops the user and system administration documentation for each software product.

     The Company's current focus in application development is to complete its next major release, PeopleSoft 8. PeopleSoft 8 is expected to be the first pure HTML Internet client offering from the Company, and includes internet technologies, such as XML, publish-subscribe and business interlinks. In addition to this major technology shift, the Company expects to deliver enhanced functionality in its core products and a number of new applications, mostly focused on eCommerce and internet collaboration. During the fourth quarter of 1999, the Company delivered its first suite of products exploiting the pure HTML PeopleSoft Internet Architecture, PeopleSoft Enterprise Performance Management, comprised of the Balanced Scorecard, CRM Analytics and Workforce Analytics products. In addition, the Company anticipates continuing to invest in expanded functionality across all of its software product offerings, including global product requirements and industry specific requirements.(1) There can be no assurance that such development efforts will result in products, features or functionality or that the products, features or functionality that are developed will be accepted by the market.

     The Company's research and development staff consisted of 1,458 and 1,693 employees as of December 31, 1998 and 1999. The Company's total research and development expenses were approximately $147.1 million in 1997, $238.0 million in 1998, and $297.2 million in 1999. During 1998, the Company capitalized $27.8 million in software related to the purchase of Intrepid Systems, Inc. During 1999, the Company capitalized $10.6 million and $3.0 million related to the acquisition of TriMark Technologies, Inc, and Distinction Software, Inc., respectively. Capitalized software development and purchased software costs are amortized over the estimated useful life of the software product beginning with general availability for a period not to exceed five years. Total capitalized software amortization, which is charged to cost of license fees, amounted to $4.0 million in 1997, $5.7 million in 1998, and $9.3 million in 1999. In addition, during 1997 and 1998, the Company recorded one-time in-process research and development charges of $21.1 million and $23.1 million related to certain acquisitions.

     During the fourth quarter of 1998 the Company formed a new company, Momentum Business Applications, Inc. ("Momentum Business Applications"), to select and develop certain software application products, and to commercialize such products, most likely through licensing to the Company. The Company contributed $250 million to Momentum Business Applications. Momentum Business Applications' software application development activities will take place under a development and license agreement with the Company. During 1999, the Company recognized revenue from development services in the amount of $27.6 million. These development services were focused on eBusiness, analytic applications, and industry specific applications, the majority being in analytic applications, as the Company delivered a suite of products to the market in late 1999. Per the terms of the development contract with Momentum Business Applications, the Company performed development services on behalf of Momentum Business Applications. Momentum

---------------

(1) Forward-Looking Statement

Business Applications pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company.

     PeopleSoft entered into development arrangements in 1995 and 1997 for the purpose of developing the Student Administration software applications, which were commercially released in December 1997. Under these agreements, PeopleSoft is the exclusive remarketer of the Student Administration software products, and pays a royalty to the third parties based on license fees received from end user licenses of these software products. All ownership rights and interests in the software will transfer to the Company, upon the later of five years from the commercial release of the applications or when $17 million in cumulative royalties have been paid to the third parties. Through December 31, 1999, the Company had paid $8.8 million in royalties.

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

     The Company does not believe its software products, third-party software products the Company offers under sublicense agreements, Company trademarks or other Company proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future software products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

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

PERSONNEL

     As of December 31, 1999, the Company employed 6,929 people, including 1,157 in sales and marketing, 1,693 in product development, 3,426 in customer services, and 653 in administration. None of the Company's employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of the international employees are covered by the customary employment contracts and agreements of the countries in which they are employed. The Company believes that relations with its employees are good.

     The executive officers of the Company as of December 31, 1999, were as follows:

               NAME                 AGE                       POSITION
               ----                 ---                       --------
Craig A. Conway...................  45    President and Chief Executive Officer/Director
Guy Dubois........................  45    Executive Vice President, International
Jay Fulcher.......................  37    Executive Vice President, Consulting
Mike Gioja........................  42    Executive Vice President, Development
Howard Gwin.......................  41    Executive Vice President, Worldwide Operations
Baer Tierkel......................  39    Executive Vice President, Worldwide Marketing
Phil Wilmington...................  41    Executive Vice President, North America
Stephen F. Hill...................  40    Vice President and Chief Financial Officer
Anne S. Jordan....................  48    Sr. Vice President, General Counsel and Secretary

     MR. CRAIG CONWAY joined the Company in May 1999 as President and Chief Operating Officer, and was promoted to Chief Executive Officer in September 1999. He oversees all PeopleSoft business operations including sales, marketing, professional services, customer support, development, finance and administration. From 1996 to 1999, Mr. Conway was President and Chief Executive for OneTouch Systems, a leader in the field of interactive broadcast networks. From 1993 to 1996, Mr. Conway served as President and Chief Executive for TGV Software, Inc., an early developer of IP network protocols and applications for corporate intranets and the Internet. Mr. Conway also spent eight years at Oracle Corporation as Executive Vice President in a variety of roles including marketing, sales and operations. Mr. Conway graduated from State University of New York with a degree in Computer Science and Mathematics.

     MR. GUY DUBOIS joined the Company in March 1999. Prior to being promoted to his current role in January 2000, Mr. DuBois served as Executive Vice President and General Manager, International of The Vantive Corporation. From August 1995 to March 1999, Mr. DuBois was Vice President and General Manager of the Europe, Middle East, Africa operations of Sybase Corporation. From August 1994 to August 1995, Mr. DuBois was Vice President of Southern Europe at Sybase. Prior to that, he was Deputy Managing Director of Digital Equipment Corporation France.

     MR. JAY FULCHER joined the Company in 1996 and has previously served as President, Products Division; Vice President and General Manager, Manufacturing business unit; and Vice President of sales for the Manufacturing business unit. Prior to joining PeopleSoft, Mr. Fulcher was vice president of worldwide sales and marketing for Red Pepper Software, from March 1996 to October 1996. He has over fifteen years of experience in the computer industry and has also held senior management positions with Dun & Bradstreet and SAP America. Mr. Fulcher graduated from San Jose State University with a degree in Business Administration, Management and Economics.

     MR. MICHAEL GIOJA joined the Company in May of 1999. Prior to joining the PeopleSoft, Mr. Gioja was Executive Vice President of SAP's Global Human Resources Development and HR Business Unit. Previously, Mr. Gioja worked in application development and deployment at IBM for thirteen years. Mr. Gioja holds a Bachelor of Science degree in Computer Science from the State University of New York at Oswego. Mr. Gioja left the Company in March of 2000.

     MR. HOWARD GWIN joined the Company in 1994. In his most recent role, Mr. Gwin was responsible for the management and direction of all sales and customer support operations for PeopleSoft's Worldwide Field Operations. Prior to joining PeopleSoft, Mr. Gwin held senior management roles with Xerox Canada, Ltd. and IBM Canada, Ltd. He earned a bachelor's degree from Simon Fraser University in Vancouver, British Columbia. Mr. Gwin left the Company in January of 2000.

     MR. BAER TIERKEL joined the Company in 1991 as a Product Manager. Prior to his current role, Mr. Tierkel was responsible for launching PeopleSoft's eBusiness business units. Previously, as Vice President of PeopleTools Products & Technology, Mr. Tierkel was responsible for the industry-leading technologies used to create PeopleSoft applications. Prior to joining PeopleSoft, Mr. Tierkel served as President of Allegro Technology, Inc., a global informational technology services company, providing products for packaged international software product development. Mr. Tierkel attended the Boston University School of Management, where he received a B.S. in Business Administration.

     MR. PHIL WILMINGTON joined the Company in 1992. Before being promoted to his current role in January 2000, Mr. Wilmington held various positions including President of the Services Division, Vice President of Emerging Markets, General Manager of the Financial Services business unit, and General Manager of the Midwest Region. Prior to joining PeopleSoft, Mr. Wilmington served as Executive Vice President of Field Operations at Trinet, Inc., and as Vice President of Sales and Operations at Tesseract Corp. Mr. Wilmington holds a bachelor's degree in Marketing and Business Administration from Bradley University.

     MR. STEPHEN HILL joined the Company in 1992 as PeopleSoft's Corporate Controller. Since then, Mr. Hill has also served as PeopleSoft's Vice President, Corporate Controller; Vice President, Treasurer; Vice President, Investor Relations; and, most recently, Vice President, Business Development. Prior to his employment with PeopleSoft, Mr. Hill worked at Ernst and Young for more than nine years. Mr. Hill holds a bachelor's degree in Business Administration from the University of California, Berkeley.

     MS. ANNE JORDAN joined the Company in July 1999 as Senior Vice President, General Counsel and Corporate Secretary for PeopleSoft. Prior to joining PeopleSoft, Ms. Jordan was Vice President, Administration and General Counsel for Sega of America, Inc., from September 1994 to June 1999. Prior to that she was a partner in the Palo Alto firm of Carr & Ferrell and held positions as Vice President and General Counsel for Worlds of Wonder, Inc., Assistant General Counsel for Dole Foods, Inc., and corporate counsel for Beatrice Companies, Inc. and Gould Inc. Ms. Jordan received a B.A. from Northwestern University and a J.D. from DePaul University.

ITEM 2. PROPERTIES

FACILITIES

     As of December 31, 1999, the Company leased the majority of its facilities and its principal locations are in or near the following cities:

                            APPROXIMATE        LEASE
         LOCATION           SQUARE FEET   EXPIRATION DATE                 PRINCIPAL ACTIVITIES
         --------           -----------   ---------------                 --------------------
Irvine, CA................     28,805     November 2000     Sales, Marketing and Customer Service
Encino, CA................     26,000     June 2001         Development
Pleasanton, CA............    365,000     September 2004    Headquarters
Pleasanton, CA............     80,000     September 2004    Headquarters and Data Center
Pleasanton, CA............    216,000     February 2002     Corporate HQ, Development and Technical Support
Pleasanton, CA............     42,500     September 2003    Corporate HQ, Development and Technical Support
Pleasanton, CA............     66,000     July 2006         Sales, Marketing and Customer Service
                                                            Development, Sales, Marketing and Customer
Santa Clara, CA...........     48,000     May 2001          Service
                                                            Development, Sales, Marketing and Customer
Santa Clara, CA...........     90,000     October 2005      Service
                                                            Development, Sales, Marketing and Customer
Santa Clara, CA...........     24,000     December 2003     Service
Coral Gables, FL..........     10,000     July 2002         Sales, Marketing and Customer Service
Atlanta, GA...............     59,000     June 2000         Sales, Marketing and Customer Service
Chicago, IL...............    102,000     December 2001     Sales, Marketing and Customer Service
Boston, MA................     21,000     November 2004     Sales, Marketing and Customer Service
Bethesda, MD..............     46,000     August 2000       Sales, Marketing and Customer Service
Detroit, MI...............     14,000     June 2003         Sales, Marketing and Customer Service
Minneapolis, MN...........     13,000     July 2002         Sales, Marketing and Customer Service
Manchester, NH............     12,000     August 2003       Sales, Marketing and Customer Service
Teaneck, NJ...............     47,000     May 2003          Sales, Marketing and Customer Service
Philadelphia, PA..........     13,000     September 2001    Sales, Marketing and Customer Service
Dallas, TX................     35,000     October 2004      Sales, Marketing and Customer Service
Dallas, TX................     12,000     September 2002    Sales, Marketing and Customer Service
Melbourne, Australia......     10,000     March 2001        Sales, Marketing and Customer Service
Sydney, Australia.........     21,000     September 2000    Sales, Marketing and Customer Service
Montreal, Canada..........     15,000     July 2002         Sales, Marketing and Customer Service
Toronto, Canada...........     40,000     August 2003       Sales, Marketing and Customer Service
Vancouver, Canada.........     16,000     April 2002        Sales, Marketing and Customer Service
Reading, England..........     15,000     May 2005          Sales, Marketing, Customer Service and Admin.
Reading, England..........     17,000     April 2002        Sales, Marketing, Customer Service and Admin.
Munich, Germany...........     14,000     July 2001         Sales, Marketing and Customer Service
Mexico City, Mexico.......     27,000     July 2000         Development, Sales, Customer Service and Admin.
Amsterdam, the
  Netherlands.............     22,000     June 2000         Sales, Marketing, Customer Service and Admin.
Singapore.................     14,000     December 2000     Sales, Marketing and Customer Service
Tokyo, Japan..............     15,000     February 2001     Sales, Marketing and Customer Service

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

     In 1998, the Company negotiated an amendment to this lease that extends the term of the lease until February 2003, with an option to renew for an additional three years. Additionally, the Company negotiated a fixed rate funding option under which the Company may elect that any or all of the amounts funded to date be charged a fixed interest rate. The Company has the option of setting the fixed rate expiration date for any date through the end of the lease term.

     During the third quarter of 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 10 years. The Company has options to terminate up to 50% of the space at anytime following the initial 4 years of the lease term and the remaining 50% at following the 5th year of the term; or alternatively, the Company may extend the term of the lease in five-year increments up to 20 years. Fees due upon termination, if applicable, are not significant to the overall lease payments but are being accrued over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a book gain of approximately $24.4 million, which will be amortized over the lease period. The Company holds a right of first refusal to additional space within the site as other tenants' leases expire.

     Additionally, the Company purchased two parcels of land for $50.0 million during the third quarter of 1998. The Company has entered into an operating lease agreement for facilities that are being constructed on one of the parcels. The monthly lease amount will be determined at the end of construction when the final construction cost is known. The estimated construction cost for the facilities of $110.0 million includes interest costs during construction that are added to the lease balance rather than paid by the Company.

ITEM 3. LEGAL PROCEEDINGS

     Beginning on January 29, 1999, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia v. Duffield, et al., C 99-0472. Following appointment of lead plaintiffs under the provisions of the Private Securities Litigation Reform Act, a consolidated amended complaint was filed on December 6, 1999. The Consolidated Complaint names the Company and David Duffield, Albert Duffield, Ronald Codd, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini and George Still as defendants.

     The Consolidated Complaint purports to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999, the date when the Company first announced results for the 1998 fiscal year, and disclosed that certain of the Company's accounting practices were being reviewed by the Securities and Exchange Commission. The Consolidated Complaint alleges that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandons all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of accounting fraud related to the Company's write-downs for "in process research and development" in connection with various acquisitions, and claims of accounting fraud related to the Company's spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

     The Company believes that the claims asserted in the Consolidated Complaint are without merit, and the Company intends to vigorously defend the action. On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint without lease to amend. The motions will be heard on May 4, 2000. There can be no assurance that if the motion is unsuccessful, and if there is an unfavorable resolution of the litigation, there would not be a potential material adverse impact on the Company's future financial position or results of operations or cash flows. However, the Company has in place significant amounts of insurance that would be available in the event of an adverse result.

     Beginning on July 6, 1999, a series of similar securities class action lawsuits were filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The original complaints alleged that from April 23, 1997 to July 6, 1998, Vantive misled the investing public as to Vantive's future prospects and failed to disclose facts which it knew would result in decreased demand for its products or decreased operating margins. The original complaints further alleged that various officers and directors intended to profit thereby by artificially inflating the price of Vantive's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appear to have been triggered by Vantive's announcement of preliminary results for the second quarter of 1998, released on July 6, 1998. On November 15, 1999, plaintiffs filed a First Consolidated Amended Complaint. The First Consolidated Amended Complaint added to the previous complaints, among other things, allegations of accounting improprieties. The Company filed a motion to strike and a motion to dismiss the First Consolidated Amended Complaint. The court heard argument on the motions on February 24, 2000. On March 21, 2000, the Company received an order from the court granting the Company's motion to dismiss with prejudice. The order indicated that the court would enter a judgment in the Company's favor. Plaintiffs will have a right to appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol PSFT. The following table lists the high and low closing prices for the PeopleSoft Common Stock as reported on Nasdaq for the last two years.

                                                              HIGH      LOW
                                                             ------    ------
Fourth quarter of 1999.....................................  $23.63    $14.50
Third quarter of 1999......................................  $18.25    $13.06
Second quarter of 1999.....................................  $17.50    $12.13
First quarter of 1999......................................  $24.50    $14.63

Fourth quarter of 1998.....................................  $32.50    $16.81
Third quarter of 1998......................................  $50.88    $27.25
Second quarter of 1998.....................................  $55.94    $41.94
First quarter of 1998......................................  $52.69    $31.44

     The trading price of the Company's common stock is subject to wide fluctuations in response to quarterly variations in contracting activity and operating results, announcements of technological innovations or new software products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     As of March 14, 2000, the approximate number of common stockholders of record was 3,731, representing approximately 148,000 shareholder accounts.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's facility lease prohibits the payment of cash dividends without the lessor's consent.

     In December 1998, the Company declared a stock dividend of one share of Momentum Business Applications Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998. The Company's stockholders were not required to pay cash or other consideration for the Momentum Business Applications shares received. In total, 4.7 million shares were distributed. No fractional shares were distributed. The distribution was taxable as a dividend to each holder in the amount of the fair market value of the Momentum Business Applications shares distributed to each shareholder. The average market value of the shares on January 16, 1999 (the first day of trading) was $16.75. Prior to the distribution, the Company contributed $250.0 million to Momentum Business Applications.

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

     Based on the number of shares of common stock outstanding at March 14, 2000, officers and directors of the Company and persons who may be deemed to be affiliates, as a group, beneficially owned approximately 20% of PeopleSoft's outstanding common stock. As a result, officers and directors and their affiliates may have influence over the election of the Board of Directors and any matters requiring approval by the stockholders of the Company. In addition, the Company has entered into agreements with its officers and directors indemnifying them against losses they may incur in legal proceedings resulting from their service to the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,(a)(c)
                                                ----------------------------------------------------------
                                                  1995       1996        1997         1998         1999
                                                --------   --------   ----------   ----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues:
  License fees................................  $154,439   $294,041   $  509,666   $  664,277   $  339,676
  Services....................................   102,735    219,738      422,488      810,491    1,061,838
  Development and other services..............        --         --           --           --       27,632
         Total revenues.......................   257,174    513,779      932,154    1,474,768    1,429,146
Costs and Expenses:
  Cost of license fees........................     8,666     12,749       22,371       44,418       42,578
  Cost of services............................    62,757    131,169      251,926      465,670      564,404
  Cost of development services................        --         --           --           --       25,107
  Sales and marketing.........................    81,634    160,162      270,470      407,023      391,572
  Product development.........................    41,944     77,914      147,061      237,970      297,212
  General and administrative..................    18,349     32,275       52,984       73,828       97,387
  In-process research and development,
    acquisition and other charges.............        --     29,393       21,121       24,795       73,050
  Contribution to Momentum Business
    Applications..............................        --         --           --           --      176,409
                                                --------   --------   ----------   ----------   ----------
         Total costs and expenses.............   213,350    443,662      765,933    1,253,704    1,667,719
                                                --------   --------   ----------   ----------   ----------
Operating income (loss).......................    43,824     70,117      166,221      221,064     (238,573)
Other income, net.............................     4,588      7,174       11,167       20,778       72,175
                                                --------   --------   ----------   ----------   ----------
Income (loss) before taxes....................    48,412     77,291      177,388      241,842     (166,398)
Provision for income taxes....................    19,031     30,525       76,083      101,904       11,367
                                                --------   --------   ----------   ----------   ----------
Net income (loss).............................  $ 29,381   $ 46,766   $  101,305   $  139,938   $ (177,765)
                                                ========   ========   ==========   ==========   ==========
Basic earnings (loss) per share(b)............  $   0.13   $   0.20   $     0.42   $     0.56   $    (0.67)
                                                ========   ========   ==========   ==========   ==========
Shares used in basic calculation(b)...........   221,042    231,055      239,572      249,807      263,914
                                                ========   ========   ==========   ==========   ==========
Diluted earnings (loss) per share(b)..........  $   0.12   $   0.18   $     0.37   $     0.50   $    (0.67)
                                                ========   ========   ==========   ==========   ==========
Shares used in diluted calculation(b).........   247,972    260,776      270,204      281,059      263,914
                                                ========   ========   ==========   ==========   ==========
BALANCE SHEET DATA:
Working capital...............................  $113,900   $142,765   $  353,943   $  604,149   $  607,213
Total assets..................................  $356,828   $598,444   $1,060,960   $1,623,525   $1,687,878
Long-term obligations.........................  $    650   $    755   $   69,362   $   69,299   $   70,385
Stockholders' equity..........................  $187,751   $292,679   $  473,036   $  732,336   $  764,619

---------------

NOTES:

(a) Historical results of operations are not necessarily indicative of future results. Refer to the Risk Factors That Affect Future Results and Market Price of Stock under Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that may impact future results.

(b) All share and per share amounts have been restated to reflect two-for-one stock splits of the Company's common stock November 1996 and December 1997. All prior period amounts have been restated to reflect the mergers with Red Pepper Software Company in October 1996 and The Vantive Corporation in December 1999, which were accounted for under the pooling of interests method of accounting.

(c) No cash dividends have been declared or paid in any period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see "Factors That May Affect Future Results and Market Price of Stock." Forward-looking statements contained throughout this Annual Report include but are not limited to those identified with a footnote(1) symbol. The Company undertakes no obligation to update the information contained in this
Item 7.

     As more fully described in the "Merger" section below, PeopleSoft, Inc. ("PeopleSoft") merged with The Vantive Corporation, Inc. ("Vantive") on December 31, 1999. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared following the pooling of interest method of accounting and therefore reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined for all periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The management's discussion and analysis of financial condition and results of operations that follows is also based on the assumption that PeopleSoft and Vantive were combined for the last three years.

                             RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues and the percentage of period over period growth represented by certain line items in the Company's consolidated statements of income:

                                                                  YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                           PERCENTAGE OF
                                                          DOLLAR INCREASE        PERCENTAGE OF
                                                           YEAR OVER YEAR        TOTAL REVENUES
                                                          ----------------    --------------------
                                                          98/97     99/98     1997    1998    1999
                                                          ------    ------    ----    ----    ----
Revenues:
  License fees..........................................    30%       (49)%    55%     45%     24%
  Services..............................................    92         31      45      55      74
  Development and other services........................   N/A        N/A      --      --       2
                                                           ---       ----     ---     ---     ---
          Total revenues................................    58         (3)    100     100     100
Costs and expenses:
  Cost of license fees..................................    99         (4)      2       3       3
  Cost of services......................................    85         21      27      31      39
  Cost of development services..........................   N/A        N/A      --      --       2
  Sales and marketing...................................    50         (4)     29      28      27
  Product development...................................    62         25      16      16      21
  General and administrative............................    39         32       6       5       7
  In-process research and development and merger related
     costs..............................................   N/A        N/A       2       2       5
  Contribution to Momentum Business Applications........   N/A        N/A      --      --      12
                                                           ---       ----     ---     ---     ---
          Total costs and expenses......................    64         33      82      85     116
                                                           ---       ----     ---     ---     ---
Operating income (loss).................................    33       (208)     18      15     (16)
Other income, net.......................................    86        247       1       1       5
                                                           ---       ----     ---     ---     ---
          Income (loss) before income taxes.............    36       (169)     19      16     (11)
Provision for income taxes..............................    34        (89)      8       7       1
                                                           ---       ----     ---     ---     ---
Net income (loss).......................................    38%      (227)%    11%      9%    (12)%
                                                           ===       ====     ===     ===     ===

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

     Revenues from licensing fees increased by 30% from $509.7 million in 1997 to $664.3 million in 1998 and decreased by 49% from 1998 to $339.7 million in 1999. The increase in license fee revenues from 1997 to 1998 was primarily attributable to continued increased market acceptance of, and expanded breadth of, the Company's software product offerings and the increased capacity created by continued growth in the Company's sales, marketing and customer service organizations, and achievement of specific contract related milestones or other conditions which allowed the Company to recognize more deferred license revenue than in the prior year period. The decrease in license fee revenues from 1998 to 1999 was primarily attributable to an industry wide decline in demand for ERP back office products during 1999, partially attributed to customer's focus on year 2000 projects. At December 31, 1998 and 1999, the Company's had deferred license revenue in the amount of $69.2 million and $70.8 million. The deferred revenue balances do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances. As of December 31, 1998 and 1999, $29.2 million and $37.0 million in unbilled receivables was netted against deferred license revenue.

     Revenues from services increased by 92% from $422.5 million in 1997 to $810.5 million in 1998 and increased by 31% from 1998 to $1,061.8 million in 1999. The growth in service revenue in 1998 was primarily attributable to: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and a $162.4 increase in consulting revenue as a result of expanded demand for PeopleSoft's direct assistance during enterprise implementation projects. The services revenue growth in 1999 resulted primarily from an increase in revenue from consulting services in enterprise implementation projects in the amount of $173.1 million and an increase in maintenance revenue in the amount of $96.2 million, partially offset by a decrease in training revenue of $18 million. The slower services revenue growth in 1999, when compared to 1998, was primarily the result of the decrease in license activity during the year. Service revenue as a percentage of total revenue was 45%, 55%, and 74% for the years ended December 31, 1997, 1998, and 1999 respectively. The increase in revenue from services as a percentage of total revenues during 1998 was primarily the result of the strong service revenue growth during the year. The increase in service revenue as a percentage of total revenues during 1999 reflects primarily the change in revenue mix during the year resulting from the 49% decrease in license revenue and the 31% increase in service revenue. There can be no assurance that PeopleSoft will be successful in further expanding its consulting services group, or that revenues from consulting services will not decrease.

     The Company recognized revenue from development services in the amount of $27.6 million during 1999. Per the terms of the development agreement with Momentum Business Applications, the Company performed development services on behalf of Momentum Business Applications. Momentum Business Applications pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. In addition to development services Momentum Business Applications paid third-party royalty costs in the amount of $4.0 million for technology, which will be incorporated into products developed by Momentum Business Applications. The Company also charged Momentum Business Applications a quarterly administrative fee of $0.1 million.

     Total revenues increased by 58% from $932.2 million in 1997 to $1,474.8 million in 1998 and decreased by 3% from 1998 to $1,429.1 million in 1999. The increase in total revenues in 1998 is primarily attributable to the strong growth in services revenue, while the decrease in total revenues in 1999 resulted from the 49% decrease in license revenue, partially offset by the 31% growth in services revenue.

     Revenues from international operations increased by 72% from $143.9 in 1997 or 15% of total revenue to $246.9 million or 17% of total revenue during 1998; and increased by 34% from 1998 to $330.6 million or 23% of total revenues for 1999. The dollar increases in international revenues in 1998 and 1999 resulted primarily from expanded international operations and the introduction of PeopleSoft Release 6 and later Release 7.5, which incorporated additional global features and functionality. Revenues from Europe in 1999 represented 13% of total revenues compared to 9% in 1998. No other region had revenues greater than 10% of total revenues in 1998 or 1999.

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", were issued in October 1997, March 1998, and December 1998 and address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. These standards supersede SOP 91-1 and, in part, were effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOPs 97-2 and 98-4, the Company believes it is currently in compliance with the standards. SOP 98-9 provides additional guidance regarding software revenue recognition and is required to be adopted as of the beginning of the Company's first quarter of fiscal 2000. There can be no assurance that complying with the provisions of SOP 98-9 or future additional guidance pertaining to these standards will not result in unexpected modification of the Company's current revenue recognition policies that could have a material adverse effect on the Company's future license revenues, results of operations and financial condition.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. PeopleSoft is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of the statement and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance which the Company believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies including PeopleSoft recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000.

COSTS AND EXPENSES

     Cost of license fees consists principally of royalties, technology access fees for certain third-party software products and amortization of capitalized software costs. Cost of license fees increased from $22.4 million in 1997 to $44.4 million in 1998, and decreased to $42.6 million in 1999, representing 2% of total revenues in 1997 and 3% of total revenues in each of 1998 and 1999. Cost of license fees represented 4%, 7% and 13% of license fee revenues in 1997, 1998 and 1999. Royalty costs in 1998 included a one-time $2.5 million buy out of royalty fees related to providing certain technology embedded in Release 7.5 to its existing customer installed base. Also, included in the 1998 cost of license fees amount is $1.4 million amortization of Intrepid purchased software. In addition, cost of license fees in 1998, increased due to royalty agreements related to OLAP tools embedded within the Company's products and royalties owed on the Student Administration and Treasury products. The decrease in absolute dollars in cost of license fees in 1999, resulted primarily from a decrease in royalties of $11.7 million resulting from the decrease in license revenue during the year, partially offset by an increase of $6.8 million in capitalized software amortization expense related to the software acquired from Intrepid, TriMark and Distinction. The increase in cost of licenses as a percentage of license revenue from

1998 to 1999 results from the decrease in license revenue over those periods. Despite the lower license revenue, certain royalty costs and all capitalized software amortization are fixed in nature and thus are recorded as period costs. The Company's system solutions are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

     Cost of services consists primarily of employee-related costs and other expenses incurred to provide consulting, customer care center administrative support, account management field support, training, and product support. These costs increased from $251.9 million in 1997, to $465.7 million in 1998, and to $564.4 million in 1999, representing 27%, 31%, and 39% of total revenues and 60%, 57% and 53% of service revenues in those years. The dollar increase in cost of services is due to expansion of the Company's customer service resources, including consulting and telephone support, and is consistent with the increase in services revenue. In particular, the Company has made a significant investment in its professional consulting services organization, which has grown substantially over the past two years. The decrease of cost of services as a percentage of service revenues is due to efficiency gains, particularly in the Company's maintenance business. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of service revenues and total revenues in future periods.(1)

     Sales and marketing expenses increased from $270.5 million in 1997, to $407.0 million in 1998, and decreased to $391.6 million in 1999, representing 29%, 28%, and 27% of total revenues. The increase in sales and marketing expenses in 1998 is largely attributable to the Company's expansion of its sales and marketing force, both domestic and international, from approximately 1,217 employees as of December 31, 1997 to 1,802 employees as of December 31, 1998. Additionally, the Company's commission expense increased by approximately $19.0 million from 1997 to 1998 as a result of the higher revenue. The decrease in sales and marketing expenses in 1999 was primarily the result of a $27.0 million decrease in commission expense, partially offset by miscellaneous increases in the sales and marketing expense of the Company's CRM products. Sales and marketing expenses as a percentage of total revenues have declined versus the prior years due to the relatively lower expense levels associated with both maintenance and other services revenues, both of which have grown as a percentage of total revenues during the last two years. Sales and marketing expenses may increase as a percentage of total revenues in future periods as the Company increases its marketing and advertising costs. In addition, the Company may choose to invest in sales resources for new product areas.(1)

     Software product development expenses increased from $147.1 million in 1997, to $238.0 million in 1998, and to $297.2 million in 1999, representing 16% of total revenues in each of 1997 and 1998 and 21% in 1999. The Company's research and development staff consisted of 1,458 and 1,693 employees as of December 31, 1998 and 1999. Capitalization of internal software development costs was $2.5 million in 1997, $5.6 million in 1998, and $1.5 million in 1999. In general, software product development expenditures consist of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. During 1999, software product development expenses increased in dollar amount and as a percentage of total revenues as the Company continued to invest heavily in its eBusiness applications and Internet technologies. During the fourth quarter of 1999, the Company delivered its first suite of products exploiting the pure HTML PeopleSoft Internet Architecture, PeopleSoft Enterprise Performance Management, comprised of the Balanced Scorecard, CRM Analytics and Workforce Analytics products. The Company's current focus in application development is to complete its next major release, PeopleSoft 8. PeopleSoft 8 is expected to be the first pure HTML internet client offering from the Company, and includes internet technologies, such as XML, publish-subscribe and business interlink. In addition to this major technology shift, the Company expects to deliver enhanced functionality in

---------------

(1) Forward-Looking Statement
its core products and a number of new applications, mostly focused on eCommerce and internet collaboration.(1) The Company expects that the dollar amount invested in software product development expenses will continue to increase during 2000 as the Company continues to invest in expanded functionality across all of its software product offerings, including global product requirements and industry specific requirements.(1) There can be no assurance that such development efforts will result in products, features or functionality or that software products, features or functionality that are developed will be accepted by the market.

     General and administrative expenses increased from $53.0 million in 1997 to $73.8 million in 1998, and to $97.4 million in 1999, representing 6%, 5%, and 7% of total revenues. The dollar increase in 1998 resulted primarily from increases in staffing and related infrastructure to support the Company's growth. In addition, general and administrative expenses for 1998 include one-time charges of $6.3 million related to a contractual dispute and associated termination of the Company's arrangement with a distributor. The dollar increase in 1999 is primarily due to an increase in amortization of goodwill and value of workforce expense of about $6.6 million, resulting from the Intrepid, TriMark and Distinction acquisitions, an increase in depreciation expense of approximately $6.5 million, and an increase in salaries and benefits of approximately $5.7 million.

IN-PROCESS RESEARCH AND DEVELOPMENT, ACQUISITION AND OTHER CHARGES

     The following table sets forth the components of "In-process research and development, acquisition and other charges" (in thousands):

                                                         1997       1998       1999
                                                        -------    -------    -------
Acquired in-process research and development and other
  acquisition charges.................................  $21,121    $24,795    $    --
Vantive merger transaction costs......................       --         --    $15,835
Restructuring and exit charges........................       --         --     42,793
Product exit charge...................................       --         --     10,442
Leasehold improvements write off......................       --         --      3,980
                                                        -------    -------    -------
     In-process research and development, acquisition
       and other charges..............................  $21,121    $24,795    $73,050
                                                        =======    =======    =======

     For a discussion of the acquired in-process research and development and other acquisition charges and the product exit charge see "Business Combinations." The Vantive merger transaction costs are discussed below under "Merger." Restructuring and exit charges are discussed below under "Restructuring and Exit Charges." The leasehold improvements write-off relates to the abandonment of certain facilities, which had leasehold improvements that had not been fully depreciated as of the time the decision to abandon the facilities was made.

MERGER

     On December 31, 1999, PeopleSoft merged with Vantive, a supplier of customer relationship management solutions, in a business combination accounted for under the pooling of interests method of accounting. PeopleSoft acquired all of the outstanding capital stock of Vantive, in exchange for approximately 23.3 million shares of PeopleSoft's common stock and the assumption of approximately
4.9 million Vantive outstanding stock options by PeopleSoft, ("the Acquisition"). The Acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of PeopleSoft merged with and into Vantive, with Vantive as the surviving company. Promptly thereafter, PeopleSoft merged Vantive into itself and the separate corporate existence of Vantive ceased.

---------------

(1) Forward-Looking Statement

     Combined and separate results of the companies for the three-year period ended December 31, 1999, the date of Acquisition, were as follows (in thousands):

                                      PEOPLESOFT    VANTIVE     ADJUSTMENTS     COMBINED
                                      ----------    --------    -----------    ----------
1997
  Total revenues....................  $  815,651    $117,346      $  (843)     $  932,154
  Net income (loss).................     108,263      (6,958)          --         101,305
  Diluted net income (loss) per
     share..........................        0.44       (0.28)        0.21            0.37
1998
  Total revenues....................  $1,313,673    $163,100      $(2,005)     $1,474,768
  Net income (loss).................     143,218      (2,286)        (994)        139,938
  Diluted net income (loss) per
     share..........................        0.55       (0.08)        0.03            0.50
1999
  Total revenues....................  $1,237,871    $191,518      $  (243)     $1,429,146
  Net (loss) income.................    (167,941)     (9,988)         164        (177,765)
  Net loss per share................       (0.69)      (0.37)        0.39           (0.67)

     The consolidated financial statements have been adjusted to eliminate transactions between PeopleSoft and Vantive. There were no material differences between the accounting policies of PeopleSoft and Vantive and the fiscal years of both companies ended on December 31; accordingly, no other adjustments were required for these items.

     Fees and expenses incurred in connection with the Acquisition and the integration of the combined companies have been charged in the accompanying consolidated statements of income for the year ended December 31, 1999 as required under the pooling of interests method of accounting. These fees and expenses include transaction costs of approximately $15.8 million relating to financial advisory, legal, and accounting fees, employee costs payable at the effective time of the merger and other direct expenses. In addition, charges of approximately $34.1 million were recorded to reflect certain exit costs incurred to consolidate the worldwide operations of PeopleSoft and Vantive.

RESTRUCTURING AND EXIT CHARGES

     In the first quarter of 1999, the Company adopted a restructuring plan and incurred a pretax restructuring charge of $4.4 million. PeopleSoft eliminated approximately 430 redundant and unnecessary positions, primarily in the U.S., in the administration, sales support, and marketing support areas. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flow.

     During the second and third quarters of 1999, Vantive, which subsequently merged with the Company, adopted a restructuring plan and incurred pretax charges of $4.3 million to implement a restructuring program aimed at reducing its cost structure. The restructuring charges consisted primarily of write-offs of operating assets associated with the termination of certain projects and relationships that were inconsistent with changes in the operational direction of Vantive. Additional charges were associated with employee severance. As a result of these restructuring actions, five U.S. employees separated from Vantive, including the former chief executive officer and chief operating officer. Approximately $0.7 million of the restructuring charges were cash charges, substantially paid in 1999 and funded through operating cash flow. The remaining $3.7 million represented fixed asset write-downs in the amount of $3.0 million, non-cash compensation expense in the amount of $0.5 million and write-off of the remaining unamortized goodwill attributable to the Wayfarer acquisition in the amount of $0.2 million.

     In the fourth quarter of 1999 the Company incurred a pretax exit charge of $34.1 million, to consolidate the worldwide operations of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas, will be eliminated. A total of 39 employees left the Company during the first quarter of 2000. The additional five employees will leave the Company during the second quarter of 2000. Approximately $21.8 million of the exit charge is a cash charge and is expected to be funded through operating cash flow. The remaining $12.3 million represents asset write-downs. These exit actions are expected to be substantially completed by the end of 2000.(1)

     The company expects the 1999 restructuring and exit charges to be recovered over an 18 to 24 month period(1). However, no assurance can be given that the Company will be able to recover these expenses on that schedule, if at all. For further details on these restructuring actions, see "Restructuring and exit charges" under "Notes to Consolidated Financial Statements."

BUSINESS COMBINATIONS

     During the three years ended December 31, 1999, the Company completed the acquisitions described below, which were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the consolidated statements of income since the acquisition date, and the related assets and liabilities were recorded based upon their fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis.

1999

  Distinction Software, Inc.

     In August 1999, the Company acquired all of the outstanding equity interests of Distinction Software, Inc. ("Distinction"), a supply chain management software company. The Company paid an aggregate purchase price of $15.2 million. Significant components of the purchase price included issuance of common stock with a fair value of $11.9 million, issuance of options to purchase common stock with a fair value of $0.1 million, to Distinction employees, and forgiveness of debt in the amount of $3.2 million.

     The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $3.0 million to completed products and technology, $0.1 million to assembled workforce, $1.1 million to customer list and $11.1 million to goodwill. The capitalized intangible assets are being amortized over their estimated useful lives of two to four years.

     In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Distinction's products. The Company determined that technological feasibility had been reached for the products acquired and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 22% for developed technology. This discount rate was determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

  TriMark Technologies, Inc.

     In May 1999, the Company acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. ("TriMark"), a leading developer of software solutions for the insurance industry. The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. The Company paid an aggregate purchase price of $29.9 million. Significant components of the $29.9 million purchase price included issuance of common stock with a fair value of $18.1 million,

---------------

(1) Forward-Looking Statement
issuance of options to purchase common stock with a fair value of $8.2 million, to TriMark employees, and forgiveness of debt of $3.6 million.

     The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets:
$10.6 million to completed products and technology, $4.9 million to customer list, $0.4 million to assembled workforce, and $14.1 million to goodwill. The capitalized intangible assets are being amortized over their estimated useful lives of three to five years.

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

1998

  Intrepid Systems, Inc.

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

     The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $27.8 million to completed products and technology, $2.2 million to assembled workforce, $13.9 million to in-process research and development and $7.1 million to goodwill. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, the Company expensed the amount of the purchase price allocated to in-process research and development of approximately $13.9 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized over their estimated useful lives of five years.

     In performing this allocation, the Company considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Intrepid's products and the research and development projects in process at the date of the acquisition. Evolution's in-process research and development ("IPR&D") activities included the planning, designing and testing for re-writing certain functionality to improve performance, adding new functionality to better address competitive offerings, conforming the "look and feel" of the system with PeopleSoft's standards, and expanding the integration of Evolution with complementary PeopleSoft products. Decision Master's IPR&D activities included the planning, designing and testing for the re-writing of nearly the entire product to support or incorporate several new products and/or technologies particularly in the areas of extracting, translating and loading data, defining and creating the data warehouse and "meta" data layer, and accessing and analyzing the meta data. The Company allocated $4.3 million and $9.6 million to the Evolution and Decision Master IPR&D projects.

     With regard to the IPR&D projects, the Company considered, among other factors, the stage of completion of each project, the attainment of technological feasibility, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. The incremental cash flows were discounted at an annual rate of 25% to determine the value of each IPR&D project. The discount rate reflects the risks associated with the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates, competitive risks, information technology investment trends in the retail industry, and risks related to the impact of potential changes in future target markets. The Company anticipated that the IPR&D projects would take up to 18 months to complete and would require an additional $3.2 million and $1.4 million to complete for Evolution and Decision Master. Estimated revenue from the purchased in process projects peak in the year 2002 at $23.0 million with respect to the decision support system and 2003 at $11.0 million with respect to the merchandise management system, and, thereafter, decline through 2005 as other new products are expected to be introduced. Revenues and costs to date related to the Evolution product, have been materially consistent with the assumptions used in the valuation model. These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

     The Decision Master product is now complete and was released in the fourth quarter of 1999 as part of the PeopleSoft's Enterprise Performance Management product offering. Development plans for the Evolution product have been terminated. During the 2000 annual budget process, it was determined that the market for the Evolution product did not grow as estimated at the time of the Intrepid acquisition. With this knowledge and the fact that the Company could not commit to fund all of the product initiatives being proposed for 2000, the Company decided not to pursue Evolution's development past the fourth quarter of 1999. Without future development, Evolution is not a viable, marketable product and thus no future cash flows are expected to be realized from this product. As a result, in the fourth quarter of 1999, the Company recorded a product exit charge in the amount of $10.4 million.

     Should actual growth rates be materially lower in future periods, the Company will realize a lower return on its remaining investment in Intrepid. The Company will periodically assess whether there has been an impairment in the carrying value of acquisition costs related to Intrepid's products based on the then current level of licensing activity and the Company's assessment of the overall market conditions in the retail industry. Should the Company determine that there has been an impairment, there could be additional charges to operations related to reducing the carrying value of the impaired assets to their net realizable value.

  Wayfarer Communications, Inc.

     In June 1998, the Company acquired Wayfarer Communications, Inc. ("Wayfarer"), a development-stage company that specialized in web-based information delivery. The Company issued 135,274 shares of its common stock and exchanged 1,857 shares of the Company's common stock for 89% of Wayfarer shares. In December 1998, the Company issued 10,544 shares for the remaining shares of Wayfarer and recorded charges associated with acquiring the remaining minority interest of approximately 11% of Wayfarer. The Company acquired in-process research and development related to the creation of a web-browser front end which would be used in conjunction with a new technology designed to distribute, leverage and make use of the knowledge, resources and information that companies had stored in their ERP and front office automation systems.

     In connection with the acquisition, the Company recorded a charge of $9.2 million associated with the acquired in-process research and development and compensatory expenses of approximately $1.7 million. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, the Company expensed the amount of the purchase price allocated to in-process research and development in accordance with generally accepted accounting principles. In addition, the Company recorded goodwill of approximately $0.4 million at the time of the acquisition, to be amortized over five years.

     The Company allocated the purchase price to the fair value of the net tangible assets and identified intangible assets acquired including the in-process research and development technology. In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and estimates of future performance of the technology present at the date of acquisition. The IPR&D activities included the planning, designing, prototyping, scalability verification and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical and economic performance requirements.

     With regard to the IPR&D project, the Company considered, among other factors, the stage of completion of the project, the attainment of technological feasibility, the importance of the project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the project when completed and any associated risks. The incremental cash flows were discounted at an annual rate of 27% to determine the value of the IPR&D project. The discount rate reflects the risks associated with the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates, competitive risks, and profitability. Cash flows from license and services revenue obtained from the combined Vantive products and Wayfarer information distribution capabilities, the Web-enabled architecture, and an innovative "dashboard environment" interface technology (together, "Wayfarer Combined Revenues") were estimated to be approximately $140 million over five years after the initial release, assuming the successful completion and market acceptance of the products incorporating Wayfarer technology. The estimated revenues for the in-process projects were expected to peak in 2004 and then decline as other new products and technologies were expected to enter into the market.

     Management has assessed the projects related to the acquired in-process technology and determined that the release of the functionality that relates to the projects that were in existence at the time of the acquisition will not occur. Rapid changes in the development of technology surrounding the Web have resulted in the termination of the release of the functionality related to the acquired in-process technology. This conclusion is consistent with the termination of funding for these projects during the second quarter of 1999. As a result, the expected revenue originally used in the valuation forecast at the time of the acquisition will not materialize.

     As of September 1999, the Company had not received any revenue related to the in-process technology, management had determined that the Wayfarer technology would not be incorporated into the Company's future product releases, and all development plans for a separate generation product based on the acquired technology had been terminated. As of June 30, 1999, no engineering personnel were working on the in-process projects. In addition, the Company's research and development expenditures attributable to the Wayfarer technology were significantly lower than the valuation forecast assumptions. The risks associated with these projects were considered high and no assurance could be made that products derived from the Wayfarer technology would meet market expectations. There were no research and development expenses attributable to the Wayfarer technology during the second half of 1999. The remaining $0.2 million of unamortized goodwill attributable to the Wayfarer acquisition was expensed as part of the restructuring charge taken in the three-month period ended September 30, 1999.

1997

  Innovative Computer Concepts, Inc.

     In August 1997, the Company completed the acquisition of Innovative Computer Concepts, Inc. ("ICC"), a development-stage software company founded with the intent of designing and marketing a client/server based spare parts, inventory and procurement management software system. Upon consummation of the acquisition, ICC became a wholly owned subsidiary of the Company. The Company paid an aggregate purchase price of $21.0 million (including direct costs of the acquisition). At the time of the acquisition, ICC's in-process research and development value was comprised of several individual on-going projects which included a client/server object-oriented application server architecture, a transaction bus, an event logger, a transaction processor, a business rule engine, an object/relational data layer and productivity tools.

     In connection with the acquisition, the Company received an appraisal of the intangible assets, which indicated that approximately $21.1 million represented acquired in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, the Company expensed the amount of the purchase price allocated to in-process research and development as of the date of the acquisition in accordance with generally accepted accounting principles. In addition, the Company recorded goodwill of approximately $0.7 million, which is being amortized over five years.

     The Company allocated the purchase price to the fair value of the net tangible assets and identified intangible assets acquired including the in-process research and development technology. In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and estimates of future performance of the technology present at the date of acquisition. The IPR&D activities included the planning, designing, prototyping, scalability verification and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical and economic performance requirements. The Company has successfully developed the acquired in-process technology and is currently benefiting from the license sales of the Vantive Inventory and Procurement applications.

     With regard to the IPR&D project, the Company considered, among other factors, the stage of completion of the project, the attainment of technological feasibility, the importance of the project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the project when completed and any associated risks. The incremental cash flows were discounted at an annual rate of 40% to determine the value of the IPR&D project. The discount rate reflects the risks associated with the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates, competitive risks, and profitability. Actual costs and time frame to complete the development efforts are believed to be consistent with the estimates made at the time of the acquisition. Cash flows from license and services revenue obtained from the combined ICC-derived technology and Vantive products whose sales the Company believed were dependent upon the Company being able to offer the ICC-derived technology (together, the "Combined Revenues") were estimated to be approximately $360 million over five years assuming the successful completion and market acceptance of the ICC technology in conjunction with the Vantive products. The Combined Revenues were expected to peak in 1999 and then decline as other new products and technologies are expected to enter into the market. The Company offers its products both as a suite and as single applications, and derives concurrent user fees which are not necessarily application specific. As a result, the Company cannot determine precisely the breakdown of revenues attributable to specific applications for customers who have purchased more than one application. However, the Company believes that the Combined Revenues generated to date have been below the assumptions used in the original analysis. Approximately 50% of the Company's FieldService specific sales in 1999 included the ICC-derived inventory and procurement modules. This is slightly below the original expectations for the FieldService product. Sales of the Company's HelpDesk and Sales Force Automation applications have been less influenced by the availability of the ICC derived spare parts inventory and procurement modules.

CONTRIBUTION TO MOMENTUM BUSINESS APPLICATIONS

     During 1998, PeopleSoft formed Momentum Business Applications, Inc. ("Momentum Business Applications"), a research and development company designed to develop eBusiness, analytic applications and industry-specific software products. All of the outstanding shares of Momentum Business Applications Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum Business Applications. The declared dividend of $78.6 million in the accompanying consolidated financial statements represents the fair value of the Momentum Business Applications Class A Common Stock distributed based on the average market value on the day trading commenced. PeopleSoft consolidated Momentum Business Applications into its financial statements for the fourth quarter of 1998. However, during the first quarter of 1999, Momentum Business Applications no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less the $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

OTHER INCOME, NET

     Other income, net for 1997, 1998 and 1999 was $11.2 million, $20.8 million and $72.2 million. The increase in 1998 was primarily the result of an increase in interest income of $11.4 million resulting from higher cash and investment balances based upon improved cash collections and higher pre-tax return on investments, partially offset by an increase in interest expense in the amount of $2.9 million due to the issuance of $69.0 million in convertible notes in 1998. The increase in Other income, net in 1999 was primarily the result of $51.3 million in gains on the sale of certain strategic investments in several new publicly traded internet start-up companies. See also "Investments in Corporate Equity Securities and Unrealized Gains."

PROVISION FOR INCOME TAXES

     The Company's income tax provision increased from $76.1 million in 1997 to $101.9 million in 1998 and decreased to $11.4 million in 1999. Excluding the impact of nondeductible one-time charges of $195 million in 1999, the Company's effective tax rate was 42.9%, 42%, and 35.6% in 1997, 1998 and 1999. The 1999
rate is lower than 1998 due to an increase in the research and development credit and the recognition of previously unrecognized foreign tax benefits. The Company increased its valuation allowance by $4.6 million in 1999 to a total of $18.8 million. The increase relates to foreign operating losses.

EARNINGS PER SHARE

     Diluted earnings (loss) per share increased from $0.37 in 1997 to $0.50 in 1998 and decreased to $(0.67) in 1999. Earnings per share for 1998 increased as a result of the 38% increase in net income from $101.3 million for the year ended December 31, 1997 to $139.9 million for the year ended December 31, 1998, partially offset by a 4% increase in the number of shares used in the diluted per share computation from 270.2 million shares for the year ended December 31, 1997 to 281.1 million shares for the year ended December 31, 1998. The increase in weighted average shares outstanding was due to the exercise of stock options and the issuance of shares under the employee stock purchase plan. Loss per share for 1999 was $(0.67) primarily due to the expense of $176.4 million for the contribution to Momentum Business Applications, $73.1 million of in-process, research and development and other charges, partially offset by a gain on sale of corporate equity securities in the amount of $51.3 million and a decrease of 6% in the number of shares used in the per share computation from 281.1 million shares for 1998 to 263.9 million shares outstanding as of December 31, 1999. Common equivalent shares of 8.2 million were excluded from the computation for the year ended December 31, 1999, as their effect is antidilutive. Shares outstanding during 2000 might be impacted by the following factors: (i) the issuance of common stock associated with stock option exercises and the employee stock purchase plan; (ii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; (iii) potential conversion of subordinated notes into common stock of the Company; and (iv) the issuance of common stock to effect business combinations, should the Company enter into such transactions.

INVESTMENTS IN CORPORATE EQUITY SECURITIES AND UNREALIZED GAINS

     The Company has classified its investments in several new publicly traded Internet start-up companies as investments available for sale (included in "Investments in corporate equity securities" in the accompanying consolidated balance sheets). These investments, comprised of marketable securities, are carried at fair value as determined by quoted market prices. Realized gains on the sale of these investments for the year ended December 31, 1999 were $51.3 million. The aggregate fair value of Corporate Equity Securities held at December 31, 1999, was $260.7 million. Gross unrealized gains were $241.0 million as of December 31, 1999, and are included, net of deferred income taxes of $92.8 million, as a component of "Accumulated other comprehensive (loss) income". A substantial portion of the unrealized holding gains relates to an investment in a company that completed its public offering in the third quarter of 1999. These corporate equity securities are subject to lock-up provisions, which expire at various dates through August 2000. The Company intends to sell these investments when the lock-up provisions expire(1). However, the stock market is highly volatile. There is no assurance that the net unrealized holding gains as of December 31, 1999 will be realized.

NEWLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $341.5 million during 1998, and used cash of $46.7 million during 1999. During 1998, cash provided by operating activities were primarily provided by earnings ($139.9 million) plus non-cash items ($84.2 million), increases in deferred revenue ($194.1 million), accrued compensation and related expenses ($40.9 million), and accounts payable and accrued liabilities ($27.8 million), the sum of which, were partially offset by increases in accounts receivable ($112.6 million) and other assets ($30.8 million). Cash used by operating activities during 1999 included the $176.4 million contribution to Momentum Business Applications. Excluding this contribution, cash provided by operating activities in 1999 would have been $129.7 million, primarily provided by net loss ($1.4 million) plus non-cash items ($82.1 million), decreases in accounts receivable ($88.9 million) and increases in accrued compensation and related expense ($12.5 million), partially offset by increases in accounts payable ($17.4 million) and deferred revenue ($13.5 million) and increases in other assets ($13.3 million). On December 31, 1999, in connection with the merger with Vantive, the Company recorded certain exit charges totaling $34.1 million. Approximately $21.8 million of the exit charge is cash in nature and is expected to be paid during 2000 through operating cash flow.(1)

     The Company calculates accounts receivable days sales outstanding ("DSO") as the ratio of the year-end accounts receivable to the sum of quarterly revenues, multiplied by 90. Under this method, DSO was 93 days as of December 31, 1998 and 80 days as of December 31, 1999. The decrease in the DSO since December 31, 1998 was primarily due to strong collection efforts during the second half of 1999. The Company's DSO can fluctuate depending upon a number of factors including the concentration of transactions that occur toward the end of each quarter and fluctuations in quarterly operating results.

     Net cash used in investing activities during the 1998 was $216.1 million compared to $90.8 million in 1999. The Company's principal use of cash for investing activities included net purchase of investments for $53.8 million and $34.3 million during 1998 and 1999. Purchases of property and equipment, comprised of computer and networking equipment, were $113.6 million and $57.2 million during 1998 and 1999. The Company expects purchases of property and equipment to be around $55 million during 2000(1). Also, during 1998, cash used in investing activities included $43.1 million used for the purchase of Intrepid.

     During 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and lease back a substantial portion of the premises. Additionally, the Company purchased two parcels of land for $50.0 million during the third quarter of 1998. These transactions were structured as a like-kind exchange for tax purposes and, therefore did not impact immediate cash flow. The Company is committed to lease buildings costing approximately $110.0 million, which will be constructed on
---------------
(1) Forward-Looking Statement
one of the sites. The construction is expected to be completed in the first quarter of 2000. The lease term is for five years with the option to purchase the buildings for $110.0 million at the end of the lease term. The Company also entered into a five-year lease for a new facility in Pleasanton, California. The lessor has funded $70.0 million for the construction of this facility that was completed in the fourth quarter of 1998. The Company has an option to purchase the building at the end of the lease term for $70.0 million. In the event the Company exercises the options to purchase these buildings, the Company plans on utilizing cash flow from operations to fund the purchase(s), however there can be no assurance that the Company will maintain its levels of cash flows from operations.

     Net cash provided by financing activities for the year ended December 31, 1998 was $114.2 million compared to net cash used in financing activities of $21.8 million in 1999. Proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program were $70.2 million and $71.6 million for 1998 and 1999. During 1999, proceeds from exercise of common stock options and issuances under the stock purchase plan were offset by the Company's distribution of $78.6 million in Momentum Business Applications shares to PeopleSoft shareholders. The Company believes granting stock options is essential in attracting and retaining key employees who are critical to the Company's success. In 1997, 1998 and 1999, the Company granted options aggregating 5%, 8%, and 12%, of the common stock issued and outstanding at the beginning of each year. The actual number of options granted each year is based on a variety of factors including competitive factors associated with the labor market, the Company's historical and anticipated employee count, the level of hiring activity, and comparison of the Company's compensation philosophy and practice to other similar technology companies. There can be no assurance that employee stock activity will continue to generate substantial funds in the future.

     In November 1995, PeopleSoft issued warrants to purchase shares of the Company's common stock with annual exercise dates through 1999. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. In March 1999, the Company issued 572,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. In November of 1999, the company issued 77,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $16.875 per share. During 1999, the Company issued a warrant to purchase 40,000 shares of the Company's common stock. This warrant has an exercise price of $12.69 per share and will expire on May 11, 2006.

     As of December 31, 1999, the Company had $607.2 million in working capital, including $414.0 million in cash and cash equivalents and $290.1 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. The Company believes that the cash and short term investment balances, proceeds from sale of strategic investments, stock under the employee purchase plan and stock option exercises, and potential cash flow from operations will be sufficient to meet its operating cash requirements at least through 2000.(1)

YEAR 2000 READINESS

     During 1999, the Company successfully completed its program to achieve Year 2000 Readiness. Preparations included the establishment of a Year 2000 Program Management Office ("PMO") to ensure that it had adequately addressed exposures related to the Year 2000 and was Year 2000 Ready. "Year 2000 Ready" meant that the performance or functionality of the Company's internal systems would not be significantly affected by the dates prior to, during, and after the Year 2000, to include leap year calculations and specific day-of-the-week calculations.

     As expected, the Company has not experienced a material adverse impact on its business, products, results of operations, or financial condition as a result of the Year 2000 issue.

---------------
(1) Forward-Looking Statement

     Costs directly attributed to the Company's internal Year 2000 initiative were in line with the original estimate of approximately $4.0 million. These costs were expensed as incurred and were comprised primarily of the costs of hardware and software required to complete Year 2000 testing within the enterprise and consulting fees. These costs exclude internal resource costs for individuals outside of the PMO; however, internal resource costs are not considered to be material.

     The Company will continue to monitor its critical processes, and those of significant suppliers, third-party external interface suppliers, and utility organizations that are critical to the Company's operations, for potential Year 2000-related problems.

ITEM 7A. FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE RISK

     The Company's revenues originating outside the United States were 15%, 17% and 23% of total revenues in 1997, 1998 and 1999. International revenues generated from Europe were 13% in 1999 and 8% in 1998. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

     The Company's exposure to foreign exchange rate fluctuations arise in part from intercompany accounts in which the cost of software, including certain development costs, incurred in the United States is charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

     In January 1998, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. The Company uses one multinational bank for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.9 million for each of the years ended December 31, 1998 and 1999. At December 31, 1998, the Company had outstanding forward exchange contracts to exchange Singapore dollars ($5.5 million), Swiss franks ($1.5 million), and New Zealand dollars ($4.0 million) for U.S. Dollars. At December 31, 1999, the Company had outstanding forward foreign exchange contracts to exchange Euros ($30.7 million), Singapore dollars ($6.0 million), South African rands ($1.4 million), Swiss franks ($2.7 million) and New Zealand dollars ($1.7 million) for U.S. dollars, and to exchange U.S. dollars for British pounds ($2.6 million) and Australian dollars ($2.5 million). At December 31, 1999, each of these contracts had a maturity date in February 2000 and a book value that approximates fair value. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors and is not used for trading purposes.

     In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have occurred through December 31, 1999.

     For the years ended December 31, 1998 and 1999, the Company's revenues in the Asia/Pacific region, which includes Far East countries, Australia and New Zealand, were less than 5% of total revenues. As of December 31, 1999, less than 5% of the Company's assets were in the Asia/Pacific region. To date, the Company's operations in the region are generating losses and negative cash flows. As the Asia/Pacific currencies devalue, the translated loss reported on the consolidated financial statements decreases. In addition, such currency devaluations cause the Company's U.S. dollar cash funding requirements of these foreign subsidiaries to decrease.

INTEREST RATES

     The Company invests its cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term time deposits of the local operating bank.

     The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company classifies debt and preferred equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in "Accumulated other comprehensive (loss) income", net of tax.

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

     The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At December 31, 1999, the average maturity of the Company's investment securities was approximately five months. All investment securities had maturities of less than two years. The following table presents certain information about the financial instruments held by the Company at December 31, 1999 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The Company believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate.

     Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of the principal amount of the Company's investment securities held at December 31, 1999 (in millions):

                                              EXPECTED MATURITY
                                      ----------------------------------    PRINCIPAL AMOUNT    FAIR VALUE
                                      1 YEAR OR LESS    MORE THAN 1 YEAR        12/31/99         12/31/99
                                      --------------    ----------------    ----------------    ----------
Available-for-sale securities.......      $354.9             $67.9               $422.8           $422.2
Weighted average interest rate......         4.6%              4.4%
Held-to-maturity....................      $ 46.6                --               $ 46.6           $ 47.4
Weighted average interest rate......        5.58%

     The Company has classified its investments in several new publicly traded Internet start-up companies as investments available for sale (included in "Investments in corporate equity securities" in the accompanying consolidated balance sheets). These investments, comprised of marketable securities, are carried at fair value as determined by quoted market prices. Realized gains on the sale of these investments for the year ended December 31, 1999 were $51.3 million. The aggregate fair value of investments in corporate equity securities held at December 31, 1999, was $260.7 million. Gross unrealized gains were $241.0 million as of December 31, 1999, and are included, net of deferred income taxes of $92.8 million, as a component of "Accumulated other comprehensive (loss) income". A substantial portion of the unrealized holding gains relates to an investment in a company that completed its public offering in the third quarter of 1999. These corporate equity securities are subject to lock-up provisions, which expire at various dates through August 2000. The Company intends to sell these investments when the lock-up provisions expire.((1)) However, the stock market is highly volatile. There is no assurance that the unrealized holding gains as of December 31, 1999 will be realized.

     In August 1997, the Company issued an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a conversion price equal to $50.824242 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $47.6 million and $59.3 million as of December 31, 1998 and 1999.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this form 10-K with a footnote (1) symbol. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1997, 1998, and 1999 contained elsewhere in this Form 10-K.

     PEOPLESOFT'S SUCCESS DEPENDS UPON ITS ABILITY TO RETAIN AND ATTRACT A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES.

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

     During the last two years, PeopleSoft has experienced turnover of several senior executives. PeopleSoft has hired or promoted qualified candidates to fill these positions. However, since the employees are new to the positions, it is possible that the newly hired or promoted employees will not easily transition into these

---------------

(1) Forward-Looking Statement
leadership roles or be able to successfully lead PeopleSoft in its efforts to grow the company. In addition, uncertainty created by turnover of key employees could cause fluctuations in PeopleSoft's stock price and further turnover of PeopleSoft employees.

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

     Variances or slowdowns in PeopleSoft's prior quarter contracting activity may impact its consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. PeopleSoft's ability to maintain or increase service revenue primarily depends on its ability to increase the number of its licensing agreements. In particular, the significant decrease in license revenues in 1999 versus the prior year may have a significant impact on service revenues and earnings in fiscal 2000.

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

     PEOPLESOFT DEPENDS ON THIRD-PARTY TECHNOLOGY THAT COULD RESULT IN INCREASED COSTS OR DELAYS IN THE PRODUCTION AND IMPROVEMENT OF PEOPLESOFT'S PRODUCTS.

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

     RECENT ACCOUNTING PRONOUNCEMENTS COULD ADVERSELY IMPACT PEOPLESOFT'S PROFITABILITY BY DELAYING SOME REVENUE RECOGNITION INTO FUTURE PERIODS.

     Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOPs 97-2 and 98-4. SOP 98-9 was effective beginning January 1, 2000 and imposes significant new requirements such as establishing vendor specific objective evidence. PeopleSoft has changed certain business policies to meet the requirements of SOP 98-9, however, the effect of the SOP on the Company's 2000 financial results is not presently determinable due to numerous factors including the actual implementation of such policies, specifically negotiated exceptions to such policies, changes in market conditions, and changes in interpretations of the SOPs. However, PeopleSoft believes that SOP 98-9 may require significantly more revenue to be deferred for certain types of transactions.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. PeopleSoft is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including PeopleSoft, recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000.

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

     Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to licensing PeopleSoft's software products. PeopleSoft began an outsourcing partner program in 1999 and began hosting its own service bureau in early 2000, both of which the Company believes address the needs of the marketplace; however, these programs may not be successful.

     SERVICES REVENUES CARRY LOWER GROSS MARGINS THAN LICENSE REVENUES AND AN OVERALL INCREASE IN SERVICES REVENUE AS A PERCENTAGE OF TOTAL REVENUES COULD HAVE AN ADVERSE IMPACT ON PEOPLESOFT'S BUSINESS.

     Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, PeopleSoft sub-contracts certain consulting services to third parties which generally carry lower gross margins than PeopleSoft's service business overall. As a result, PeopleSoft's gross margins can be negatively impacted based on the percentage of service revenues as a percentage of total revenue and the mix between services which are provided by PeopleSoft employees versus services provided by third party consultants.

     PEOPLESOFT'S RECENT AND FUTURE ACQUISITIONS MAY NOT BE SUCCESSFUL.

     PeopleSoft has in the recent past and may continue to acquire or invest in complementary companies, products and technologies, and enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include:

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

     In addition, combinations with other companies may not qualify for pooling of interests accounting, which would require PeopleSoft to use the purchase method of accounting. The purchase method of accounting for business combinations may require large write-offs of any in process research and development costs related to companies being acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the combinations with companies. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. PeopleSoft may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

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

     PeopleSoft continues to invest in an effort to enhance its international operations. The global reach of PeopleSoft's business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. Changes in the following factors, among others, could have an adverse impact on PeopleSoft's business and earnings:

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

     Currently, PeopleSoft supports client platforms using browsers certified to run its Java-based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (for PeopleSoft releases prior to Release 6 only), Windows NT, Windows 95 and Windows 98. If Microsoft fundamentally changes the architecture of its software products so that users of PeopleSoft's software applications experience significant performance degradation or PeopleSoft's software applications become incompatible with future versions of Microsoft's Windows operating system, it could cause PeopleSoft to expend significant resources to reconfigure its products. The use of a Web browser as a primary user interface is emerging as an alternative to the traditional desktop access through networked Microsoft Windows-based personal computers. This client access via the Internet or an intranet involves numerous risks inherent in using the Internet, including security, availability and reliability. PeopleSoft may wish to offer its applications on future or existing client platforms that achieve popularity within the business application marketplace. These future or existing client platforms may or may not be architecturally compatible with PeopleSoft's current software product design. PeopleSoft may not be able to support new client interfaces and achieve market acceptance of new client interfaces that it does support.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1. Consolidated Financial Statements. The following consolidated financial statements of PeopleSoft, Inc. are filed as part of this report:

                                                              PAGE
                                                              ----
Report of Ernst and Young LLP, Independent Auditors.........   F-1
Covered by Report of Ernst and Young LLP, Independent
  Auditors:
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................   F-2
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.......................   F-3
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997, 1998 and 1999...........   F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999.......................   F-5
Notes to Consolidated Financial Statements..................   F-6
Not Covered by Report of Independent Auditors:
  Supplemental Quarterly Financial Information..............  F-28

     2.Consolidated Financial Statements Schedules. None.

       All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

     3. Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Agreement and Plan of Merger dated as of October 11, 1999
               between PeopleSoft, Inc. and Vantive (incorporated by
               reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s
               Registration Statement on From S-4 (333-91111) filed with
               the Securities and Exchange Commission on November 17,
               1999).
     2.2       Agreement and Plan of Merger dated September 30, 1998
               between PeopleSoft, Inc. and Intrepid Systems, Inc.
               (incorporated by reference to Exhibit 10.37 filed with
               PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998).
     2.3       Agreement and Plan of Reorganization, dated November 19,
               1998, by and among PeopleSoft, Inc., Certain Principal
               Shareholders and Distinction Software, Inc. and amendment
               dated May 17, 1999 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Registration Statement on Form
               S-3 (No. 333-86135) filed with the Securities and Exchange
               Commission on August 27, 1999).
     2.4       Agreement and Plan of Reorganization by and among the The
               Vantive Corporation, Revo Acquisition Corporation and
               Wayfarer Communications, Inc. dated June 18, 1998
               (incorporated by reference to Exhibit 2.1 filed with The
               Vantive Corporation's Form 8-K filed with the Securities and
               Exchange Commission on July 15, 1998).
     2.5       Agreement and Plan of Reorganization, dated June 12, 1998, by and among PeopleSoft, Inc., TriMark Technologies, Gerald
               Peters, and State Street Bank and Trust Company of
               California N.A. and amendments dated October 1, 1998,
               January 8, 1999, April 22, 1999, and April 30, 1999
               (incorporated by reference to Exhibit 2.1 filed with
               PeopleSoft, Inc.'s Registration Statement on Form S-3 (No.
               333-78049) filed with the Securities and Exchange Commission on May 7, 1999).
     2.6       Agreement and Plan of Merger dated August 13, 1997 by and
               among The Vantive Corporation, Igloo Acquisition Corporation and Innovative Computer Concepts, Inc. as amended
               (incorporated by reference to Exhibit 10.17 filed with The
               Vantive Corporation's Form 8-K filed with the Securities and
               Exchange Commission on September 26, 1997).
     2.7       Stock Option Agreement between PeopleSoft, Inc. and The
               Vantive Corporation dated as of October 11, 1999.
               (incorporated by reference to Exhibit 2.5 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-4
               (333-91111) filed with the Securities and Exchange
               Commission on November 17, 1999).
     3.1       Restated Certificate of Incorporation of PeopleSoft, Inc.
               filed with the Secretary of State of the State of Delaware on May 24, 1995 (incorporated by reference to Exhibit 4.1
               filed with PeopleSoft, Inc.'s Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22,
               1996).
     3.2       Certificate of Amendment to Certificate of Incorporation of
               PeopleSoft, Inc., as filed with the Secretary of State of
               the State of Delaware on June 17, 1996 (incorporated by
               reference to Exhibit 4.2 filed with PeopleSoft, Inc.'s Form
               S-8 (No. 333-08575) filed with the Securities and Exchange
               Commission on July 22, 1996).
     3.3       Certificate of Amendment to Certificate of Incorporation of
               PeopleSoft, Inc., as filed with the Secretary of State of
               the State of Delaware on July 3, 1997 (incorporated by
               reference to Exhibit 3.3 filed with PeopleSoft, Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1997).
     3.4       Certificate of Amendment to Certificate of Incorporation of
               PeopleSoft, Inc., as filed with the Secretary of State of
               the State of Delaware on June 29, 1998. (incorporated by
               reference to Exhibit 3.4 filed with PeopleSoft, Inc.'s
               Registration Statement on From S-4 (333-91111) filed with
               the Securities and Exchange Commission on November 17,
               1999).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.5       Certificate of Designation as filed with the Secretary of
               State of the State of Delaware on March 24, 1998
               (incorporated by reference to Exhibit 3.4 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).
     3.6       Bylaws of PeopleSoft, Inc. as amended through December 31,
               1998 (incorporated by reference to Exhibit 3.5 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
     3.7       Amendments to the Bylaws of PeopleSoft, Inc. dated March 4,
               1999, April 7, 1999 and February 3, 2000.
     3.8       Specimen Certificate of PeopleSoft, Inc.'s Common Stock
               (incorporated by reference to Exhibit 1 filed with Amendment
               No. 1 to PeopleSoft, Inc.'s Form 8-A filed with the
               Securities and Exchange Commission on November 6, 1992).
     4.1       First Amended and Restated Preferred Shares Rights Agreement
               dated December 16, 1997 (incorporated by reference to
               Exhibit 1 filed with PeopleSoft, Inc.'s Form 8-A/A filed
               with the Securities and Exchange Commission on March 25,
               1998).
     4.2       Indenture (including forms of Notes), dated as of August 15,
               1997, between The Vantive Corporation and Deutsche Bank AG,
               New York Branch, as trustee (incorporated by reference to
               Exhibit 4.1 filed with The Vantive Corporation's
               Registration Statement on Form S-3 (333-40449) filed with
               the Securities and Exchange Commission on November 19,
               1997).
    10.1  (1)  Amended and Restated 1989 Stock Option Plan and forms of option agreements thereunder (incorporated by reference to
               Exhibit 10.1 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
    10.2       1992 Employee Stock Purchase Plan as amended to date, and
               form of subscription agreement thereunder (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1999).
    10.3       1992 Directors' Stock Option Plan and forms of option
               agreements thereunder (incorporated by reference to Exhibit
               10.3 filed with PeopleSoft, Inc.'s Registration Statement on
               Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No.
               1 thereto filed October 26, 1992, Amendment No. 2 thereto
               filed November 10, 1992 and Amendment No. 3 thereto filed
               November 18, 1992, which Registration Statement became
               effective November 18, 1992 and PeopleSoft, Inc.'s
               Registration Statement on Form S-1 (No. 33-62356) filed on
               May 7, 1993, which Registration Statement became effective
               May 24, 1993 (collectively, the "Original S-1, as
               amended")).
    10.4  (1)  Executive Bonus Plan (incorporated by reference to Exhibit
               10.4 filed with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1994).
    10.5       The Vantive Corporation Amended and Restated 1991 Stock
               Option Plan. (incorporated by reference to Exhibit 99.1
               filed with PeopleSoft, Inc.'s Registration Statement on From
               S-8 (333-94833) filed with the Securities and Exchange
               Commission on January 18, 2000).
    10.6       The Vantive Corporation 1995 Outside Directors Stock Option
               Plan (incorporated by reference to Exhibit 99.2 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-94833) filed with the Securities and Exchange
               Commission on January 18, 2000).
    10.7       The Vantive Corporation 1997 Nonstatutory Stock Option Plan
               (incorporated by reference to Exhibit 99.3 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-94833) filed with the Securities and Exchange
               Commission on January 18, 2000).
    10.8       Innovative Computer Concepts, Inc. 1995 Stock Incentive Plan
               (incorporated by reference to Exhibit 99.4 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-94833) filed with the Securities and Exchange
               Commission on February 4, 2000).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.9       Distinction Software Inc. Stock Option Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft, Inc.'s
               Registration Statement on From S-8 (333-86103) filed with
               the Securities and Exchange Commission on August 27, 1999).
    10.10      TriMark Technologies, Inc. 1998 Director and Executive
               Officer Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit
               99.1 filed with PeopleSoft, Inc.'s Registration Statement on
               From S-8 (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.11      TriMark Technologies, Inc. 1995 Director and Executive
               Officer Stock Option Plan (as amended) and forms of option agreements thereunder (incorporated by reference to Exhibit
               99.2 filed with PeopleSoft, Inc.'s Registration Statement on
               From S-8 (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.12      TriMark Technologies, Inc. 1995 Employees and Consultants
               Stock Option Plan and forms of option agreements thereunder
               (incorporated by reference to Exhibit 99.3 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.13      TriMark Technologies, Inc. 1993 Stock Option Plan (as
               amended) and form of option agreement thereunder
               (incorporated by reference to Exhibit 99.4 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.14      Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan,
               dated December 13, 1995, Amendment No. 1 dated December 30,
               1994, and Amendment No. 2, dated August 25, 1995
               (incorporated by reference to Exhibit 2.1 filed with
               PeopleSoft, Inc.'s Form 8-K filed with the Securities and
               Exchange Commission on December 15, 1995).
    10.15      Form of Indemnification Agreement entered into between
               PeopleSoft, Inc. and each of its directors and officers
               (incorporated by reference to Exhibit 10.6 filed with the
               Original S-1, as amended).
    10.16      Loan Agreement between PeopleSoft, Inc. and West America
               Bank, N.A. dated October 31, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form 8-K filed with the Securities and Exchange Commission on December 15,
               1995).
    10.17      Office Lease for 1331 North California Boulevard dated July
               23, 1990 between PeopleSoft, Inc. and 1333 North California
               Boulevard, a California limited partnership, as amended by the First Amendment to Lease dated April 24, 1991 and the
               Second Amendment to Lease dated June 17, 1992 and related
               Lease Guarantees dated July 26, 1990 and June 14, 1991
               between 1333 North California Boulevard and David A.
               Duffield (incorporated by reference to Exhibit 10.8 filed
               with the Original S-1, as amended).
    10.18      Lease dated July 24, 1992 between PeopleSoft, Inc. and Glen
               Pointe Associates (incorporated by reference to Exhibit 10.9 filed with the Original S-1, as amended).
    10.19 (2)  Software License and Support Agreement dated June 23, 1992 between PeopleSoft, Inc. and ADP, Inc., as amended by
               Amendment No. 1 dated September 30, 1992 (incorporated by
               reference to Exhibit 10.12 filed with the Original S-1, as amended).
    10.20      Lease dated June 23, 1993 between PeopleSoft, Inc. and
               Westbrook Corporate Center (incorporated by reference to
               Exhibit 10.18 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1994).
    10.21      Lease dated January 17, 1994 between PeopleSoft, Inc. and
               R-H Associates Bldg. III Corp. (incorporated by reference to
               Exhibit 10.19 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1994).
    10.22      Lease dated March 10, 1994 between PeopleSoft, Inc. and
               Rosewood Associates (incorporated by reference to Exhibit
               10.20 filed with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1994).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.23      Contract of Sale and Escrow Instructions between PeopleSoft,
               Inc. and Rosewood Owner of California (B) LLC, a California
               limited liability company, dated October 4, 1995
               (incorporated by reference to Exhibit 2.1 filed with
               PeopleSoft, Inc.'s Form 8-K filed with the Securities and
               Exchange Commission on December 15, 1995).
    10.24      Warrant Agreement between PeopleSoft, Inc. and The First
               National Bank of Boston, as Warrant Agent, dated October 30,
               1995 (incorporated by reference to Exhibit 10.1 filed with
               PeopleSoft, Inc.'s Registration Statement on Form S-3 (No.
               33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
    10.26      Warrant Purchase Agreement between PeopleSoft, Inc. and
               Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s
               Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22,
               1995).
    10.27      Registration Rights Agreement between PeopleSoft, Inc. and
               Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.'s
               Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22,
               1995).
    10.29      Amendment No. 2 dated September 28, 1994, Amendment No. 3
               dated September 21, 1995 and Amendment No. 4 dated December
               28, 1995 to the Software License and Support Agreement dated
               June 23, 1992 between PeopleSoft, Inc. and ADP, Inc.
               (incorporated by reference to Exhibit 10.25 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).
    10.30      Amended Software Development Agreement dated December 22,
               1995 between PeopleSoft, Inc. and Solutions for Education
               Administrators, Inc. (incorporated by reference to Exhibit
               10.26 filed with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1995).
    10.31      Exclusive Marketing and Distribution Agreement dated
               December 22, 1995 between PeopleSoft, Inc. and SIS
               Development LLC ("SIS") (incorporated by reference to
               Exhibit 10.27 with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1995).
    10.32      Amendment No. 1 dated September 19, 1994, Amendment No. 2
               dated May 15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10, 1994 between PeopleSoft, Inc.
               and Rosewood Associates (incorporated by reference to
               Exhibit 10.28 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996).
    10.33      Systems Integrator Agreement dated August 25, 1995 between
               PeopleSoft, Inc. and Shared Medical Systems Corporation
               (incorporated by reference to Exhibit 10.29 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).
    10.34      Lease dated December 4, 1996 between PeopleSoft, Inc. and
               Lease Plan North America, Inc. (incorporated by reference to
               Exhibit 10.32 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996).
    10.35      Purchase Agreement dated October 22, 1996 between
               PeopleSoft, Inc. and Norwest Equity Partners IV, L.P.
               (incorporated by reference to the Exhibit 10.33 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).
    10.36      Red Pepper Software Company 1993 Stock Option Plan, and
               forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form
               S-8 filed with the Securities and Exchange Commission on
               October 24, 1996).
    10.37      Agreement of Purchase and Sale dated July 22, 1998 between
               PeopleSoft, Inc. and William Willson & Associates
               (incorporated by reference to Exhibit 10.35 filed with
               PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.38      Lease dated September 14, 1998 between PeopleSoft, Inc. and
               Hacienda Plaza Associates, LLC (incorporated by reference to
               Exhibit 10.36 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    10.39      Development and License Agreement dated December 30, 1998
               between PeopleSoft, Inc. and Momentum Business Applications,
               Inc. (incorporated by reference to Exhibit 10.37 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.40      Marketing and Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications,
               Inc. (incorporated by reference to Exhibit 10.38 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.41      Distribution Agreement dated December 30, 1998 between
               PeopleSoft, Inc. and Momentum Business Applications, Inc.
               (incorporated by reference to Exhibit 10.39 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.42      First Amendment to Participation Agreement and Appendix 1 to
               Participation Agreement, Master Lease and Construction Deed
               of Trust dated February 20, 1998 between PeopleSoft, Inc.
               and Lease Plan North America, Inc. (incorporated by
               reference to Exhibit 10.40 filed with PeopleSoft, Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1998).
    10.43      Second Amendment to Participation Agreement, Master Lease,
               Guarantee, Construction Deed of Trust, Cash Collateral
               Agreement, Assignment of Lease and Appendix 1 to
               Participation Agreement, Master Lease and Construction Deed
               of Trust dated September 28, 1998 between PeopleSoft, Inc.
               and Lease Plan North America, Inc (incorporated by reference to Exhibit 10.41 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.44      Participation Agreement dated September 28, 1998 between
               PeopleSoft, Inc. and Wilmington Trust Company, ABN AMRO
               Leasing, Inc., ABN AMRO Bank N.V., and Financial
               Institutions listed in Schedule I of the Participation
               Agreement (incorporated by reference to Exhibit 10.42 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.45      Master Lease dated September 28, 1998 between PeopleSoft,
               Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.43 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.46      Appendix 1 to the Participation Agreement and Master Lease
               dated September 28, 1998 (incorporated by reference to
               Exhibit 10.44 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1998).
    10.47      Employment Agreement between Craig Conway and PeopleSoft,
               Inc., dated May 10, 1999.
    21.1       Subsidiaries of PeopleSoft, Inc.
    23.1       Consent of Ernst & Young LLP, Independent Auditors.
    23.2       Consent of Arthur Andersen LLP, Independent Public
               Accountants.
    24         Power of Attorney (see the signature page to this Form
               10-K).
    27.1       Financial Data Schedule

---------------
(1) This agreement is a compensatory plan or arrangement.

(2) Confidential treatment previously granted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEOPLESOFT, INC.

                                          By:      /s/ STEPHEN F. HILL
                                            ------------------------------------
                                                      Stephen F. Hill
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Dated: March 29, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Craig Conway and Stephen F. Hill, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ DAVID A. DUFFIELD                     Chairman of the Board of      March 29, 2000
-----------------------------------------------------             Directors
                  David A. Duffield

                  /s/ ANEEL BHUSRI                      Vice Chairman of the Board of   March 29, 2000
-----------------------------------------------------             Directors
                    Aneel Bhusri

                  /s/ CRAIG CONWAY                       President, Chief Executive     March 29, 2000
-----------------------------------------------------  Officer and Director (Principal
                    Craig Conway                       Executive Officer and Director)

                 /s/ STEPHEN F. HILL                      Vice President and Chief      March 29, 2000
-----------------------------------------------------   Financial Officer (Principal
                   Stephen F. Hill                        Financial and Accounting
                                                                  Officer)

                /s/ A. GEORGE BATTLE                              Director              March 29, 2000
-----------------------------------------------------
                  A. George Battle

                  /s/ STEVE GOLDBY                                Director              March 29, 2000
-----------------------------------------------------
                    Steve Goldby

              /s/ GEORGE J. STILL, JR.                            Director              March 29, 2000
-----------------------------------------------------
                George J. Still, Jr.

                /s/ CYRIL J. YANSOUNI                             Director              March 29, 2000
-----------------------------------------------------
                  Cyril J. Yansouni

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders PeopleSoft, Inc.

     We have audited the accompanying consolidated balance sheets of PeopleSoft, Inc., as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated balance sheet of The Vantive Corporation, a wholly-owned subsidiary acquired in December 1999 in an acquisition accounted for as a pooling, as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998, which balance sheet reflects total assets of $184,268,000 of the related consolidated financial statement total and which statements of operations reflect total revenues of $117,346,000 and $163,100,000 and net losses of $6,958,000 and $2,286,000 of the related consolidated financial statement total for the periods ended December 31, 1997 and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for The Vantive Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PeopleSoft, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP
Walnut Creek, California
February 4, 2000

                                PEOPLESOFT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Current assets:
Cash and cash equivalents...................................  $  531,722     $  414,019
Short-term investments......................................     249,416        290,122
Accounts receivable, less allowance for doubtful accounts of
  $42,370 in 1998 and $45,794 in 1999.......................     427,268        331,104
Investments in corporate equity securities..................          --        260,664
Deferred income taxes.......................................      60,683             --
Other current assets........................................      49,124         63,467
                                                              ----------     ----------
          Total current assets..............................   1,318,213      1,359,376
Property and equipment, at cost
  Computer equipment and software...........................     208,702        218,221
  Furniture and fixtures....................................      51,650         55,686
  Leasehold improvements....................................      42,109         39,576
  Land......................................................      46,066         46,066
                                                              ----------     ----------
                                                                 348,527        359,549
     Less accumulated depreciation and amortization.........    (139,228)      (187,056)
                                                              ----------     ----------
                                                                 209,299        172,493
Investments.................................................      31,616         67,852
Deferred income taxes.......................................       7,814         18,774
Capitalized software, less accumulated amortization.........      37,393         27,286
Other assets................................................      19,190         42,097
                                                              ----------     ----------
          Total assets......................................  $1,623,525     $1,687,878
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $   37,505     $   27,555
Accrued liabilities.........................................      95,016        121,434
Accrued compensation and related expenses...................     116,825        130,245
Income taxes payable........................................      22,587         19,055
Deferred income taxes.......................................          --         23,945
Deferred revenues...........................................     442,131        429,929
                                                              ----------     ----------
          Total current liabilities.........................     714,064        752,163
Long-term debt..............................................      69,000         69,000
Other long-term liabilities.................................      18,732         14,050
Long-term deferred revenues.................................      89,393         88,046
Commitments and contingencies (see notes)
Stockholders' equity:
  Preferred stock, $.01 par value, authorized: 2,000 shares;
     issued: none...........................................          --             --
  Common stock, $.01 par value, authorized: 700,000 shares;
     issued and outstanding: 255,673 shares in 1998 and
     270,944 shares in 1999.................................       2,557          2,709
Additional paid-in capital..................................     396,037        538,643
Dividend declared of Momentum Business Applications
  shares....................................................      78,622             --
Accumulated other comprehensive (loss) income...............      (2,614)       143,298
Retained earnings...........................................     257,734         79,969
                                                              ----------     ----------
          Total stockholders' equity........................     732,336        764,619
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,623,525     $1,687,878
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                                PEOPLESOFT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1997           1998            1999
                                                          ----------    ------------    ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  License fees..........................................   $509,666      $  664,277      $  339,676
  Services..............................................    422,488         810,491       1,061,838
  Development and other services........................         --              --          27,632
                                                           --------      ----------      ----------
          Total revenues................................    932,154       1,474,768       1,429,146
COSTS AND EXPENSES:
  Cost of license fees..................................     22,371          44,418          42,578
  Cost of services......................................    251,926         465,670         564,404
  Cost of development services..........................         --              --          25,107
  Sales and marketing...................................    270,470         407,023         391,572
  Product development...................................    147,061         237,970         297,212
  General and administrative............................     52,984          73,828          97,387
  In-process research and development, acquisition and
     other charges......................................     21,121          24,795          73,050
  Contribution to Momentum Business Applications........         --              --         176,409
                                                           --------      ----------      ----------
          Total costs and expenses......................    765,933       1,253,704       1,667,719
                                                           --------      ----------      ----------
Operating income (loss).................................    166,221         221,064        (238,573)
Other income, net.......................................     11,167          20,778          72,175
                                                           --------      ----------      ----------
Income (loss) before income taxes.......................    177,388         241,842        (166,398)
Provision for income taxes..............................     76,083         101,904          11,367
                                                           --------      ----------      ----------
Net income (loss).......................................   $101,305      $  139,938      $ (177,765)
                                                           ========      ==========      ==========
Basic income (loss) per share...........................   $   0.42      $     0.56      $    (0.67)
                                                           ========      ==========      ==========
Shares used in basic per share computation..............    239,572         249,807         263,914
                                                           ========      ==========      ==========
Diluted income (loss) per share.........................   $   0.37      $     0.50      $    (0.67)
                                                           ========      ==========      ==========
Shares used in diluted per share computation............    270,204         281,059         263,914
                                                           ========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                                PEOPLESOFT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1998         1999
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss).......................................  $ 101,305    $ 139,938    $(177,765)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.........................     41,392       64,087       97,274
  Provision for doubtful accounts.......................     13,110       17,795        7,559
  Provision for deferred income taxes...................    (10,932)     (21,096)     (35,202)
  Gain on sales of investments and loss on disposition
     of property and equipment, net.....................         --           --      (48,243)
  In-process research and development, acquisition and
     other charges, net of payments.....................     21,121       23,396       60,691
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable................................   (235,023)    (352,362)      65,117
     Cash received from sales of accounts receivable....     66,856      239,792       23,776
     Accounts payable and accrued liabilities...........     32,680       27,777      (17,394)
     Accrued compensation and related expenses..........     29,805       40,911       12,491
     Income taxes payable...............................     19,388          181       (3,532)
     Deferred revenues..................................    147,220      194,078      (13,549)
     Other current and noncurrent assets................    (14,566)     (30,843)     (13,323)
     Other noncurrent liabilities.......................       (725)      (2,198)      (4,596)
                                                          ---------    ---------    ---------
          Net cash provided by (used in) operating
            activities..................................    211,631      341,456      (46,696)
INVESTING ACTIVITIES:
Purchase of investments.................................   (239,519)    (229,832)    (419,936)
Sales of investments....................................     71,644      176,064      385,639
Purchase of property and equipment......................    (63,518)    (113,626)     (57,209)
Disposition of property and equipment...................         --           --          411
Additions to capitalized software.......................     (2,495)      (5,555)      (1,511)
Acquisitions............................................     (1,472)     (43,106)       1,780
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (235,360)    (216,055)     (90,826)
FINANCING ACTIVITIES:
Net proceeds from sale of common stock and exercise of
  options...............................................     35,288       70,229       71,610
Tax benefits from exercise of stock options.............     25,778       44,280       28,972
Proceeds from issuance of long-term debt................     69,000           --           --
Distribution of Momentum Business Applications shares...         --           --      (78,622)
Payments on capital leases..............................       (461)        (330)        (173)
                                                          ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities..................................    129,605      114,179       21,787
Effect of foreign exchange rate changes on cash.........     (1,276)      (1,225)      (1,968)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....    104,600      238,355     (117,703)
Cash and cash equivalents at beginning of period........    188,767      293,367      531,722
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of period..............  $ 293,367    $ 531,722    $ 414,019
                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest................................  $   1,849    $   4,632    $   4,107
                                                          =========    =========    =========
  Cash paid for income taxes, net of refunds............  $  36,544    $  86,779    $  30,565
                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                PEOPLESOFT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                          COMMON STOCK     ADDITIONAL                          COMPREHENSIVE       TOTAL
                                        ----------------    PAID-IN     DIVIDEND   RETAINED       (LOSS)       SHAREHOLDERS'
                                        SHARES    AMOUNT    CAPITAL     DECLARED   EARNINGS       INCOME          EQUITY
                                        -------   ------   ----------   --------   ---------   -------------   -------------
                                                                           (IN THOUSANDS)
Balances at December 31, 1996.........  235,195   $2,352    $194,849    $     --   $  95,592     $   (114)       $ 292,679
                                        -------   ------    --------    --------   ---------     --------        ---------
  Net income..........................       --       --          --          --     101,305           --          101,305
  Currency translation................       --       --          --          --          --       (1,276)          (1,276)
                                                                                                                 ---------
    Comprehensive income..............                                                                             100,029
  Exercise of common stock options and
    issuances under stock purchase
    plan..............................    7,301       73      35,215          --          --           --           35,288
  Acquisitions........................    1,142       12      19,729          --        (479)          --           19,262
  Exercise of warrants................      943        9          (9)         --          --           --               --
  Tax benefits from employee stock
    transactions......................       --       --      25,778          --          --           --           25,778
                                        -------   ------    --------    --------   ---------     --------        ---------
Balances at December 31, 1997.........  244,581    2,446     275,562          --     196,418       (1,390)         473,036
                                        -------   ------    --------    --------   ---------     --------        ---------
  Net income..........................       --       --          --          --     139,938           --          139,938
  Currency translation................       --       --          --          --          --       (1,224)          (1,224)
                                                                                                                 ---------
    Comprehensive income..............                                                                             138,714
  Exercise of common stock options and
    issuances under stock purchase
    plan..............................   10,832      108      70,121          --          --           --           70,229
  Acquisitions........................      260        3       6,074          --          --           --            6,077
  Tax benefits from employee stock
    transactions......................       --       --      44,280          --          --           --           44,280
  Dividend declared of Momentum
    Business Applications shares......       --       --          --      78,622     (78,622)          --               --
                                        -------   ------    --------    --------   ---------     --------        ---------
Balances at December 31, 1998.........  255,673    2,557     396,037      78,622     257,734       (2,614)         732,336
                                        -------   ------    --------    --------   ---------     --------        ---------
  Net loss............................       --       --          --          --    (177,765)          --         (177,765)
  Unrealized gain on
    available-for-sale investments,
    net of tax........................       --       --          --          --          --      147,875          147,875
  Currency translation................       --       --          --          --          --       (1,963)          (1,963)
                                                                                                                 ---------
    Comprehensive loss................                                                                             (31,853)
  Exercise of common stock options and
    issuances under stock purchase
    plan..............................   12,453      125      71,485          --          --           --           71,610
  Acquisitions........................    2,148       21      38,376          --          --           --           38,397
  Exercise of warrants................      649        6          (6)         --          --           --               --
  Tax benefits from employee stock
    transactions......................       --       --      28,972          --          --           --           28,972
  Dividend declared of Momentum
    Business Applications shares......       --       --          --     (78,622)         --           --          (78,622)
  Compensation expense and other......       21       --       3,779          --          --           --            3,779
                                        -------   ------    --------    --------   ---------     --------        ---------
Balances at December 31, 1999.........  270,944   $2,709    $538,643    $     --   $  79,969     $143,298        $ 764,619
                                        =======   ======    ========    ========   =========     ========        =========

                                PEOPLESOFT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  The Company

     PeopleSoft, Inc. (the "Company") develops, markets and licenses enterprise application software. The Company provides eBusiness applications for customer relationship management, human resource management, financials, and supply chain, along with a range of industry-specific solutions. The Company also provides services such as maintenance, training, installation, consulting and product support services. Customers consist primarily of large and medium sized organizations including corporations, higher education institutions, non-profit entities and federal, state and local government agencies.

  Basis of Presentation

     As more fully described in Note 2, PeopleSoft, Inc. ("PeopleSoft") merged with The Vantive Corporation ("Vantive") on December 31, 1999. These consolidated financial statements reflect the pooling of interest method of accounting and therefore reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined for all periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The results of operations of Momentum Business Applications, Inc. ("Momentum Business Applications") were consolidated with the results of operations of the Company through March 15, 1999 (See Note 10). The Consolidated Balance Sheet as of December 31, 1999 excludes the accounts of Momentum Business Applications.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Despite management's best effort to establish good faith estimates and assumptions; actual results may differ from these estimates.

  Cash and Cash Equivalents

     Cash equivalents are highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase and are stated at amounts which approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and preferred equity securities of corporations, municipalities and the U.S. Government. All other cash is held in bank demand deposits.

  Accounts Receivable

     Accounts receivable are comprised of billed receivables arising from recognized or deferred revenues and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. Unbilled receivables included in accounts receivable as of December 31, 1998 and 1999 were $118.4 million and $85.8 million. The Company's receivables are unsecured. Reserves are maintained for potential losses. For the years ended December 31, 1997, 1998, and 1999 actual loss experience has been within management's

                                PEOPLESOFT, INC.

estimates. Future credit losses may differ from the Company's estimates and could have a material impact on the Company's future results of operations.

  Depreciation and Amortization

     Depreciation and amortization are computed using the straight-line method over estimated useful lives of two to three years for computer equipment, five years for telephones and office equipment, and seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset. Intangible assets are amortized over lives of two to five years.

  Capitalized Software

     The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years. All research and development expenditures are charged to research and development expense in the period incurred.

     In addition, the Company capitalizes costs of materials, consultants, interest, and payroll and payroll-related costs for employees incurred in developing internal-use computer software once technological feasibility is attained. Costs incurred prior to the establishment of technological feasibility are charged to general and administrative expense.

     Capitalized software costs and accumulated amortization at December 31, 1998 and 1999 were as follows (in thousands):

                                                                1998        1999
                                                              --------    --------
Capitalized software
  Internal development costs................................  $ 18,786    $ 20,296
  Obtained through business combinations....................    34,332      32,032
  Purchased from third parties..............................       300         300
                                                              --------    --------
                                                                53,418      52,628
Accumulated amortization....................................   (16,025)    (25,342)
                                                              --------    --------
                                                              $ 37,393    $ 27,286
                                                              ========    ========

     Capitalized software amortization expense for 1997, 1998 and 1999 was $4.0 million, $5.7 million and $9.3 million.

  Deferred Revenue

     Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long-term deferred revenue represents amounts received for maintenance and support services to be provided

                                PEOPLESOFT, INC.

beginning in periods on or after January 1, 2001. The principal components of deferred revenue at December 31, 1998 and 1999 were as follows (in thousands):

                                                                1998        1999
                                                              --------    --------
License fees................................................  $ 69,164    $ 70,838
Maintenance.................................................   323,452     360,284
Training....................................................    76,968      54,744
Other services..............................................    61,940      32,109
                                                              --------    --------
                                                               531,524     517,975
Less: Long term deferred revenue............................    89,393      88,046
                                                              --------    --------
                                                              $442,131    $429,929
                                                              ========    ========

  Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides services including training, consulting and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to software licenses are generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license agreement using contract accounting. The Company allocates a portion of contractual license fees to post-contract support activities covered under the contract including first year maintenance, installation assistance and limited training services. Revenues from maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year.

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", were issued in October 1997, March 1998, and December 1998 and address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. These standards supersede SOP 91-1 and, in part, are effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOPs 97-2 and 98-4, the Company believes it is currently in compliance with the standards. SOP 98-9 was effective beginning January 1, 2000 and imposes significant new requirements such as establishing vendor specific objective evidence. PeopleSoft has changed certain business policies to meet the requirements of SOP 98-9, however, the effect of the SOP on the Company's 2000 financial results is not presently determinable due to numerous factors including the actual implementation of such policies, specifically negotiated exceptions to such policies, changes in market conditions, and changes in interpretations of the SOPs.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. PeopleSoft is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 which may change current interpretations of software revenue recognition requirements. Such SEC interpreta-

                                PEOPLESOFT, INC.

tions could result in many software companies, including PeopleSoft, recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000.

  Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

  Foreign Currency Translation

     The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to assets and liabilities located outside the United States are included as a component of "Accumulated other comprehensive (loss) income." Foreign currency transaction gains and losses are included in "Other income, net." Through 1999, such gains and losses have not been significant.

  Transfer of Financial Assets

     The Company transfers the accounts receivable under certain software license and service agreements with customers to financing institutions, on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). As of December 31, 1999, the Company had servicing obligations related to approximately $2 million of account receivables that had been sold under these arrangements.

  Stock-based Compensation

     In October 1995, the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued and effective for the year ending December 31, 1996. As permitted by SFAS 123, the Company has continued to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has made the pro forma disclosures required by SFAS 123 for each of the three years in the period ending December 31, 1999 in Note 13.

  Newly Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the consolidated financial statements.

 2. MERGER

     On December 31, 1999, PeopleSoft, Inc., ("PeopleSoft") merged with The Vantive Corporation ("Vantive"), a supplier of customer relationship management solutions, in a business combination accounted for under the pooling of interests method of accounting. PeopleSoft acquired all of the outstanding capital

                                PEOPLESOFT, INC.

stock of Vantive, in exchange for approximately 23.3 million shares of PeopleSoft's common stock and the assumption of approximately 4.9 million Vantive outstanding stock options by PeopleSoft, ("the Acquisition"). The Acquisition was effected by means of a merger pursuant to which a wholly owned subsidiary of PeopleSoft merged with and into Vantive, with Vantive as the surviving company. Promptly thereafter, PeopleSoft merged Vantive into itself and the separate corporate existence of Vantive ceased. The accompanying consolidated financial statements for 1999 are based on the assumption that the companies were combined for the full year, and financial statements of all prior years have been restated to give effect to the combination.

     Combined and separate results of the companies for the three-year period ended December 31, 1999, the date of Acquisition, were as follows (in thousands, except per share amounts):

                                      PEOPLESOFT    VANTIVE     ADJUSTMENTS     COMBINED
                                      ----------    --------    -----------    ----------
1997
  Total revenues....................  $  815,651    $117,346      $  (843)     $  932,154
  Net income (loss).................     108,263      (6,958)          --         101,305
  Diluted net income (loss) per
     share..........................        0.44       (0.28)        0.21            0.37
1998
  Total revenues....................  $1,313,673    $163,100      $(2,005)     $1,474,768
  Net income (loss).................     143,218      (2,286)        (994)        139,938
  Diluted net income (loss) per
     share..........................        0.55       (0.08)        0.03            0.50
1999
  Total revenues....................  $1,237,871    $191,518      $  (243)     $1,429,146
  Net (loss) income.................    (167,941)     (9,988)         164        (177,765)
  Net loss per share................       (0.69)      (0.37)        0.39           (0.67)

     The consolidated statements of income include adjustments to eliminate transactions between PeopleSoft and Vantive. There were no material differences between the accounting policies of PeopleSoft and Vantive and the fiscal years of both companies ended on December 31; accordingly, no other adjustments were required for these items.

     Fees and expenses incurred in connection with the Acquisition and the integration of the combined companies have been charged in the accompanying consolidated statements of income for the year ended December 31, 1999 as required under the pooling of interests method of accounting. These fees and expenses include transaction costs of approximately $15.8 million relating to financial advisory, legal, and accounting fees, employee costs payable at the effective time of the merger and other direct expenses. In addition, charges of approximately $34.1 million were recorded to reflect certain exit costs which include, employee severance, costs associated with the elimination of excess facilities, costs to terminate contracts with third parties who provide redundant or conflicting services and write-off of duplicative equipment and other property and equipment (See Note 6).

 3. INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company classifies debt and preferred equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities are classified as available for sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in "Accumulated

                                PEOPLESOFT, INC.

other comprehensive (loss) income," net of tax. At December 31, 1998 and 1999 the components of the Company's debt and preferred equity securities were as follows (in thousands):

                                                              AGGREGATE     UNREALIZED    UNREALIZED
               AVAILABLE-FOR-SALE                   COST      FAIR VALUE      GAINS         LOSSES
               ------------------                 --------    ----------    ----------    ----------
1998
State and local municipalities debt.............  $238,925     $238,925        $ --         $  --
Corporate debt..................................    19,158       19,158          --            --
Auction rate preferred stock....................    63,828       63,828          --            --
                                                  --------     --------        ----         -----
                                                  $321,911     $321,911        $ --         $  --
                                                  ========     ========        ====         =====
1999
State and local municipalities debt.............  $302,240     $301,953        $ --         $(287)
Corporate debt..................................    74,786       74,502          --          (284)
Auction rate preferred stock....................    45,725       45,725          --            --
                                                  --------     --------        ----         -----
                                                  $422,751     $422,180        $ --         $(571)
                                                  ========     ========        ====         =====

                                                  AMORTIZED    AGGREGATE     UNREALIZED    UNREALIZED
                HELD-TO-MATURITY                    COST       FAIR VALUE      GAINS         LOSSES
                ----------------                  ---------    ----------    ----------    ----------
1998
U.S. Government debt............................   $11,711      $11,903         $192        $    --
Corporate debt..................................    31,463       29,677           --         (1,786)
                                                   -------      -------         ----        -------
                                                   $43,174      $41,580         $192        $(1,786)
                                                   =======      =======         ====        =======
1999
U.S. Government debt............................   $23,444      $23,783         $339        $    --
Corporate debt..................................    23,166       23,638          472             --
                                                   -------      -------         ----        -------
                                                   $46,610      $47,421         $811        $    --
                                                   =======      =======         ====        =======

                                                   1998        1999
                                                 --------    --------
Recorded as:
Cash equivalents...............................  $ 84,053    $110,816
Investments due in one year or less............   249,416     290,122
Investments due in one year to 18 months.......    31,616      67,852
                                                 --------    --------
                                                 $365,085    $468,790
                                                 ========    ========

     Unrealized gains and losses at December 31, 1998 and realized gains and losses for the year ended December 31, 1998 were not material. The cost of securities sold is based on the specific identification method.

     The Company has classified its investments in several new publicly traded Internet start-up companies as investments available for sale (included in "Investments in Corporate equity securities" in the accompanying consolidated balance sheets). These investments, comprised of marketable securities, are carried at fair value as determined by quoted market prices. Realized gains on the sale of these investments for the year ended December 31, 1999 were $51.3 million. The aggregate fair value of investments in corporate equity securities held at December 31, 1999, was $260.7 million. Gross unrealized gains were $241.0 million as of December 31, 1999, and are included, net of deferred income taxes of $92.8 million, as a component of "Accumulated other comprehensive
(loss) income". A substantial portion of the unrealized holding gains relates to an investment in a company that completed its public offering in the third quarter of 1999. These

                                PEOPLESOFT, INC.

corporate equity securities are subject to lock up provisions, which expire at various dates through August 2000.

 4. FINANCIAL INSTRUMENTS

     The Company is not a party to any interest rate risk management transactions and does not hold any derivative financial instruments for trading purposes. The Company has written policies that place all foreign currency forward transactions under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.

  Forward Foreign Exchange Contracts

     In January 1998, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging these intercompany balances. The Company uses one multinational bank for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.9 million for each of the years ended December 31, 1998 and 1999. At December 31, 1998, the Company had outstanding forward exchange contracts to exchange Singapore dollars ($5.5 million), Swiss franks ($1.5 million), and New Zealand dollars ($4.0 million) for U.S. Dollars. At December 31, 1999, the Company had outstanding forward foreign exchange contracts to exchange Euros ($30.7 million), Singapore dollars ($6.0 million), South African rands ($1.4 million), Swiss franks ($2.7 million) and New Zealand dollars ($1.7 million) for U.S. dollars, and to exchange U.S. dollars for British pounds ($2.6 million) and Australian dollars ($2.5 million). At December 31, 1999, each of these contracts had a maturity date in February 2000 and a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 1999. The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

     In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have occurred through December 31, 1999.

 Concentrations of Credit Risk

     The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States.

                                PEOPLESOFT, INC.

 5. IN-PROCESS RESEARCH AND DEVELOPMENT, ACQUISITION AND OTHER CHARGES

     The following table sets forth the components of "In-process research and development, acquisition and other charges" for the years ended December 31, (in thousands):

                                                               1997       1998       1999
                                                              -------    -------    -------
Acquired in-process research and development and other
  acquisition charges.......................................  $21,121    $24,795    $    --
Restructuring and exit charges..............................       --         --     42,793
Vantive merger transaction costs............................       --         --     15,835
Product exit charge.........................................       --         --     10,442
Leasehold improvements write off............................       --         --      3,980
                                                              -------    -------    -------
  In-process research and development, acquisition and other
     charges................................................  $21,121    $24,795    $73,050
                                                              =======    =======    =======

 6. RESTRUCTURING AND EXIT CHARGES

     In the first quarter of 1999, the Company adopted a restructuring plan and incurred a pretax restructuring charge of $4.4 million. PeopleSoft eliminated approximately 430 redundant and unnecessary positions, primarily in the U.S., in the administration, sales support, and marketing support areas. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flow.

     During the second and third quarters of 1999, Vantive, which subsequently merged with the Company, adopted a restructuring plan and incurred pretax charges of $4.3 million to implement a restructuring program aimed at reducing its cost structure. The restructuring charges consisted primarily of write-offs of operating assets associated with the termination of certain projects and relationships that were inconsistent with changes in the operational direction of Vantive. Additional charges were associated with employee severance. As a result of these restructuring actions, 5 U.S. employees separated from Vantive, including the former chief executive officer and chief operating officer. Approximately $0.7 million of the restructuring charges were cash charges, substantially paid in 1999 and funded through operating cash flow. The remaining $3.7 million represented fixed asset write-downs in the amount of $3.0 million, non-cash compensation expense in the amount of $0.5 million and write-off of the remaining unamortized goodwill attributable to the Wayfarer acquisition in the amount of $0.2 million.

     In the fourth quarter of 1999, the Company incurred a pretax exit charge of $34.1 million to consolidate the worldwide operations of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas will be eliminated. A total of 39 employees left the Company during the first quarter of 2000. The additional five employees will leave the Company during the second quarter of 2000. Approximately $21.8 million of the exit charge is a cash charge and is expected to be funded through operating cash flow. The remaining $12.3 million represents asset write-downs.

                                PEOPLESOFT, INC.

     The following table sets forth components of the Company's restructurings and exit charges for 1999 and the company's restructuring reserves as of December 31, 1999, which are included in "Accrued liabilities," (in thousands):

                                        EMPLOYEE       ASSET
                                         COSTS      WRITE-DOWNS    LEASES     OTHER      TOTAL
                                        --------    -----------    ------    -------    --------
Employee severance and related
  costs...............................  $ 9,578      $     --      $   --    $    --    $  9,578
Property and equipment write-downs....       --        15,380          --         --      15,380
Contractual obligations...............       --            --       3,765     11,750      15,515
Other.................................       --           215       2,105         --       2,320
                                        -------      --------      ------    -------    --------
  Total restructuring and exit
     charges..........................    9,578        15,595       5,870     11,750      42,793
Cash payments.........................   (4,961)           --          --         --      (4,961)
Non-cash items........................     (449)      (14,059)         --       (215)    (14,723)
                                        -------      --------      ------    -------    --------
  Restructuring reserves..............  $ 4,168      $  1,536      $5,870    $11,535    $ 23,109
                                        =======      ========      ======    =======    ========

 7. ACCRUED EMPLOYEE HEALTHCARE INSURANCE CLAIMS

     The Company is self-insured, with certain stop loss insurance coverage, for employee health care claims. Expense is recorded based on estimates of the ultimate liability, including claims incurred but not reported. The liabilities for accrued employee healthcare insurance claims were $3.9 million and $5.7 million as of December 31, 1998 and 1999.

 8. CONVERTIBLE SUBORDINATED NOTES

     In August 1997, the Company issued an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a price of $50.824242 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $47.6 million and $59.3 million as of December 31, 1998 and 1999.

 9. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases, which generally require the Company to pay operating costs, including property taxes, insurance and maintenance. The Company also leases certain computer equipment under operating leases. Computer leases require the return of the equipment or payment of residual values at the end of the lease term. Such residual values, which approximate fair values, are not material to the consolidated financial statements.

     In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments due beginning upon the completion of the construction, which occurred during the fourth quarter of 1998. The rental payments related to this lease have been included in the future minimum operating lease payments schedule below. The cost for the construction of the facility totals $70.0 million including interest during the construction period. The rental payments equal the amount of interest under the agreement. The interest rate charged on amounts funded prior to the commencement of the lease payments was LIBOR plus 0.625% as measured on the date of each funding rollover. The Company began accruing interest concurrent with the lessor's first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $1.1 million and $4.5 million as of December 31, 1997 and the end of the construction phase, has been added to the construction cost. The Company has an option to renew the lease for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the

                                PEOPLESOFT, INC.

end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

     In 1998, the Company negotiated an amendment to this lease that extends the term of the lease until February 2003, with an option to renew for an additional three years. Additionally, the Company negotiated a fixed rate funding option under which the Company may elect that any or all of the amounts funded to date be charged a fixed interest rate. The Company has the option of setting the fixed rate expiration date for any date through the end of the lease term.

     During the third quarter of 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 10 years. The Company has options to terminate up to 50% of the space at anytime following the initial 4 years of the lease term and the remaining 50% at any time following the 5th year of the term; or alternatively, the Company may extend the term of the lease in five-year increments up to 20 years. Fees due upon termination, if applicable, are not significant to the overall lease payments but are being accrued over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a financial statement gain of approximately $24.4 million, which is being amortized over the lease period. The Company holds a right of first refusal to additional space within the site as other tenants' leases expire.

     Additionally, the Company purchased two parcels of land for $50.0 million during the third quarter of 1998. The Company has entered into an operating lease agreement for facilities that will be constructed on one of the parcels. The monthly lease amount will be determined at the end of construction when the final construction cost is known. The estimated construction cost for the facilities of $110.0 million includes interest costs during construction that are added to the lease balance rather than paid by the Company. The expected interest rate during construction is LIBOR plus 0.75% as measured on the date of each funding or rollover; this rate may change depending on certain financial ratios. As of December 31, 1999, a total of $91.3 million has been drawn under the lease financing. The lease term is for 5 years with the option to purchase the building for $110.0 million at the end of the lease term. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

     Future minimum operating lease payments under all noncancellable leases for the years ending December 31 are due as follows (in thousands):

                       YEAR                          AMOUNT
                       ----                         --------
2000..............................................  $ 55,445
2001..............................................    47,889
2002..............................................    43,176
2003..............................................    33,651
2004..............................................    24,784
Thereafter........................................    44,697
                                                    --------
                                                    $249,642
                                                    ========

     Rent expense totaled approximately $22.9 million, $42.2 million and $62.3 million in 1997, 1998 and 1999.

                                PEOPLESOFT, INC.

     Beginning on January 29, 1999, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia v. Duffield, et al., C 99-0472. Following appointment of lead plaintiffs under the provisions of the Private Securities Litigation Reform Act, a consolidated amended complaint was filed on December 6 1999. The Consolidated Complaint names the Company and David Duffield, Albert Duffield, Ronald Codd, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini and George Still as defendants.

     The Consolidated Complaint purports to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22 1997 to January 28, 1999, the date when the Company first announced results for the 1998 fiscal year, and disclosed that certain of the Company's accounting practices were being reviewed by the Securities and Exchange Commission. The Consolidated Complaint alleges that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandons all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of accounting fraud related to the Company's write-downs for "in process research and development" in connection with various acquisitions, and claims of accounting fraud related to the Company's spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

     The Company believes that the claims asserted in the Consolidated Complaint are without merit, and the Company intends to vigorously defend the action. On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint without leave to amend. The motions will be heard on May 4, 2000. There can be no assurance that if the motion is unsuccessful, and if there is an unfavorable resolution of the litigation, there would not be a potential material adverse impact on the Company's future financial position or results of operations or cash flows. However, the Company has in place significant amounts of insurance that would be available in the event of an adverse result.

     Beginning on July 6, 1999, a series of similar securities class action lawsuits were filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The original complaints alleged that from April 23, 1997 to July 6, 1998, Vantive misled the investing public as to Vantive's future prospects and failed to disclose facts which it knew would result in decreased demand for its products or decreased operating margins. The original complaints further alleged that various officers and directors intended to profit thereby by artificially inflating the price of Vantive's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appear to have been triggered by Vantive's announcement of preliminary results for the second quarter of 1998, released on July 6, 1998. On November 15, 1999, plaintiffs filed a First Consolidated Amended Complaint. The First Consolidated Amended Complaint added to the previous complaints, among other things, allegations of accounting improprieties. The Company filed a motion to strike and a motion to dismiss the First Consolidated Amended Complaint. The court heard argument on the motions on February 24, 2000. On March 21, 2000, the Company received an order from the court granting the Company's motion to dismiss with prejudice. The order indicated that the court would enter a judgment in the Company's favor. Plaintiffs will have a right to appeal.

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

                                PEOPLESOFT, INC.

10. CONTRIBUTION TO MOMENTUM BUSINESS APPLICATIONS

     During 1998, PeopleSoft formed Momentum Business Applications, Inc. ("Momentum Business Applications"), a research and development company designed to develop eBusiness, analytical applications and industry-specific software products. All of the outstanding shares of Momentum Business Applications Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum Business Applications. The declared dividend of $78.6 million in the accompanying consolidated financial statements represents the fair value of the Momentum Business Applications Class A Common Stock distributed based on the average market value on the day trading commenced. PeopleSoft consolidated the results of operations of Momentum Business Applications with the results of operations of the Company for the fourth quarter of 1998. However, during the first quarter of 1999, Momentum Business Applications no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less the $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

     In connection with the Company's contribution to Momentum Business Applications and the distribution of Momentum Business Applications shares, Momentum Business Applications and the Company entered into a number of agreements, including a Development and License Agreement (the "Development Agreement"), a Marketing and Distribution Agreement and a Services Agreement, which are discussed below.

     PeopleSoft and Momentum Business Applications have entered into a Development Agreement pursuant to which the Company will conduct product development and related activities on behalf of Momentum Business Applications under work plans and cost estimates that have been proposed by the Company and approved by Momentum Business Applications. Momentum Business Applications is required to utilize the cash initially contributed by the Company plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. The Company has granted to Momentum Business Applications a perpetual, worldwide, non-exclusive license to use certain of the Company's proprietary technology solely for internal use in conjunction with the Development Agreement. Per the terms of the development agreement with Momentum Business Applications, the Company performed certain development services on behalf of Momentum Business Applications during 1999; the Company recognized revenue from development services in the amount of $27.6 million and recorded cost of development services in the amount of $25.1 million. Momentum Business Applications pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. In addition to development services, during 1999, Momentum Business Applications paid third party royalty costs in the amount of $4.0 million for technology, which will be incorporated into products developed by Momentum Business Applications.

     Under the terms of the Marketing and Distribution Agreement entered into by the Company and Momentum Business Applications, Momentum Business Applications has granted the Company an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum Business Applications product is exercisable on a world-wide, exclusive basis at any time from the date Momentum Business Applications agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of the Company's option to purchase all of the outstanding Momentum Business Applications shares as described below. If and to the extent the license option is exercised as to any Momentum Business Applications product, the Company will acquire a perpetual, exclusive license (with the right to sublicense) to

                                PEOPLESOFT, INC.

develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, the Company will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, the Company will make payments to Momentum Business Applications with respect to the licensed product equal to 1% of net sales of the licensed product by the Company and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of Development Costs of the licensed product that have been paid by Momentum Business Applications, up to a maximum 6 percent royalty. The Company has the right to buyout Momentum Business Applications's right to receive payments for licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement. Through December 31, 1999, the Company has not incurred any expenses in connection with the Marketing and Distribution Agreement.

     Under the terms of the Services Agreement, during 1999, Momentum Business Applications paid the Company $0.1 million per quarter to provide office facilities, and to perform accounting, finance, human resources, information systems and legal services on behalf of Momentum Business Applications.

     PeopleSoft also has the right to purchase all (but not less than all) of the Momentum Business Applications shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Momentum Business Applications at any time until December 31, 2002, provided that such date will be extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2002, Momentum Business Applications has not paid (or accrued expenses) for all but $15 million of Available Funds as of such date. In any event, the Purchase Option will terminate on the 60th day after Momentum Business Applications provides the Company with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining.

     Except in instances in which Momentum Business Applications's liabilities exceed its assets, if the purchase option is exercised, the exercise price will be the greatest of:

     (1) 15 times the sum of (i) the actual worldwide payments made by or due from the Company to Momentum Business Applications with respect to all Licensed Products and Developed Technology for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (the "Base Period"); plus (ii) such payments as would have been made during the Base Period by, or due from, the Company to Momentum Business Applications if the Company had not previously exercised its Product Payment Buy-Out Option with respect to any Momentum Business Applications Product (for purposes of the calculations in (i) and (ii), payments will be annualized for any product that has not been a Licensed Product for all of each of the four calendar quarters in the Base Period); minus any amounts previously paid to exercise any Product Payment Buy-Out Option for such Momentum Business Applications Product;

     (2) the fair market value of six hundred thousand (600,000) shares of the Company Common Stock, adjusted in the event of a stock split or dividend, as of the date the Company exercises its Purchase Option;

     (3) three hundred million dollars ($300,000,000) plus any additional funds contributed to Momentum Business Applications by the Company, less the aggregate of all amounts paid or incurred to develop the Momentum Business Applications Products or pursuant to the Services Agreement as of the date the Purchase Option is exercised; or

     (4) seventy-five million dollars ($75,000,000).

     In the event Momentum Business Applications's liabilities (other than liabilities under the Development Agreement, the Marketing Agreement and the Services Agreement) exceed Momentum Business Applications's assets, the Purchase Option Exercise Price described above will be reduced by the amount such

                                PEOPLESOFT, INC.

liabilities at the time of exercise are in excess of Momentum Business Applications's cash and cash equivalents, and short term and long term investments.

11. OTHER INCOME, NET

     The following table sets forth the components of "Other income, net" (in thousands):

                                                         1997       1998       1999
                                                        -------    -------    -------
Interest income.......................................  $11,914    $23,323    $23,526
Interest expense......................................   (1,849)    (4,733)    (4,107)
Gain on sale of corporate equity securities...........       --         --     51,281
Other.................................................    1,102      2,188      1,475
                                                        -------    -------    -------
  Other income, net...................................  $11,167    $20,778    $72,175
                                                        =======    =======    =======

12. PER SHARE DATA

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options, warrants and convertible subordinated notes (using the treasury stock method). Common equivalent shares of 8.2 million were excluded from the computation for the year ended December 31, 1999, as their effect is antidilutive. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

                                                      1997        1998        1999
                                                    --------    --------    ---------
Numerator:
  Net income (loss)...............................  $101,305    $139,938    $(177,765)
                                                    ========    ========    =========
Denominator:
  Denominator for basic income per
     share -- weighted average shares
     outstanding..................................   239,572     249,807      263,914
  Employee stock options..........................    27,580      27,847           --
  Warrants........................................     3,052       3,405           --
                                                    --------    --------    ---------
  Denominator for diluted income (loss) per
     share -- adjusted weighted average shares
     outstanding, assuming exercise of common
     equivalent shares............................   270,204     281,059      263,914
                                                    ========    ========    =========
Basic income (loss) per share.....................  $   0.42    $   0.56    $   (0.67)
                                                    ========    ========    =========
Diluted income (loss) per share...................  $   0.37    $   0.50    $   (0.67)
                                                    ========    ========    =========

13. STOCKHOLDERS' EQUITY

  Preferred Stock

     Under a stockholder rights plan established in 1995, every share of common stock carries the right (a "Right"), under certain circumstances, to purchase equity securities of the Company or an acquiring company. Ten days after a tender offer or acquisition of 20 percent or more of the Company's common stock, each Right may be exercised for $190 ("Exercise Price") to purchase one one-thousandth of one share of the Company's Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition, each Right entitles the holder to purchase common stock of the Company with a

                                PEOPLESOFT, INC.

fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise Price. Each Right expires in February 2005, and, during specified periods, the Company may redeem or exchange each Right for $.01 or one share of common stock.

  Common Stock

     The Company has never paid cash dividends on its capital stock. At December 31, 1999, 66,600,877 authorized but unissued shares of common stock were reserved for issuance under the Company's stock plans and for outstanding warrants.

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

  Stock Plans

  1992 Employee Stock Purchase Plan

     Under the 1992 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to the lesser of ten percent of an employee's compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 10,220,900 shares of common stock have been reserved for issuance under this plan of which 7,044,609 shares have been issued through December 31, 1999. Under this plan, 741,628 shares, 835,166 shares and 1,755,442 shares were issued in 1997, 1998 and 1999, respectively. In January 2000, 832,967 shares were issued in connection with the offering period ended December 31, 1999. Subsequent six-month offering periods will commence on each January 1 and July 1.

  1989 Stock Plan

     Pursuant to the 1989 Stock Plan, incentive and non-qualified stock options to purchase shares of the Company's common stock may be granted, and 116,336,337 shares have been reserved for issuance under this Plan. The exercise price of each incentive and non-qualified stock option shall not be less than 100 percent and 85 percent, respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 25 percent per year from the date of grant.

     In connection with the merger of PeopleSoft and Vantive on December 31, 1999, PeopleSoft assumed all of the outstanding stock options of the Vantive 1991 Amended and Restated Stock Option Plan, the 1995 Outside Directors Stock Option Plan and the 1997 Non-Statutory Stock Option Plan. As of the date of the merger, 4,815,069 shares of PeopleSoft common stock were reserved for issuance upon the exercise of options assumed in connection with the business combination.

     Upon consummation of the merger with Vantive on December 31, 1999, approximately 392,206 options issued under the Vantive Stock Option Plan became immediately exercisable due to a change in ownership provision.

                                PEOPLESOFT, INC.

  1999 TriMark Technologies, Inc. Plan

     In connection with the acquisition of TriMark in 1999, PropleSoft assumed all of the outstanding stock options of TriMark (adjusted for the exchange ratio). As of the date of the acquisition, 593,689 shares of PeopleSoft common stock were reserved for issuance upon the exercise of options assumed in connection with the business combination.

  1999 Distinction Software, Inc. Plan

     In connection with the acquisition of Distinction Software in 1999, PeopleSoft assumed all of the outstanding stock options of Distinction (adjusted for the exchange ratio). As of the date of the acquisition, 5,864 shares of PeopleSoft common stock were reserved for issuance upon the exercise of options assumed in connection with the business combination.

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

  Combined Option Activity

     Option activity under the 1989 Stock Plan, including the 1993 Red Pepper Software Company Plan, the 1992 Intrepid Systems, Inc. Plan, and the 1991, 1995 and 1997 Vantive Stock Option Plan stock options assumed by PeopleSoft as a result of those mergers and the options canceled and granted as a result of the December 14, 1998 option repricing, is as follows:

                                                           WEIGHTED AVERAGE
                                                            EXERCISE PRICE      SHARES
                                                           ----------------   -----------
Balances at December 31, 1996............................       $ 5.97         41,688,306
  Granted................................................        22.13         12,195,585
  Exercised..............................................         3.28         (6,541,196)
  Canceled...............................................        12.37         (1,022,971)
                                                                ------        -----------
Balances at December 31, 1997............................        10.19         46,319,724
  Granted................................................        25.29         31,707,904
  Exercised..............................................         4.58         (9,889,797)
  Canceled...............................................        34.51        (19,454,184)
                                                                ------        -----------
Balances at December 31, 1998............................        11.79         48,683,647
  Granted................................................        12.99         29,691,322
  Exercised..............................................         4.05        (10,420,282)
  Canceled...............................................        13.93        (13,191,859)
                                                                ------        -----------
Balances at December 31, 1999............................       $13.41         54,762,828
                                                                ======        ===========

                                PEOPLESOFT, INC.

     The exercise prices for the above grants range from $0.001 to $46.50. At December 31, 1999, options to purchase 16,785,873 shares were exercisable and options for 6,291,758 shares were available for grant.

  1992 Directors' Stock Option Plan

     Under the 1992 Directors' Stock Option Plan, directors who are not officers or employees may receive nonstatutory options to purchase shares of common stock. A total of 2,400,000 shares of common stock have been reserved for issuance under this plan and, as of December 31, 1999, options to purchase 639,000 shares with exercise prices of $1.77 to $39.00 per share have been granted. Under this plan, 34,000, 16,000, and 45,000 options were granted in 1997, 1998 and 1999, respectively. During 1999, options to purchase 64,000 were cancelled. At December 31, 1999, options to purchase 283,000 shares were exercisable, 505,000 were outstanding and options for 1,825,000 shares were available for grant. The exercise price of each nonstatutory stock option shall not be less than 100 percent of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 100 percent on the fifth anniversary from the date of grant.

  Stock-based Compensation

     As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards to employees. Under APB Option No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted are equal to the fair market value of the underlying security on the grant date.

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

                                            OPTIONS                     ESPP
                                      --------------------      --------------------
                                      1997    1998    1999      1997    1998    1999
                                      ----    ----    ----      ----    ----    ----
Expected life (in years)............  3.11    2.88    3.55      0.33    0.47    0.50
Expected volatility.................  0.43    0.46    0.42      0.42    0.44    0.42
Risk free interest rate.............  6.18%   5.47%   5.43%     5.44%   5.20%   4.68%

                                PEOPLESOFT, INC.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company's pro forma information follows (in thousands expect for income per share information):

                                                          1997       1998       1999
                                                        --------   --------   ---------
Net income
  As reported.........................................  $101,305   $139,938   $(177,765)
  Pro forma...........................................  $ 55,205   $ 55,511   $(263,274)
Basic income per share
  As reported.........................................  $   0.42   $   0.56   $   (0.67)
  Pro forma...........................................  $   0.23   $   0.22   $   (1.00)
Diluted income per share
  As reported.........................................  $   0.37   $   0.50   $   (0.67)
  Pro forma...........................................  $   0.20   $   0.20   $   (1.00)

     Because SFAS 123 is applicable only to stock-based awards granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until approximately 1999.

     The weighted-average fair value of all options granted during 1997, 1998 and 1999 was $5.84, $7.90, and $6.61 per share, respectively. The weighted-average fair value of the ESPP during 1997, 1998 and 1999 was $6.47, $4.13, and $4.45 per share, respectively.

                                OPTIONS OUTSTANDING
                  ------------------------------------------------
                               WEIGHTED AVERAGE                           OPTIONS EXERCISABLE
                                  REMAINING                          -----------------------------
   RANGE OF       NUMBER OF      CONTRACTUAL      WEIGHTED AVERAGE   NUMBER OF    WEIGHTED AVERAGE
EXERCISE PRICES     SHARES       LIFE (YEARS)      EXERCISE PRICE      SHARES      EXERCISE PRICE
---------------   ----------   ----------------   ----------------   ----------   ----------------
$0.001 -- $ 2.00   2,236,549         4.29              $ 0.46         1,572,597        $ 0.80
  2.01 --   5.00   2,427,571         3.95                3.06         2,130,453          2.88
  5.01 --  12.00   8,333,098         6.88                8.38         4,051,034          7.94
 12.01 --  20.00  40,789,867         8.32               15.58         8,731,368         16.42
 20.01 --  24.00   1,276,532         8.77               21.32           248,990         21.14
 24.01 --  46.50     204,211         7.57               33.32            51,431         30.99
                  ----------                                         ----------
                  55,267,828                                         16,785,873
                  ==========                                         ==========

  Warrants

     In November 1995, the Company received $21.8 million through the private placement of warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. In March 1999, the Company issued 572,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 warrants with an exercise price of $13.75 per share and 1,600,000 warrants with an exercise price of $16.875 per share. In November 1999, the Company issued 77,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 warrants with an exercise price of $16.875 per share, at which time 1,600,000 warrants with an exercise price of $19.375 per share were forfeited. During 1999, the Company issued a warrant to purchase 40,000 shares of the Company's common stock. This warrant has an exercise price of $12.6875 per share and will expire on May 11, 2006.

                                PEOPLESOFT, INC.

14. RETIREMENT PLAN

     The Company has two defined contribution savings plans, a qualified plan (401k Plan) under the provisions of Section 401(k) of the Internal Revenue Code that covers all full-time employees and a non-qualified plan which covers employees with earnings over $160,000 per year. Under the terms of the 401k Plan, member employees may contribute varying amounts of their annual compensation (to a maximum of $10,000). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of ten percent of the employee's compensation, subject to certain vesting provisions based on length of employee service. Company contributions to the 401k Plan totaled $2.0 million in 1997, $4.6 million in 1998, and $6.9 million in 1999. Under the terms of the non-qualified plan, member employees may contribute varying amounts of their annual compensation up to 100 percent. The Company matches a portion of non-qualified employee contributions based upon years of service, up to a maximum of $10,000, subject to certain vesting provisions based on length of employee service. Company contributions to the non-qualified plan totaled $249,000 in 1997, $311,000 in 1998, and $216,000 in
1999.

15. INCOME TAXES

     The provision for income taxes for the years ended December 31, consisted of the following components (in thousands):

                                                       1997        1998        1999
                                                     --------    --------    --------
Current:
  Federal..........................................  $ 70,640    $102,217    $ 34,953
  State............................................    12,846      13,058       7,970
  Foreign..........................................     3,529       7,725       3,646
                                                     --------    --------    --------
                                                       87,015     123,000      46,569
Deferred:
  Federal..........................................   (10,243)    (17,976)    (25,662)
  State............................................      (868)     (3,165)     (9,540)
  Foreign..........................................       179          45          --
                                                     --------    --------    --------
                                                      (10,932)    (21,096)    (35,202)
                                                     --------    --------    --------
     Provision for income taxes....................  $ 76,083    $101,904    $ 11,367
                                                     ========    ========    ========

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes for the years ended December 31, as follows (in thousands):

                                                       1997        1998        1999
                                                      -------    --------    --------
Income tax provision (benefit) at federal statutory
  rate..............................................  $62,086    $ 84,993    $(58,295)
State income tax, net of federal tax effect.........    8,924       7,452      (1,199)
Income from tax-advantaged investments..............   (2,995)     (5,480)     (4,409)
Research and development tax credit.................   (3,211)     (4,124)     (7,641)
Non-deductible one-time charges.....................       --          --      69,442
Change in valuation allowance.......................    1,678       9,726       4,615
Acquired in-process technology......................    8,571       8,505          --
Acquired net operating losses.......................       --      (3,039)         --
Other...............................................    1,030       3,871       8,854
                                                      -------    --------    --------
  Provision for income taxes........................  $76,083    $101,904    $ 11,367
                                                      =======    ========    ========

                                PEOPLESOFT, INC.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, consisted of the following (in thousands):

                                                                1998        1999
                                                              --------    ---------
Deferred tax assets:
  Deferred revenue, net.....................................  $ 10,275    $   6,537
  Depreciation..............................................     7,466       11,912
  Research and development costs............................     1,895          418
  Accrued compensation......................................    11,163       11,820
  Allowance for doubtful accounts...........................    27,554       26,715
  Self insured claims accruals..............................     1,566        1,861
  Deferred compensation.....................................     3,212        5,188
  Net operating losses and tax credits......................    28,607       47,147
  Acquisition reserves......................................     2,141        6,781
  Other.....................................................    10,927       16,379
                                                              --------    ---------
          Total deferred tax assets.........................   104,806      134,758
     Valuation allowance....................................   (14,137)     (18,752)
                                                              --------    ---------
          Net deferred tax asset............................    90,669      116,006
Deferred tax liabilities:
  Purchased technology and other intangible assets..........   (12,000)     (11,881)
  Capitalized software development costs....................    (2,965)      (1,816)
  Investments marked to market..............................        --      (92,792)
  Other.....................................................    (7,207)     (14,688)
                                                              --------    ---------
          Total deferred tax liabilities....................   (22,172)    (121,177)
                                                              --------    ---------
          Total net deferred tax asset (liability)..........  $ 68,497    $  (5,171)
                                                              ========    =========

                                                               1998        1999
                                                              -------    --------
Recorded as:
  Current deferred taxes....................................  $60,683    $(23,945)
  Noncurrent deferred taxes.................................    7,814      18,774
                                                              -------    --------
          Total net deferred taxes..........................  $68,497    $ (5,171)
                                                              =======    ========

     Deferred tax assets and liabilities are classified in the consolidated balance sheet consistent with the classification of the related asset or liability.

     The net valuation allowance increased $4.6 million from December 31, 1998 to December 31, 1999 and $9.7 million from December 31, 1997 to December 31, 1998, primarily as a result of establishing allowances on net operating losses incurred in domestic and foreign jurisdictions and other foreign tax benefits. None of the allowance at December 31, 1999 is attributable to stock option deductions; consequently, any reversal of the valuation allowance will be reflected in a lower tax rate.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $34.5 million. These losses expire in various years between 2008 and 2018 and are subject to limitations on their utilization. The Company also has net operating loss carryforwards in certain foreign jurisdictions of approximately $44.9 million, which expire in various years. The Company has credit carryforwards of approximately $17.0. These credits expire in various periods from 2003 and 2018.

                                PEOPLESOFT, INC.

16. SEGMENT AND GEOGRAPHIC AREAS

     The Company adopted Statement of Financial Accounting No. 131, " Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") on January 1, 1998. SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Based on the criteria of SFAS 131, the Company identified its chief executive officer ("CEO") as the chief operating decision maker for the period ended December 31, 1999. The Company's CEO evaluated revenue performance based on two segments: domestic and international. Data for the two segments is presented as part of the geographic disclosures below. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any segment other than the geographic segments, as disclosed below. Thus, the Company is not required to disclose any additional information pursuant to SFAS 131. The accounting policies for each of the reportable segments shown below are the same as those described in the summary of significant accounting policies.

     Revenues from Europe represented 9%, and 13% of total revenues during 1998 and 1999. International revenues from all other geographic regions were less than ten percent of total revenues. The following table presents a summary of operating information and certain year-end balance sheet information by geographic region for the years ended December 31, (in thousands):

                                                    1997          1998          1999
                                                 ----------    ----------    ----------
Revenues from unaffiliated customers
  Domestic operations..........................  $  788,282    $1,227,866    $1,098,529
  International operations.....................     143,872       246,902       330,617
                                                 ----------    ----------    ----------
  Consolidated.................................  $  932,154    $1,474,768    $1,429,146
                                                 ==========    ==========    ==========
Operating income (loss)
  Domestic operations..........................  $  154,885    $  224,522    $ (271,987)
  International operations.....................      11,336        (3,458)       33,414
                                                 ----------    ----------    ----------
  Consolidated.................................  $  166,221    $  221,064    $ (238,573)
                                                 ==========    ==========    ==========
Identifiable assets
  Domestic operations..........................  $  923,356    $1,397,012    $1,474,855
  International operations.....................     137,604       226,513       213,023
                                                 ----------    ----------    ----------
  Consolidated.................................  $1,060,960    $1,623,525    $1,687,878
                                                 ==========    ==========    ==========

17. BUSINESS COMBINATIONS

     During the three years ended December 31, 1999, the Company completed the acquisitions described below, which were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the consolidated statements of income since the acquisition date, and the related assets and liabilities were recorded based upon their fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis.

1999

  Distinction Software, Inc.

     In August 1999, the Company acquired all of the outstanding equity interests of Distinction Software, Inc. ("Distinction"), a supply chain management software company. The Company paid an aggregate purchase price of $15.2 million. Significant components of the purchase price included issuance of shares of

                                PEOPLESOFT, INC.

common stock with a fair value of $11.9 million, issuance of options to purchase common stock with a fair value of $0.1 million, to Distinction employees, and forgiveness of debt in the amount of $3.2 million.

     The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $3.0 million to completed products and technology, $0.1 million to assembled workforce, $1.1 million to customer list and $11.1 million to goodwill. The capitalized intangible assets are being amortized over their estimated useful lives of two to four years.

     In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Distinction's products. The Company determined that technological feasibility had been reached for the products acquired and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 22% for developed technology. This discount rate was determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

  TriMark Technologies, Inc.

     In May 1999, the Company acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. ("TriMark"), a leading developer of software solutions for the insurance industry. The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. The Company paid an aggregate purchase price of $29.9 million. Significant components of the $29.9 million purchase price included issuance of shares of common stock with a fair value of $18.1 million, issuance of options to purchase common stock with a fair value of $8.2 million, to TriMark employees, and forgiveness of debt of $3.6 million.

     The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets:
$10.6 million to completed products and technology, $4.9 million to customer list, $0.4 million to assembled workforce, and $14.1 million to goodwill. The capitalized intangible assets are being amortized over their estimated useful lives of three to five years.

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

                                PEOPLESOFT, INC.

1998

  Intrepid Systems, Inc.

     In October 1998, the Company acquired the assets and assumed certain liabilities of Intrepid Systems, Inc. ("Intrepid"). The acquired products consist of applications that streamline, automate, and augment business processes and decision support for the merchandise management and store operations of medium and large retail companies. The Company paid an aggregate purchase price of $51.5 million. Significant components of the $51.5 million purchase price included cash payments of $35.3 million, assumption of net current liabilities of $8.3 million, which included $2.2 million to close the Intrepid facility, forgiveness of debt of $6.2 million, and transaction expenses of $1.7 million.

     The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $27.8 million to completed products and technology, $2.2 million to assembled workforce, $13.9 million to in-process research and development and $7.1 million to goodwill. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, the Company expensed the amount of the purchase price allocated to in-process research and development of approximately $13.9 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized over their estimated useful lives of five years.

     In performing this allocation, the Company considered, among other factors, its intention for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Intrepid's products and the research and development projects in process at the date of the acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of completion of each project, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates of 20% and 30% for developed and in-process technology. These discount rates were determined after consideration of the Company's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     In connection with the Intrepid acquisition, the Company acquired two in-process products: Decision Master and Evolution. The Decision Master product is now complete and was released in the fourth quarter of 1999 as part of the PeopleSoft's Enterprise Performance Management product offering. Development plans for the Evolution product have been terminated. During the 2000 annual budget process, it was determined that the market for the Evolution product did not grow as estimated at the time of the Intrepid acquisition. With this knowledge and the fact that the Company could not commit to fund all of the product initiatives being proposed for 2000, the Company decided not to pursue Evolution's development past the fourth quarter of 1999. Without future development, Evolution is not a viable, marketable product and thus no future cash flows are expected to be realized from this product. As a result, in the fourth quarter of 1999, the Company recorded a product exit charge in the amount of $10.4 million.

  Wayfarer Communications, Inc.

     In June 1998, The Company acquired Wayfarer Communications, Inc. ("Wayfarer"), a privately held California corporation, by merging a wholly owned subsidiary of Vantive into Wayfarer. At the time of the acquisition, Wayfarer was a development-stage company that specialized in web-based information delivery. The Company issued 135,274 shares of its common stock and exchanged 1,857 shares of the Company's common stock for 89% of Wayfarer shares. In December 1998, the Company issued 10,544 shares for the

                                PEOPLESOFT, INC.

remaining shares of Wayfarer and recorded charges associated with acquiring the remaining minority interest of approximately 11% of Wayfarer.

     In connection with the acquisition, the Company recorded a charge of $9.2 million associated with the acquired in-process research and development and compensatory expenses of approximately $1.7 million. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, the Company expensed the amount of the purchase price allocated to in-process research and development in accordance with generally accepted accounting principles. In addition, the Company recorded goodwill of approximately $0.4 million at the time of the acquisition, to be amortized over five years.

     The income approach was the primary technique utilized in calculating acquired research and development. This approach included, but was not limited to, an analysis of the market for Wayfarer products; the completion costs for the projects; the expected cash flows attributable to the in-process research and development projects; and the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, acquiring and target company records and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administration expenses as a result of the acquisition. Because Wayfarer was a development-stage enterprise, the Company did not anticipate any expense reductions/ synergies as a result of the acquisition. The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of approximately 27% was deemed appropriate for the business enterprise and for the in-process research and development.

     As of September 1999, the Company had not received any revenue related to the in-process technology, management had determined that the Wayfarer technology would not be incorporated into the Company's future product releases, and all development plans for a separate generation product based on the acquired technology had been terminated. As a result, the remaining $0.2 million of unamortized goodwill attributable to the Wayfarer acquisition was expensed as part of the restructuring charge taken in the third quarter of 1999.

1997

  Innovative Computer Concepts, Inc.

     In August 1997, the Company completed the acquisition of Innovative Computer Concepts, Inc. ("ICC"), a development-stage software company founded with the intent of designing and marketing a client/server based spare parts, inventory and procurement management software system. Upon consummation of the acquisition, ICC became a wholly owned subsidiary of the Company. The Company paid $0.1 million in cash and issued 540,846 shares of its common stock in exchange for all outstanding shares of ICC. The Company also assumed all outstanding ICC options, which were converted to options to purchase approximately 26,714 shares of the Company's common stock, resulting in a total purchase price of $21.0 million (including direct costs of the acquisition).

     In connection with the acquisition, the Company received an appraisal of the intangible assets, which indicated that approximately $21.1 million represented acquired in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, the Company expensed the amount of the purchase price allocated to in-process research and development as of the date of the acquisition in accordance with generally

                                PEOPLESOFT, INC.

accepted accounting principles. In addition, the Company recorded goodwill of approximately $0.7 million, which is being amortized over five years.

     The income approach was the primary technique utilized in calculating the acquired in-process research and development. This approach included, but was not limited to, an analysis of the market for ICC products; the completion costs for the projects; the expected cash flows attributable to the in-process research and development projects; and the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, independent analyst reports, acquiring and target company records and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar public companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in sales and marketing or general and administrative expenses as a result of the acquisition. Because ICC was a development stage enterprise, the Company did not anticipate any expense reductions/synergies as a result of the acquisition. The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 40 % was deemed appropriate for the business enterprise and for the in-process research and development.

     The remaining efforts necessary to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, scalability verification and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical and economic performance requirements. The Company has successfully developed the acquired in-process technology and is currently benefiting from the license sales of the Vantive Inventory and Procurement applications.

18. SUPPLEMENTAL CASH FLOW INFORMATION

     The following supplemental schedule sets forth non-cash activities for the years ended December 31, (in thousands):

                                                         1997       1998       1999
                                                        -------    -------    -------
In conjunction with the land swap:
  Land purchased......................................  $    --    $49,018    $    --
  Less: Building and land sold, net of accumulated
     depreciation.....................................       --     24,604         --
                                                                   -------
  Gain................................................              24,414
  Dividend declared of Momentum Business Applications
     shares...........................................       --     78,622         --
Issuance of common stock and stock options in
  connection with the following acquisitions:
     ICC..............................................   19,655         --         --
     Wayfarer.........................................       --      4,331         --
     TriMark..........................................       --         --     26,321
     Distinction......................................       --         --     12,076
Capital lease additions...............................       35        350         --

                  SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

     Summarized quarterly supplemental consolidated financial information for 1998 and 1999 are as follows (in thousands, except per share amounts):

                                                                 QUARTER ENDED
                                             ------------------------------------------------------
                                             MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                             ---------    --------    -------------    ------------
1998(A)(B)
Total revenues.............................  $ 313,934    $357,976      $391,562         $411,296
Operating income...........................     56,687      50,029        65,846           48,502
Net income.................................     37,473      31,056        44,195           27,214
Basic income per share.....................  $    0.15    $   0.12      $   0.17         $   0.11
Shares used in basic per share
  computation..............................    246,344     249,175       252,560          254,847
Diluted income per share...................  $    0.13    $   0.11      $   0.16         $   0.10
Shares used in diluted per share
  computation..............................    278,780     281,603       279,584          274,930
1999(A)(B)
Total revenues.............................  $ 350,109    $360,681      $346,079         $372,277
Operating loss.............................   (175,460)     (5,032)       (1,920)         (56,161)
Net income.................................   (171,216)       (542)         (443)          (5,564)
Basic (loss) income per share..............  $   (0.66)   $   0.00      $   0.00         $  (0.02)
Shares used in basic per share
  computation..............................    258,360     262,481       266,089          269,170
Diluted (loss) income per share............  $   (0.66)   $   0.00      $   0.00         $  (0.02)
Shares used in diluted per share
  computation..............................    258,360     262,481       266,089          269,170

---------------
(a) All prior period amounts have been restated to reflect the merger with The Vantive Corporation in December 1999, which was accounted for under the pooling of interests method of accounting. Certain prior period amounts have been reclassified to conform to the current period presentation.

(b) No cash dividends have been declared or paid in any period presented.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Agreement and Plan of Merger dated as of October 11, 1999
               between PeopleSoft, Inc. and Vantive (incorporated by
               reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s
               Registration Statement on From S-4 (333-91111) filed with
               the Securities and Exchange Commission on November 17,
               1999).
     2.2       Agreement and Plan of Merger dated September 30, 1998
               between PeopleSoft, Inc. and Intrepid Systems, Inc.
               (incorporated by reference to Exhibit 10.37 filed with
               PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998).
     2.3       Agreement and Plan of Reorganization, dated November 19,
               1998, by and among PeopleSoft, Inc., Certain Principal
               Shareholders and Distinction Software, Inc. and amendment
               dated May 17, 1999 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Registration Statement on Form
               S-3 (No. 333-86135) filed with the Securities and Exchange
               Commission on August 27, 1999).
     2.4       Agreement and Plan of Reorganization by and among the The
               Vantive Corporation, Revo Acquisition Corporation and
               Wayfarer Communications, Inc. dated June 18, 1998
               (incorporated by reference to Exhibit 2.1 filed with The
               Vantive Corporation's Form 8-K filed with the Securities and
               Exchange Commission on July 15, 1998).
     2.5       Agreement and Plan of Reorganization, dated June 12, 1998, by and among PeopleSoft, Inc., TriMark Technologies, Gerald
               Peters, and State Street Bank and Trust Company of
               California N.A. and amendments dated October 1, 1998,
               January 8, 1999, April 22, 1999, and April 30, 1999
               (incorporated by reference to Exhibit 2.1 filed with
               PeopleSoft, Inc.'s Registration Statement on Form S-3 (No.
               333-78049) filed with the Securities and Exchange Commission on May 7, 1999).
     2.6       Agreement and Plan of Merger dated August 13, 1997 by and
               among The Vantive Corporation, Igloo Acquisition Corporation and Innovative Computer Concepts, Inc. as amended
               (incorporated by reference to Exhibit 10.17 filed with The
               Vantive Corporation's Form 8-K filed with the Securities and
               Exchange Commission on September 26, 1997).
     2.7       Stock Option Agreement between PeopleSoft, Inc. and The
               Vantive Corporation dated as of October 11, 1999.
               (incorporated by reference to Exhibit 2.5 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-4
               (333-91111) filed with the Securities and Exchange
               Commission on November 17, 1999).
     3.1       Restated Certificate of Incorporation of PeopleSoft, Inc.
               filed with the Secretary of State of the State of Delaware on May 24, 1995 (incorporated by reference to Exhibit 4.1
               filed with PeopleSoft, Inc.'s Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22,
               1996).
     3.2       Certificate of Amendment to Certificate of Incorporation of
               PeopleSoft, Inc., as filed with the Secretary of State of
               the State of Delaware on June 17, 1996 (incorporated by
               reference to Exhibit 4.2 filed with PeopleSoft, Inc.'s Form
               S-8 (No. 333-08575) filed with the Securities and Exchange
               Commission on July 22, 1996).
     3.3       Certificate of Amendment to Certificate of Incorporation of
               PeopleSoft, Inc., as filed with the Secretary of State of
               the State of Delaware on July 3, 1997 (incorporated by
               reference to Exhibit 3.3 filed with PeopleSoft, Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1997).
     3.4       Certificate of Amendment to Certificate of Incorporation of
               PeopleSoft, Inc., as filed with the Secretary of State of
               the State of Delaware on June 29, 1998. (incorporated by
               reference to Exhibit 3.4 filed with PeopleSoft, Inc.'s
               Registration Statement on From S-4 (333-91111) filed with
               the Securities and Exchange Commission on November 17,
               1999).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.5       Certificate of Designation as filed with the Secretary of
               State of the State of Delaware on March 24, 1998
               (incorporated by reference to Exhibit 3.4 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).
     3.6       Bylaws of PeopleSoft, Inc. as amended through December 31,
               1998 (incorporated by reference to Exhibit 3.5 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
     3.7       Amendments to the Bylaws of PeopleSoft, Inc. dated March 4,
               1999, April 7, 1999 and February 3, 2000.
     3.8       Specimen Certificate of PeopleSoft, Inc.'s Common Stock
               (incorporated by reference to Exhibit 1 filed with Amendment
               No. 1 to PeopleSoft, Inc.'s Form 8-A filed with the
               Securities and Exchange Commission on November 6, 1992).
     4.1       First Amended and Restated Preferred Shares Rights Agreement
               dated December 16, 1997 (incorporated by reference to
               Exhibit 1 filed with PeopleSoft, Inc.'s Form 8-A/A filed
               with the Securities and Exchange Commission on March 25,
               1998).
     4.2       Indenture (including forms of Notes), dated as of August 15,
               1997, between The Vantive Corporation and Deutsche Bank AG,
               New York Branch, as trustee (incorporated by reference to
               Exhibit 4.1 filed with The Vantive Corporation's
               Registration Statement on Form S-3 (333-40449) filed with
               the Securities and Exchange Commission on November 19,
               1997).
    10.1  (1)  Amended and Restated 1989 Stock Option Plan and forms of option agreements thereunder (incorporated by reference to
               Exhibit 10.1 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
    10.2       1992 Employee Stock Purchase Plan as amended to date, and
               form of subscription agreement thereunder (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended March
               31, 1999).
    10.3       1992 Directors' Stock Option Plan and forms of option
               agreements thereunder (incorporated by reference to Exhibit
               10.3 filed with PeopleSoft, Inc.'s Registration Statement on
               Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No.
               1 thereto filed October 26, 1992, Amendment No. 2 thereto
               filed November 10, 1992 and Amendment No. 3 thereto filed
               November 18, 1992, which Registration Statement became
               effective November 18, 1992 and PeopleSoft, Inc.'s
               Registration Statement on Form S-1 (No. 33-62356) filed on
               May 7, 1993, which Registration Statement became effective
               May 24, 1993 (collectively, the "Original S-1, as
               amended")).
    10.4  (1)  Executive Bonus Plan (incorporated by reference to Exhibit
               10.4 filed with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1994).
    10.5       The Vantive Corporation Amended and Restated 1991 Stock
               Option Plan. (incorporated by reference to Exhibit 99.1
               filed with PeopleSoft, Inc.'s Registration Statement on From
               S-8 (333-94833) filed with the Securities and Exchange
               Commission on January 18, 2000).
    10.6       The Vantive Corporation 1995 Outside Directors Stock Option
               Plan (incorporated by reference to Exhibit 99.2 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-94833) filed with the Securities and Exchange
               Commission on January 18, 2000).
    10.7       The Vantive Corporation 1997 Nonstatutory Stock Option Plan
               (incorporated by reference to Exhibit 99.3 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-94833) filed with the Securities and Exchange
               Commission on January 18, 2000).
    10.8       Innovative Computer Concepts, Inc. 1995 Stock Incentive Plan
               (incorporated by reference to Exhibit 99.4 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-94833) filed with the Securities and Exchange
               Commission on February 4, 2000).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.9       Distinction Software Inc. Stock Option Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft, Inc.'s
               Registration Statement on From S-8 (333-86103) filed with
               the Securities and Exchange Commission on August 27, 1999).
    10.10      TriMark Technologies, Inc. 1998 Director and Executive
               Officer Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit
               99.1 filed with PeopleSoft, Inc.'s Registration Statement on
               From S-8 (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.11      TriMark Technologies, Inc. 1995 Director and Executive
               Officer Stock Option Plan (as amended) and forms of option agreements thereunder (incorporated by reference to Exhibit
               99.2 filed with PeopleSoft, Inc.'s Registration Statement on
               From S-8 (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.12      TriMark Technologies, Inc. 1995 Employees and Consultants
               Stock Option Plan and forms of option agreements thereunder
               (incorporated by reference to Exhibit 99.3 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.13      TriMark Technologies, Inc. 1993 Stock Option Plan (as
               amended) and form of option agreement thereunder
               (incorporated by reference to Exhibit 99.4 filed with
               PeopleSoft, Inc.'s Registration Statement on From S-8
               (333-77911) filed with the Securities and Exchange
               Commission on May 6, 1999).
    10.14      Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan,
               dated December 13, 1995, Amendment No. 1 dated December 30,
               1994, and Amendment No. 2, dated August 25, 1995
               (incorporated by reference to Exhibit 2.1 filed with
               PeopleSoft, Inc.'s Form 8-K filed with the Securities and
               Exchange Commission on December 15, 1995).
    10.15      Form of Indemnification Agreement entered into between
               PeopleSoft, Inc. and each of its directors and officers
               (incorporated by reference to Exhibit 10.6 filed with the
               Original S-1, as amended).
    10.16      Loan Agreement between PeopleSoft, Inc. and West America
               Bank, N.A. dated October 31, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form 8-K filed with the Securities and Exchange Commission on December 15,
               1995).
    10.17      Office Lease for 1331 North California Boulevard dated July
               23, 1990 between PeopleSoft, Inc. and 1333 North California
               Boulevard, a California limited partnership, as amended by the First Amendment to Lease dated April 24, 1991 and the
               Second Amendment to Lease dated June 17, 1992 and related
               Lease Guarantees dated July 26, 1990 and June 14, 1991
               between 1333 North California Boulevard and David A.
               Duffield (incorporated by reference to Exhibit 10.8 filed
               with the Original S-1, as amended).
    10.18      Lease dated July 24, 1992 between PeopleSoft, Inc. and Glen
               Pointe Associates (incorporated by reference to Exhibit 10.9 filed with the Original S-1, as amended).
    10.19 (2)  Software License and Support Agreement dated June 23, 1992 between PeopleSoft, Inc. and ADP, Inc., as amended by
               Amendment No. 1 dated September 30, 1992 (incorporated by
               reference to Exhibit 10.12 filed with the Original S-1, as amended).
    10.20      Lease dated June 23, 1993 between PeopleSoft, Inc. and
               Westbrook Corporate Center (incorporated by reference to
               Exhibit 10.18 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1994).
    10.21      Lease dated January 17, 1994 between PeopleSoft, Inc. and
               R-H Associates Bldg. III Corp. (incorporated by reference to
               Exhibit 10.19 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1994).
    10.22      Lease dated March 10, 1994 between PeopleSoft, Inc. and
               Rosewood Associates (incorporated by reference to Exhibit
               10.20 filed with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1994).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.23      Contract of Sale and Escrow Instructions between PeopleSoft,
               Inc. and Rosewood Owner of California (B) LLC, a California
               limited liability company, dated October 4, 1995
               (incorporated by reference to Exhibit 2.1 filed with
               PeopleSoft, Inc.'s Form 8-K filed with the Securities and
               Exchange Commission on December 15, 1995).
    10.24      Warrant Agreement between PeopleSoft, Inc. and The First
               National Bank of Boston, as Warrant Agent, dated October 30,
               1995 (incorporated by reference to Exhibit 10.1 filed with
               PeopleSoft, Inc.'s Registration Statement on Form S-3 (No.
               33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
    10.26      Warrant Purchase Agreement between PeopleSoft, Inc. and
               Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s
               Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22,
               1995).
    10.27      Registration Rights Agreement between PeopleSoft, Inc. and
               Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.'s
               Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22,
               1995).
    10.29      Amendment No. 2 dated September 28, 1994, Amendment No. 3
               dated September 21, 1995 and Amendment No. 4 dated December
               28, 1995 to the Software License and Support Agreement dated
               June 23, 1992 between PeopleSoft, Inc. and ADP, Inc.
               (incorporated by reference to Exhibit 10.25 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).
    10.30      Amended Software Development Agreement dated December 22,
               1995 between PeopleSoft, Inc. and Solutions for Education
               Administrators, Inc. (incorporated by reference to Exhibit
               10.26 filed with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1995).
    10.31      Exclusive Marketing and Distribution Agreement dated
               December 22, 1995 between PeopleSoft, Inc. and SIS
               Development LLC ("SIS") (incorporated by reference to
               Exhibit 10.27 with PeopleSoft, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1995).
    10.32      Amendment No. 1 dated September 19, 1994, Amendment No. 2
               dated May 15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10, 1994 between PeopleSoft, Inc.
               and Rosewood Associates (incorporated by reference to
               Exhibit 10.28 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996).
    10.33      Systems Integrator Agreement dated August 25, 1995 between
               PeopleSoft, Inc. and Shared Medical Systems Corporation
               (incorporated by reference to Exhibit 10.29 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).
    10.34      Lease dated December 4, 1996 between PeopleSoft, Inc. and
               Lease Plan North America, Inc. (incorporated by reference to
               Exhibit 10.32 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1996).
    10.35      Purchase Agreement dated October 22, 1996 between
               PeopleSoft, Inc. and Norwest Equity Partners IV, L.P.
               (incorporated by reference to the Exhibit 10.33 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).
    10.36      Red Pepper Software Company 1993 Stock Option Plan, and
               forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form
               S-8 filed with the Securities and Exchange Commission on
               October 24, 1996).
    10.37      Agreement of Purchase and Sale dated July 22, 1998 between
               PeopleSoft, Inc. and William Willson & Associates
               (incorporated by reference to Exhibit 10.35 filed with
               PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1998).

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.38      Lease dated September 14, 1998 between PeopleSoft, Inc. and
               Hacienda Plaza Associates, LLC (incorporated by reference to
               Exhibit 10.36 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
    10.39      Development and License Agreement dated December 30, 1998
               between PeopleSoft, Inc. and Momentum Business Applications,
               Inc. (incorporated by reference to Exhibit 10.37 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.40      Marketing and Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications,
               Inc. (incorporated by reference to Exhibit 10.38 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.41      Distribution Agreement dated December 30, 1998 between
               PeopleSoft, Inc. and Momentum Business Applications, Inc.
               (incorporated by reference to Exhibit 10.39 filed with
               PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.42      First Amendment to Participation Agreement and Appendix 1 to
               Participation Agreement, Master Lease and Construction Deed
               of Trust dated February 20, 1998 between PeopleSoft, Inc.
               and Lease Plan North America, Inc. (incorporated by
               reference to Exhibit 10.40 filed with PeopleSoft, Inc.'s
               Annual Report on Form 10-K for the year ended December 31,
               1998).
    10.43      Second Amendment to Participation Agreement, Master Lease,
               Guarantee, Construction Deed of Trust, Cash Collateral
               Agreement, Assignment of Lease and Appendix 1 to
               Participation Agreement, Master Lease and Construction Deed
               of Trust dated September 28, 1998 between PeopleSoft, Inc.
               and Lease Plan North America, Inc (incorporated by reference to Exhibit 10.41 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.44      Participation Agreement dated September 28, 1998 between
               PeopleSoft, Inc. and Wilmington Trust Company, ABN AMRO
               Leasing, Inc., ABN AMRO Bank N.V., and Financial
               Institutions listed in Schedule I of the Participation
               Agreement (incorporated by reference to Exhibit 10.42 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.45      Master Lease dated September 28, 1998 between PeopleSoft,
               Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.43 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).
    10.46      Appendix 1 to the Participation Agreement and Master Lease
               dated September 28, 1998 (incorporated by reference to
               Exhibit 10.44 filed with PeopleSoft, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 1998).
    10.47      Employment Agreement between Craig Conway and PeopleSoft,
               Inc., dated May 10, 1999.
    21.1       Subsidiaries of PeopleSoft, Inc.
    23.1       Consent of Ernst & Young LLP, Independent Auditors.
    23.2       Consent of Arthur Andersen LLP, Independent Public
               Accountants.
    24         Power of Attorney (see the signature page to this Form
               10-K).
    27.1       Financial Data Schedule

---------------
(1) This agreement is a compensatory plan or arrangement.

(2) Confidential treatment previously granted.