Form 10-Q
period 2000-03-31
PEOPLESOFT INC
filed 2000-05-15
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the quarterly period ended March 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                for the transition period from ______ to ______.

                         Commission File Number: 0-20710


                                PEOPLESOFT, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                             68-0137069
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

    4460 HACIENDA DRIVE, PLEASANTON, CA                  94588
      (Address of principal executive                  (Zip Code)
                 officers)

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

                             Yes [X]    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                    OUTSTANDING AT MAY 5, 2000
              -----                    --------------------------

  Common Stock, par value $.01........         275,981,041

================================================================================

                                TABLE OF CONTENTS


                                                                            PAGE NO.
                                                                            --------
PART I    FINANCIAL INFORMATION

          ITEM 1 -  Financial Statements

          Condensed Consolidated Balance Sheets as of December 31,             2
          1999 and March 31, 2000

          Condensed Consolidated Statements of Operations for the              3
          Three Months Ended March 31, 1999 and March 31, 2000

          Condensed Consolidated Statements of Cash Flows for the              4
          Three Months Ended March 31, 1999 and March 31, 2000

          Notes to Condensed Consolidated Financial Statements                 5

          ITEM 2 -  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             10

          ITEM 3 -  Financial Risk Management                                 16

PART II   OTHER INFORMATION

          ITEM 1 -  Legal Proceedings                                         28

          ITEM 2 -  Changes in Securities and Use of Proceeds                 28

          ITEM 3 -  Defaults upon Senior Securities                           28

          ITEM 4 -  Submission of Matters to a Vote of Security Holders       28

          ITEM 5 -  Other Information                                         28

          ITEM 6 -  Exhibits and Reports on Form 8 - K                        28

SIGNATURES                                                                    29

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

====================================================================================================
                                                                  DECEMBER 31, 1999   MARCH 31, 2000
                                                                                        (UNAUDITED)
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $   414,019       $   520,775
     Short-term investments                                              290,122           165,473
     Accounts receivable, net                                            331,104           341,376
     Investment in corporate equity securities                           260,664           189,609
     Deferred income taxes                                                    --            22,998
     Other current assets                                                 63,467            73,066
----------------------------------------------------------------------------------------------------
       Total current assets                                            1,359,376         1,313,297
Property and equipment, at cost                                          359,549           358,082
         Less accumulated depreciation and amortization                 (187,056)         (194,075)
                                                                     -------------------------------
                                                                         172,493           164,007
Investments                                                               67,852           149,129
Deferred income taxes                                                     18,774            22,322
Capitalized software, less accumulated amortization                       27,286            24,199
Other assets                                                              42,097            37,445
----------------------------------------------------------------------------------------------------
       Total assets                                                  $ 1,687,878       $ 1,710,399
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    27,555       $    46,125
     Accrued liabilities                                                 121,434           126,774
     Accrued compensation and related expenses                           130,245           128,624
     Income taxes payable                                                 19,055            22,221
     Deferred income taxes                                                23,945                --
     Deferred revenues                                                   429,929           432,423
----------------------------------------------------------------------------------------------------
        Total current liabilities                                        752,163           756,167
Long-term debt                                                            69,000            69,000
Other long-term liabilities                                               14,050            11,293
Long-term deferred revenues                                               88,046            91,340
Commitments and contingencies (see notes)
Stockholders' equity:
     Common stock                                                          2,709             2,752
     Additional paid-in capital                                          538,643           580,724
     Accumulated other comprehensive income                              143,298           102,369
     Retained earnings                                                    79,969            96,754
                                                                     -------------------------------
        Total stockholder's equity                                       764,619           782,599
----------------------------------------------------------------------------------------------------
        Total liabilities and stockholder's equity                   $ 1,687,878       $ 1,710,399
====================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

=====================================================================================
FOR THE THREE MONTHS ENDED MARCH 31,                        1999              2000
-------------------------------------------------------------------------------------
REVENUES:
   License fees                                          $  98,727         $  90,235
   Services                                                250,830           262,052
   Development and other services                              552            23,132
-------------------------------------------------------------------------------------
      Total revenues                                       350,109           375,419
COSTS AND EXPENSES:
   Cost of license fees                                     12,507            10,433
   Cost of services                                        138,850           143,287
   Cost of development services                                411            21,097
   Sales and marketing                                     103,769            86,530
   Product development                                      66,961            79,899
   General and administrative                               22,307            25,634
   Restructuring charge                                      4,355                --
   Contribution to Momentum Business Applications          176,409                --
-------------------------------------------------------------------------------------
      Total costs and expenses                             525,569           366,880
-------------------------------------------------------------------------------------
Operating (loss) income                                   (175,460)            8,539
Other income, net                                            7,448            17,677
-------------------------------------------------------------------------------------
      (Loss) Income before income taxes                   (168,012)           26,216
Provision for income taxes                                   3,204             9,431
-------------------------------------------------------------------------------------
Net (loss) income                                        $(171,216)        $  16,785
=====================================================================================
Basic (loss) income per share                            $   (0.66)        $    0.06
Shares used in basic per share computation                 258,360           273,661
=====================================================================================
Diluted (loss) income per share                          $   (0.66)        $    0.06
Shares used in diluted per share computation               258,360           291,953
=====================================================================================

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

==========================================================================================================
    FOR THE THREE MONTHS ENDED MARCH 31,                                         1999              2000
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net (loss) income                                                             $(171,216)        $  16,785
Adjustments to reconcile net (loss) income to net cash
 (used in) provided by operating activities:
      Depreciation and amortization                                              17,624            23,150
      Provision for doubtful accounts                                             1,756               247
      Gain on sales of investments and loss on disposition
      of property and equipment, net                                                 --            (8,016)
      Changes in operating assets and liabilities:
         Accounts receivable                                                    (17,040)          (15,439)
         Cash received from sales of accounts receivable                         14,634            13,920
         Accounts payable and accrued liabilities                               (21,263)           13,807
         Accrued compensation and related expenses                                4,149            (1,621)
         Deferred income taxes                                                   (1,502)          (24,537)
         Income taxes payable                                                   (22,541)            3,166
         Deferred revenues                                                       18,253             5,788
         Other assets and liabilities                                            (5,828)           (9,746)
----------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by operating activities                      (182,974)           17,504
INVESTING ACTIVITIES:
Purchase of investments available for sale                                     (123,915)          (84,784)
Proceeds from maturities and sales of investments
  available for sale                                                            108,516           103,587
Proceeds from maturities of investments held to maturity                          3,043            37,836
Purchase of property and equipment                                               (5,165)           (9,703)
Additions to capitalized software                                                  (963)               --
----------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities                       (18,484)           46,936
FINANCING ACTIVITIES:
Net proceeds from sale of common stock and exercise of stock options             18,064            37,550
Tax benefits from exercise of stock options                                         899             4,274
Distribution of Momentum Business Applications shares                           (78,622)               --
Payments on capital leases                                                          (85)              (42)
----------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                       (59,744)           41,782
Effect of foreign exchange rate changes on cash                                  (2,530)              534
----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                           (263,732)          106,756
Cash and cash equivalents at beginning of period                                531,722           414,019
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 267,990         $ 520,775
==========================================================================================================
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest                                                       $   1,088         $     852
 Cash paid for income taxes, net of refunds                                   $  24,280         $  21,468
==========================================================================================================

     See accompanying notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

        The information for the three-month periods ended March 31, 1999 and March 31, 2000, is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior-period amounts have been reclassified to conform to the current period presentation.

        The Company merged with The Vantive Corporation ("Vantive") on December 31, 1999. This merger was accounted for using the pooling of interest method of accounting and therefore the condensed consolidated financial statements reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined for all periods presented.

        The results of operations of Momentum Business Applications, Inc. ("Momentum Business Applications") were consolidated with the results of operations of the Company through March 15, 1999. The Condensed Consolidated Statement of Operations for the three-month period ended March 31, 1999 includes Momentum Business Application's results through that date.

        The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

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

        The following table sets forth the computation of basic and diluted income (loss) per share.

        ==========================================================================================
        THREE MONTHS ENDED MARCH 31,                                      1999              2000
        (In thousands, except per share amounts)
        ------------------------------------------------------------------------------------------
        Numerator:
              Net (loss) income                                        $(171,216)        $  16,785
        Denominator:
             Denominator for basic (loss) income per share -
                  weighted average shares outstanding                    258,360           273,661

              Employee stock options                                          --            18,274
              Warrants                                                        --                18
                                                                       ---------------------------
             Denominator for diluted (loss) income per share -
                  adjusted weighted average shares outstanding
                  assuming exercise of common equivalent shares          258,360           291,953

        ==========================================================================================
        Basic (loss) income per share                                  $   (0.66)        $    0.06
        ==========================================================================================
        Diluted (loss) income per share                                $   (0.66)        $    0.06
        ==========================================================================================

        Options to purchase 216,000 shares of common stock were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

3. COMPREHENSIVE LOSS

        The components of comprehensive loss, net of tax, were as follows:

        ======================================================================
        THREE MONTHS ENDED MARCH 31,                   1999              2000
        (In thousands)
        ----------------------------------------------------------------------
        Net (loss) income                         $(171,216)        $  16,785
        Other comprehensive loss:
          Net change in unrealized gain on
            investments available for sale               --           (41,463)
          Foreign currency translation               (2,525)              534
        ----------------------------------------------------------------------
         Comprehensive loss                       $(173,741)        $ (24,144)
        ======================================================================

4. INVESTMENTS IN CORPORATE EQUITY SECURITIES

        The Company has classified its investments in certain Internet start-up companies as investments available for sale, included in "Investments in corporate equity securities." Realized gains on the sale of these investments for the quarter ended March 31, 2000 were $9.5 million. The aggregate fair value of investments in corporate equity securities held at March 31, 2000, was $189.6 million. Gross unrealized gains were $173.5 million as of March 31, 2000, and are included, net of deferred income taxes of $66.8 million, as a component of "Accumulated other comprehensive income." All of the unrealized holding gains relate to an investment in equity securities of a company that completed its public offering in the third quarter of 1999. These equity securities are subject to lock up provisions, which expire in August 2000. As of the filing date of this Form, the gross unrealized gains had decreased to approximately $104.0 million.

5. FINANCIAL INSTRUMENTS

        The Company is not a party to any interest rate risk management transactions and does not hold any derivative financial instruments for trading purposes. The Company has written policies that place all foreign currency forward transactions under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.

Forward Foreign Exchange Contracts

        The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward foreign currency exchange contracts as the vehicle for hedging these intercompany balances. The Company uses two multinational banks for substantially all of these contracts. In general, these contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. During the quarters ended March 31, 1999 and March 31, 2000 the Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.4 million and $1.1 million. At March 31, 2000, the Company had outstanding forward exchange contracts totaling $40.8 million, to exchange Euros ($35.0 million), Singapore dollars ($6.5 million), South African rands ($0.5 million), Swiss francs ($2.4 million), New Zealand dollars ($1.0 million), Hong Kong dollars ($1.3 million) and British Pounds ($0.2 million) for U.S. dollars, and to exchange U.S. dollars for Australian dollars ($1.5 million), Canadian dollars ($3.4 million) and Mexican pesos ($1.2 million). Each of these contracts had maturity dates through May 2000 and a book value that approximates fair value. The cost and the fair value of these foreign currency exchange contracts was not material at March 31, 2000.

        The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors. In addition to hedging existing transactional exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimatable, and significant in amount. No such hedges have occurred through March 31, 2000.

Concentrations of Credit Risk

        The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States.

6. TRANSFER OF FINANCIAL ASSETS

        The Company transfers accounts receivable under certain software license agreements with customers to financial institutions. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). As of March 31, 2000, the Company had servicing obligations related to approximately $13.9 million of accounts receivable that had been sold under these arrangements. In the event that these receivables are not fully repaid to the financial institution, the Company could be obligated to pay up to ten percent of the amount of the accounts receivable.

7. RESTRUCTURING AND EXIT CHARGES

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

        In the fourth quarter of 1999, the Company incurred a pretax exit charge of $34.1 million resulting from the merger of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas, were eliminated. At March 31, 2000, a total of 39 employees had separated from the Company.

        The following table sets forth the components the Company's restructuring reserves as of March 31, 2000, which are included in "Accrued liabilities."

       =====================================================================================================
       (In thousands)                   EMPLOYEE       ASSET
                                         COSTS      WRITE-DOWNS       LEASES          OTHER         TOTAL
       -----------------------------------------------------------------------------------------------------
        Balance December 31, 1999      $  4,168       $  1,536       $  5,870       $ 11,535       $ 23,109

           Cash payments                 (1,125)            --           (278)          (653)        (2,056)
           Non-cash items                                 (840)            --             --           (840)
       -----------------------------------------------------------------------------------------------------
        Balance March 31, 2000         $  3,043       $    696       $  5,592       $ 10,882       $ 20,213
       =====================================================================================================

8. COMMITMENTS AND CONTINGENCIES

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

        The Company believes that the claims asserted in the Consolidated Complaint are without merit, and the Company intends to vigorously defend the action. On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint without leave to amend. The motions were heard on May 4, 2000. The Court has not yet issued its ruling on the matter. There can be no assurance that if the motion is unsuccessful, and if there is an unfavorable resolution of the litigation, there would not be a material adverse impact on the Company's future financial position or results of operations or cash flows. However, the Company has in place significant amounts of insurance that would be available in the event of an adverse result.

        The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on the financial position, results of the operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

9. SEGMENT INFORMATION

        Based on the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), which establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports, the Company identified its chief executive officer ("CEO") as the chief operating decision maker. During the three-month period ended March 31, 2000, the Company's CEO evaluated revenue performance based on two segments: North America, which includes the U.S. and Canada, and International, which includes all other geographic regions. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any other segment. Thus, the Company is not required to disclose any additional information pursuant to SFAS 131. The accounting policies for each of the reportable segments shown below are the same as those described in the summary of significant accounting policies.

        The following table presents a summary of operating information and certain quarter-end balance sheet information by operating segment for the quarters ended March 31, 1999 and March 31, 2000:

        ========================================================================
        THREE MONTHS ENDED MARCH 31,                  1999              2000
        (In thousands)
        ------------------------------------------------------------------------
        Revenues from unaffiliated customers
          North America                           $   296,300       $   299,490
          International                                53,809            75,929
        ------------------------------------------------------------------------
          Consolidated                            $   350,109       $   375,419
        ========================================================================
        Operating (loss) income
          North America                           $  (181,041)      $    (1,703)
          International                                 5,581            10,242
        ------------------------------------------------------------------------
          Consolidated                            $  (175,460)      $     8,539
        ========================================================================
        Identifiable assets
          North America                           $ 1,216,376       $ 1,527,285
          International                               150,958           183,114
        ------------------------------------------------------------------------
          Consolidated                            $ 1,367,334       $ 1,710,399
        ========================================================================

        Revenues from Europe represented 9% and 12% of total revenues during the quarters ended March 31, 1999 and March 31, 2000. International revenues from all other geographic regions represented less than ten percent of total revenues.

10. REVENUE RECOGNITION

        PeopleSoft adopted Statement of Position ("SOP") 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", on January 1, 2000 and has changed certain business policies to meet the requirements of this SOP.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000 with respect to the effective dates. PeopleSoft is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, with which the Company believes it is in compliance, SAB 101 may change current interpretations of software revenue recognition requirements; which would result in PeopleSoft, recording a cumulative effect of a change in accounting principles in the second quarter of 2000, retroactive to January 1, 2000.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see " Factors That May Affect Future Results and Market Price of Stock." Forward-looking statements contained throughout this Report include but are not limited to those identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained in this Item 2.

        As more fully described in the "Merger" section of the Management's Discussion and Analysis of financial condition and Results of Operations included in the 1999 Annual Report on Form 10-K, PeopleSoft, Inc. ("PeopleSoft") merged with The Vantive Corporation ("Vantive") on December 31, 1999. The condensed consolidated financial statements for the three month period ended March 31, 1999 included in this report on Form 10-Q have been prepared following the pooling of interest method of accounting and therefore reflect the combined operating results and cash flows of PeopleSoft and Vantive as if they had been combined for the prior-year periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The management's discussion and analysis of financial condition and results of operations that follows is also based on the assumption that PeopleSoft and Vantive were combined for the three-month period ended March 31, 1999.


                              RESULTS OF OPERATIONS

        The following table sets forth, the percentage of dollar change quarter over quarter and the percentage of total revenues represented by certain line items in the Company's condensed consolidated statements of operations, for the three-month periods ended March 31, 1999 and March 31, 2000.

===============================================================================
                                                 PERCENTAGE
                                                  OF DOLLAR
                                                   CHANGE        PERCENTAGE OF
                                                QUARTER OVER     TOTAL REVENUES
                                                  QUARTER
                                                ------------     --------------
                                                  2000/1999       1999    2000
-------------------------------------------------------------------------------
Revenues:
  License fees.....................................    (9)%        28%     24%
  Services.........................................     4          72      70
  Development and other services...................     *           *       6
-------------------------------------------------------------------------------
          Total revenues                                7         100     100
===============================================================================
Costs and expenses:
  Cost of license fees.............................   (17)%        4%       3%
  Cost of services.................................     3         40       38
  Cost of development services.....................     *          *        6
  Sales and marketing..............................   (17)        30       23
  Product development..............................    19         19       21
  General and administrative.......................    15          6        7
  Restructuring charge.............................   n/a          1      n/a
  Contribution to Momentum Business                   n/a         50      n/a
Applications.......................................
-------------------------------------------------------------------------------
          Total costs and expenses                    (30)       150       98
===============================================================================
Operating (loss) income                                 *        (50)%      2%
-------------------------------------------------------------------------------
Other income, net                                       *          2        5
-------------------------------------------------------------------------------
Provision for income taxes                              *          1        3
===============================================================================

   *Not meaningful

REVENUES

        Revenues from licensing fees decreased by 9% from $98.7 million in the first quarter of 1999 to $90.2 million in the first quarter of 2000, primarily the result of a continued slowdown in demand for the Company's Enterprise Resource Planning ("ERP") back office products, partially offset by an increase in revenues from license fees of the Company's supply chain management and business analytic products. At March 31, 1999 and March 31, 2000, the Company had deferred license revenue in the amount of $66.1 million and $76.5 million. The deferred revenue balances do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivable balances. As of March 31, 1999 and March 31, 2000, $49.0 million and $44.5 million in unbilled receivables was netted against deferred license revenue.

        Revenues from services increased by 4% from $250.8 million in the first quarter of 1999 to $262.1 million in the first quarter of 2000. The growth in services revenue during the first quarter of 2000 when compared to the first quarter of 1999 resulted primarily from an increase in maintenance revenue in the amount of $18.9 million, partially offset by a decrease in training revenue of $8.8 million. On a sequential basis, training revenues increased by approximately $1.0 million. Revenues from consulting services were essentially flat quarter over quarter and down sequentially by approximately $6.0 million
 . We cannot give you assurance that revenues from consulting services will not continue to decrease. Revenue from services as a percentage of total revenues was 72% and 70% for the quarters ended March 31, 1999 and March 31, 2000. The decrease in service revenue as a percentage of total revenues during the first quarter of 2000 reflects primarily the change in revenue mix during the quarter, which includes revenue from development services. Excluding revenues from development services, revenues from services would have been 74% of total revenues. The slow services revenue growth in the first quarter of 2000, primarily reflects the decrease in license activity that the Company has experienced during the last year. If PeopleSoft is not successful in expanding its consulting and training services, total revenues for the Company could be adversely impacted in the future(1).

        The Company recognized revenue from development services in the amount of $0.6 million during the first quarter of 1999 compared to $23.1 million during the first quarter of 2000. Per the terms of the development agreement with Momentum Business Applications, the Company performed development services on behalf of Momentum Business Applications. Momentum Business Applications pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. The three-month period ended March 31,1999 was the first quarter of Momentum Business Applications existence and since then, many more projects have been approved by Momentum Business Applications. In addition to development services, during the first quarter of 2000, Momentum Business Applications paid third-party royalty costs in the amount of $1.8 million for technology that will be incorporated into products developed by Momentum Business Applications. The Company also charged Momentum Business Applications a quarterly administrative fee of $0.1 million. Cost of development services increased from $0.4 million during the first quarter of 1999 to $21.1 million during the first quarter of 2000.

        Total revenues increased by 7% from $ 350.1 million in the first quarter of 1999 to $375.4 million in the first quarter of 2000. The increase in total revenues is primarily attributable to the $22.6 million increase in development services revenue and the $11.2 million increase in revenue from services, partially offset by a decrease of $8.5 million in license fees revenue.

        At March 31, 2000, the Company is organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions. During the first quarter of 2000, revenues from the North America segment increased by 1% from $296.3 million or 85% of total revenues in the first quarter of 1999 to $299.5 million or 80% or total revenues. The increase was attributable to a significant increase in revenues from development services offset by a decrease in license revenues. Revenues from the International segment increased by 41% from $53.8 million or 15% of total revenues in the first quarter of 1999 to $75.9 million or 20% of total revenues in the first quarter of 2000. Within the International segment, revenues from Europe represented 9% and 12% of total revenues during the first quarter of 1999 and the first quarter of 2000, where the Company experienced strong growth in revenues from services and license fees compared to the prior-year quarter.

COSTS AND EXPENSES

        Cost of license fees consists principally of royalties, technology access fees for certain third-party software products and amortization of capitalized software costs. Cost of license fees decreased from $12.5 million in the first quarter of 1999 to $10.4 million in the first quarter of 2000, representing 4% and 3% of total revenues. Cost of license fees represented 13% of license fee revenues in the first quarter of 1999 and 12% of license fee revenues in the first quarter of 2000. The decrease in absolute dollars in cost of license fees in the first quarter of 2000 resulted primarily from a decrease in royalties of $1.5 million resulting primarily from the decrease in license revenue activity during the quarter. Cost of license fees during the first quarter of 2000 includes $0.9 million in capitalized software amortization expense related to the software acquired from TriMark and Distinction in May and August of 1999. The Company's products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third-party vendors may cause the cost of license fees as a percentage of license fee revenues to increase in future periods.

        Cost of services consists primarily of employee-related costs and other expenses incurred to provide consulting and installation services, customer care center administrative support, account management field support, training, and product support. These costs increased from $138.9 million in the first quarter of 1999 to $143.3 million in the first quarter of 2000, representing 40% and 38% of total revenues and 55% of service revenues in both quarters. The dollar increase in cost of services is consistent with the increase in services revenue. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of service revenues and total revenues in future periods(1).

        Sales and marketing expenses decreased from $103.8 million in the first quarter of 1999 to $86.5 million in the first quarter of 2000, representing 30% and 23% of total revenues in each of those quarters. Sales and marketing headcount decreased from 1,448 during the first quarter of 1999 to 1,118 during the first quarter of 2000, partially the result of the first quarter of 1999 restructuring. The decrease of approximately $17.0 million in sales and marketing expenses during the first quarter of 2000 was due in part to a decrease in consulting services related to sales support. Sales and marketing expenses may increase in dollar amount and as a percentage of total revenues in future periods as the Company increases its marketing and advertising costs(1). In addition, the Company may choose to invest in sales resources for new product areas(1).

        Software product development expenditures consist of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Software product development expenses increased from $67.0 million in the first quarter of 1999 to $79.9 million in the first quarter of 2000, representing 19% and 21% of total revenues in each of those quarters. The Company's research and development staff consisted of 1,636 and 1,867 employees during the first quarter of 1999 and the first quarter of 2000. The Company's current focus in application development is to complete its next major release, PeopleSoft 8, which is expected to be the first pure HTML internet client offering from the Company, and includes internet technologies, such as XML, publish-subscribe and business interlink(1).

--------------------------------
 (1) Forward-Looking Statement

        In addition to this major technology shift, the Company expects to deliver enhanced functionality in its core products and a number of new applications, mostly focused on eCommerce and internet collaboration(1). The Company expects that the dollar amount invested in software product development expenses will continue to increase during 2000 as the Company continues to invest in expanded functionality across all of its software product offerings, including global product requirements and industry specific requirements(1). There can be no assurance that such development efforts will result in products, features or functionality or that software products, features or functionality that are developed will be accepted by the market.

        General and administrative expenses increased from $22.3 million in the first quarter of 1999 to $25.6 million in the first quarter of 2000, representing 6% and 7% of total revenues. The dollar increase is primarily due to an increase in amortization of goodwill and value of workforce of $2.2 million, resulting from the TriMark and Distinction acquisitions in May and August 1999.

RESTRUCTURING AND EXIT CHARGES

        During the first quarter of 1999, the Company adopted a restructuring plan and incurred a pretax restructuring charge of $4.4 million. PeopleSoft eliminated approximately 430 redundant and unnecessary positions, primarily in the U.S. in the administration, sales support, and marketing support areas. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flow.

        In the fourth quarter of 1999, the Company incurred a pretax exit charge of $34.1 million resulting from the merger of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas, were eliminated. At March 31, 2000, a total of 39 employees had separated from the Company. Five additional employees are expected to leave during the second quarter of 2000.

        The following table sets forth the components of the Company's restructuring reserves as of March 31, 2000, which are included in "Accrued liabilities" in the accompanying condensed consolidated balance sheets.

       =====================================================================================
       (in millions)                   EMPLOYEE    ASSET     LEASES      OTHER       TOTAL
                                        COSTS   WRITE-DOWNS
       -------------------------------------------------------------------------------------
        Balance December 31, 1999      $  4.2     $  1.5     $  5.9     $  11.5     $  23.1
           Cash payments ........        (1.2)        --       (0.3)       (0.6)       (2.1)
           Non-cash items .......          --       (0.8)        --          --        (0.8)
       -------------------------------------------------------------------------------------
        Balance March 31, 2000         $  3.0     $  0.7     $  5.6     $  10.9     $  20.2
       =====================================================================================

CONTRIBUTION TO MOMENTUM BUSINESS APPLICATIONS

        During 1998, PeopleSoft formed Momentum Business Applications, Inc. ("Momentum Business Applications"), a research and development company designed to develop eBusiness, analytic applications and industry-specific software products. All of the outstanding shares of Momentum Business Applications Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum Business Applications. PeopleSoft consolidated Momentum Business Applications into its financial statements for the fourth quarter of 1998. However, during the first quarter of 1999, Momentum Business Applications no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less a $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum Business Applications, and expenses incurred by Momentum Business Applications while consolidated with the Company.

------------------------------
(1) Forward-Looking Statement

OTHER INCOME, NET

        "Other income, net," which includes interest income, interest expense and other, increased from $7.4 million in the first quarter of 1999 to $17.7 million in the first quarter of 2000. The increase was primarily the result of realized gains on the sale of corporate equity securities in the amount of $9.5 million. See also "Investments in Corporate Equity Securities and Unrealized Gains."

PROVISION FOR INCOME TAXES

        The Company's income tax provision increased from $3.2 million in the three-month period ended March 31, 1999 to $9.4 million for the same quarter in 2000. Excluding the impact of the charges related to Momentum Business Applications and the restructuring costs, the effective tax rate was 38.4% during the first quarter of 1999. For the first quarter of 2000, excluding the impact of the gain on marketable equity securities, the effective tax rate was 34.5%. The 2000 rate is lower than the 1999 rate mainly due to the statutory extension of the research and development credit. The net deferred tax assets at March 31, 2000 were $45.3 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

NET INCOME (LOSS) PER SHARE

        Diluted net income (loss) per share increased from a net loss of $(0.66) per share in the first quarter of 1999 to net income of $0.06 per share in the first quarter of 2000. Weighted average shares outstanding, used in the calculation of diluted net income (loss) per share were 258.4 million for the first quarter of 1999 compared to 292.0 million for the first quarter of 2000. Net loss for the first quarter of 1999 included pretax charges of $176.4 million for the contribution to Momentum Business Applications and $4.4 million for restructuring costs. Excluding the impact of the charges related to Momentum Business Applications and the restructuring costs, diluted income per share would have been $0.03 for the first quarter of 1999. Net income for the first quarter of 2000 included a pretax gain on the sale of corporate equity securities in the amount of $9.5 million. Excluding the impact of the gain on corporate equity securities, diluted net income per share would have been $0.04 for the first quarter of 2000. Shares outstanding during 2000 might be impacted by the following factors: (i) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; (ii) the issuance of common stock associated with stock option exercises and the employee stock purchase plan; (iii) the issuance of common stock to effect business combinations, should the Company enter into such transactions; and (iv) potential conversion of subordinated notes into common stock of the Company.

INVESTMENTS IN CORPORATE EQUITY SECURITIES AND UNREALIZED GAINS

        The Company has classified its investments in several Internet start-up companies as investments available for sale, included in "Investments in corporate equity securities" in the accompanying condensed consolidated balance sheets. Realized gains on the sale of these investments for the quarter ended March 31, 2000 were $9.5 million. The aggregate fair value of corporate equity securities held at March 31, 2000, was $189.6 million. Gross unrealized gains were $173.5 million as of March 31, 2000, and are included, net of deferred income taxes of $66.8 million, as a component of "Accumulated other comprehensive income" in the accompanying condensed consolidated balance sheets. The unrealized holding gains relate to an investment in equity securities in a company that completed its public offering in the third quarter of 1999. These securities are subject to lock-up provisions, which expire in August 2000. The Company intends to sell these investments when the lock-up provisions expire(1). However, the stock market is highly volatile and as a result we cannot give you assurance that the net unrealized holding gains will be realized. As of the filing date of this Form, the gross unrealized gains had decreased to approximately $104 million.

------------------------------
(1) Forward-Looking Statement

NEWLY ISSUED ACCOUNTING STANDARDS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000 with respect to the effective date. PeopleSoft is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of the statement and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, with which the Company believes it is in compliance, SAB 101 may change current interpretations of software revenue recognition requirements, which would result in PeopleSoft recording a cumulative effect of a change in accounting principles in the second quarter of 2000, retroactive to January 1, 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, the Company had $557.1 million in working capital, including $520.8 million in cash and cash equivalents and $165.5 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. The Company believes that the combination of cash and cash equivalents and short-term investment balances, issuance of stock under the employee purchase plan and stock option exercises, proceeds from sale of strategic equity security investments, and potential cash flow from operations will be sufficient to satisfy its operating cash requirements and expected purchases of property and equipment at least through the next twelve months.(1)

        The following table summarizes the Company's cash flows from operating, investing, and financing activities.

        ================================================================================
        THREE MONTHS ENDED MARCH 31,                              1999            2000
        (in millions)
        --------------------------------------------------------------------------------
        Net cash (used in) provided by:
          Operating activities .........................        $(183.0)        $  17.5
          Investing activities .........................          (18.5)           46.9
          Financing activities .........................          (59.7)           41.8
          Effect of exchange rate changes on
          cash and cash equivalents ....................           (2.5)            0.6
        --------------------------------------------------------------------------------
        (Decrease) increase in cash and cash equivalents        $(263.7)        $ 106.8
        ================================================================================

        Net cash used in operating activities during the three-month period ended March 31, 1999 was $183.0 million compared to net cash provided by operating activities during the three-month period ended March 31, 2000 in the amount of $17.5 million. Cash used by operating activities in the three-month period ended March 31, 1999 included the $176.4 million contribution to Momentum Business Applications.

        Net cash used for investing activities during the three-month period ended March 31, 1999 was $18.5 million compared to net cash provided by investing activities during the three-month period ended March 31, 2000 in the amount of $46.9 million. The Company's principal use of cash for investing activities in the three-month period ended March 31, 1999 included net purchase of investments in the amount of $12.4 million and purchases of property and equipment in the amount of $5.2 million. The Company's principal source of cash from investing activities during the three-month period ended March 31, 2000 was net proceeds from maturities and sales of investments of $56.6 million, which were partially offset by purchases of property and equipment in the amount of $9.7 million.

        Net cash used in financing activities during the three-month period ended March 31, 1999 was $59.7 million compared to net cash provided by financing activities during the three-month period ended March

------------------------------
(1) Forward-Looking Statement

31, 2000 in the amount of $41.8 million. Proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program were $18.1 million and $37.6 million during the three months ended March 31, 1999 and March 31, 2000. During the three-month period ended March 31, 1999, proceeds from exercise of common stock options and issuances under the stock purchase plan were offset by the Company's distribution of $78.6 million in Momentum Business Applications shares to PeopleSoft shareholders.


                       ITEM 3. FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE RISK

        During the three months ended March 31, 1999 and March 31, 2000, the Company's revenue originating outside the United States was 20% and 24% of total revenues, including revenues generated in Europe of 9% and 12% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

        The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company could experience a material adverse effect on its business and results of operations.

        The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which the cost of software, including certain development costs, incurred in the United States is charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

        The Company uses a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses foreign currency exchange contracts as the vehicle for hedging these intercompany balances. The Company uses two multinational banks for substantially all of these contracts. In general, these contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. During the three-month periods ended March 31, 1999 and March 31, 2000 the Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.4 million and $1.1 million. At March 31, 2000, the Company had outstanding forward exchange contracts totaling $40.8 million, to exchange Euros ($35.0 million), Singapore dollars ($6.5 million), South African rands ($0.5 million), Swiss francs ($2.4 million), New Zealand dollars ($1.0 million), Hong Kong dollars ($1.3 million) and British Pounds ($0.2 million) for U.S. dollars, and to exchange U.S. dollars for Australian dollars ($1.5 million), Canadian dollars ($3.4 million) and Mexican pesos ($1.2 million). These contracts had maturity dates through May 2000 and a book value that approximates fair value. The cost and the fair value of these foreign currency exchange contracts was not material at March 31, 2000.

        The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors. In addition to hedging existing transactional exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimatable, and significant in amount. No such hedges have been undertaken through March 31, 2000.

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

        The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company classifies debt and preferred equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in Accumulated other comprehensive income, net of tax.

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

        The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At March 31, 2000, the average maturity of the Company's investment securities was approximately five months. All investment securities had maturities of less than two years. The following table presents certain information about the financial instruments held by the Company at March 31, 2000 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The Company believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of the Company's investment securities held at March 31, 2000:

================================================================================
AS OF MARCH 31, 2000                   EXPECTED MATURITY
                                    ----------------------
(in millions)                       ONE YEAR     MORE THAN   PRINCIPAL    FAIR
                                    OR LESS      ONE YEAR     AMOUNT      VALUE
--------------------------------------------------------------------------------
Available-for-sale securities.....    $318.7      $149.1      $467.8     $467.5
Weighted average interest rate....      4.42%       4.06%
Held-to-maturity..................    $  8.7           -        $8.7     $  8.7
Weighted average interest rate....      4.42%
================================================================================


        The Company has classified its investments in several Internet start-up companies as investments available for sale, included in "Investments in corporate equity securities" in the accompanying condensed consolidated balance sheets. Realized gains on the sale of these investments for the quarter ended March 31, 2000 were $9.5 million. The aggregate fair value of investments in corporate equity securities held at March 31, 2000, was $189.6 million. Gross unrealized gains were $173.5 million as of March 31, 2000 and are included, net of deferred income taxes of $66.8 million, as a component of "Accumulated other comprehensive income" in the accompanying condensed consolidated balance sheet. The unrealized holding gains relate to an investment in equity securities of a company that completed its public offering in the third quarter of 1999. These securities are subject to lock up provisions, which expire in August 2000. The Company intends to sell these investments when the lock up provisions expire(1). However, the stock market is highly volatile; and as a result we cannot give you assurance that the unrealized holding gains as of March 31, 2000 will be realized. As of the filing date of this Form, the gross unrealized gains had decreased to approximately $104.0 million.

        In August 1997, the Company issued an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a conversion price equal to $50.82 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $59.3 million and $54.6 million as of December 31, 1999 and March 31, 2000.


        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

        The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q with a footnote (1) symbol. The Company may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

        The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's 1999 Annual Report to Stockholders on Form 10-K.

PEOPLESOFT'S CONTINUED SUCCESS DEPENDS UPON ITS ABILITY TO RETAIN AND ATTRACT A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES.

        PeopleSoft believes that its future success will depend in large part upon its ability to attract, train and retain highly skilled technical, managerial, sales and marketing personnel. Although PeopleSoft invests significant resources in recruiting and retaining employees, competition for personnel in the software industry is intense, and, at times, PeopleSoft has had difficulty locating highly qualified candidates within desired geographic locations, or with certain industry-specific domain expertise. If PeopleSoft's competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements are ultimately unenforceable. PeopleSoft may grant large numbers of options or other stock-based awards to attract and retain personnel, which could be highly dilutive to PeopleSoft stockholders. The failure to attract, train, retain and effectively manage employees could increase PeopleSoft's costs, hurt PeopleSoft's development and sales efforts and cause a degradation of PeopleSoft's customer service.

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

------------------------------
(1) Forward-Looking Statement

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

    o   the size of license transactions can vary significantly;

    o the possibility of economic downturns that are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

    o customers may unexpectedly postpone or cancel system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

    o customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

    o changes in PeopleSoft's sales incentive plans have had and may continue to have an unpredictable impact on business patterns; and

    o the number, timing and significance of software product enhancements and new software product announcements by PeopleSoft and its competitors may affect purchase decisions.

        Several factors may require PeopleSoft to defer recognition of license revenue for a significant period of time after entering into a license agreement, including:

    o whether the license agreement relates partially or entirely to then unavailable software products;

    o whether enterprise transactions include both currently deliverable software products and software products that are under development or other undeliverable elements;

    o whether the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

    o whether the transaction involves acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as known defects; and

    o whether the transaction involves payment terms or fees that depend upon contingencies.

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

RECENT ACCOUNTING PRONOUNCEMENTS COULD ADVERSELY IMPACT PEOPLESOFT'S PROFITABILITY BY DELAYING SOME REVENUE RECOGNITION INTO FUTURE PERIODS.

        Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOPs 97-2 and 98-4 and 98-9. PeopleSoft adopted SOP 98-9 on January 1, 2000 and has changed certain business policies to meet the requirements of this SOP.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000 with respect to the effective dates. PeopleSoft is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, with which the Company believes it is in compliance, SAB 101 may change current interpretations of software revenue recognition requirements; which would result in PeopleSoft, recording a cumulative effect of a change in accounting principles in the second quarter of 2000, retroactive to January 1, 2000.

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

PEOPLESOFT'S RECENT AND FUTURE ACQUISITIONS MAY NOT BE SUCCESSFUL.

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

    o dilution of existing equity holders caused by capital stock issuances to the stockholders of acquired companies or to retain employees of the acquired companies;

    o   difficulty in maintaining controls, procedures and policies;

    o potential adverse impact on PeopleSoft's relationships with partner companies or third-party providers of technology or products;

    o   the impairment of relationships with employees and customers; and

    o issues with product quality, product architecture, legal contingencies, product development issues, or other significant issues that may not be detected through PeopleSoft's due diligence process.

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

    o PeopleSoft could face restrictions on the amount and timing of its utilization of, or could lose, the tax benefits associated with the research and development expenditures on the projects pursued by Momentum; and

    o if PeopleSoft chooses to acquire Momentum, it will likely be required to record significant accounting charges relating to acquisition of in-process research and development and amortization of goodwill, which would decrease earnings.

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

PEOPLESOFT MAY CHANGE PRICING PRACTICES WHICH COULD IMPACT OPERATING MARGINS OR CUSTOMER ORDERING PATTERNS.

        In the future, PeopleSoft may choose to make changes to its pricing practices. For example, PeopleSoft may offer additional discounts to customers, reduce transactions that involve a perpetual use license to its software products, or change maintenance pricing. Such changes could reduce margins or inhibit PeopleSoft's ability to sell its products.

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

IF AN INDUSTRY STANDARD DEVELOPMENT TOOL IS ESTABLISHED, CONFORMANCE TO THE STANDARD COULD REQUIRE A COSTLY REDESIGN OF EXISTING SOFTWARE PRODUCTS.

        PeopleSoft's software products include a suite of proprietary software development tools, known as PeopleTools, which are fundamental to the effective use of PeopleSoft's software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its software development tools as the accepted industry standard. If a software product other than PeopleTools becomes the clearly established and widely accepted industry standard, PeopleSoft may not be able to respond appropriately or rapidly to the emergence of an industry standard or might be compelled to abandon or modify PeopleTools in favor of such an established standard; be forced to redesign its software products to operate with such third party's software development tools; or face the potential sales obstacle of marketing a proprietary software product against other vendors' software products that incorporate a standardized software development toolset.

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

        PeopleSoft continues to invest in an effort to enhance its international operations. The global reach of PeopleSoft's business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. Changes in the following factors, among others, could have an adverse impact on PeopleSoft's business and earnings:

    o conducting business in currencies other than United States dollars subjects PeopleSoft to factors such as currency controls and fluctuations in currency exchange rates;

    o PeopleSoft may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate its foreign exchange exposure;

    o PeopleSoft may hedge some anticipated transactions and transaction exposures, but could experience losses if exchange rates move in the opposite direction;

    o   differing foreign technical standards;

    o increased cost and development time required to localize PeopleSoft products;

    o   lack of experience in a particular geographic market;

    o regulatory, social, political, labor or economic conditions in a specific country or region;

    o laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements;

    o   exposure to different legal standards; and

    o   operating costs in many countries are higher than in the United States.

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

        Also, PeopleSoft has in the past, and may in the future, enter into various development or joint business arrangements to develop new software products or extensions to its existing software products. Under these joint business arrangements, PeopleSoft may distribute itself or jointly sell with its business partners an integrated software product and pay a royalty to the business partner based on end-user license fees. While PeopleSoft intends to develop business applications that are integrated with its software products, these software products may in fact not be integrated or brought to market or the market may not accept the integrated enterprise solution. As a result, PeopleSoft may not achieve the revenues that it anticipated at the time it entered into the joint business arrangement.

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

        The market for PeopleSoft's software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. PeopleSoft's future success will depend in part upon its ability to:

    o   continue to enhance and expand its core applications;

    o   continue to provide enterprise solutions;

    o   continue to successfully integrate third-party products;

    o   enter new markets; and

    o develop and introduce new products that keep pace with technological developments, including developments related to the Internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance. PeopleSoft may not be able to enhance existing products or develop and introduce new products in a timely manner.

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

        Despite testing by PeopleSoft and by third parties, PeopleSoft's software programs, like all software programs generally, may contain a number of undetected errors when they are first introduced or as new releases are subsequently released. This may result in increased costs to correct such errors and reduced acceptance of PeopleSoft's software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

    o   vendor hardware platforms;

    o   operating systems and updated versions;

    o   PeopleSoft application software products and updated versions; and

    o   relational database management system platforms and updated versions.

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

        Currently, PeopleSoft supports client platforms using browsers certified to run its Java-based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (for PeopleSoft releases prior to Release 6 only), Windows NT, Windows 95, Windows 98 and Windows 2000. If Microsoft fundamentally changes the architecture of its software products so that users of PeopleSoft's software applications experience significant performance degradation or PeopleSoft's software applications become incompatible with future versions of Microsoft's Windows operating system, it could cause PeopleSoft to expend significant resources to reconfigure its products. The use of a Web browser as a primary user interface is emerging as an alternative to the traditional desktop access through networked Microsoft Windows-based personal computers. This client access via the Internet or an intranet involves numerous risks inherent in using the Internet, including security, availability and reliability. PeopleSoft may wish to offer its applications on future or existing client platforms that achieve popularity within the business application marketplace. These future or existing client platforms may or may not be architecturally compatible with PeopleSoft's current software product design. PeopleSoft may not be able to support new client interfaces and achieve market acceptance of new client interfaces that it does support.

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

    o announcements of technological innovations by PeopleSoft or its competitors;

    o new products or the acquisition of significant customers by PeopleSoft or its competitors;

    o developments with respect to patents, copyrights or other proprietary rights of PeopleSoft or its competitors;

    o changes in recommendations or financial estimates by securities analysts;

    o   changes in management;

    o   conditions and trends in the software industry generally;

    o the announcement of acquisitions or other significant transactions by PeopleSoft or its competitors;

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


         None

   Item 2. Changes in Securities and Use of Proceeds

         None

   Item 3. Defaults Upon Senior Securities

         None

   Item 4. Submission of Matters to a Vote of Security Holders

         None

   Item 5. Other Information

         None

   Item 6. Exhibits and Reports on Form 8 - K

        (a) Exhibits

               27.1 Financial Data Schedule

        (b) Reports on Form 8 - K

        The Company filed a Current Report on Form 8-K on January 4, 2000 and reported on the merger of PeopleSoft with The Vantive Corporation on December 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: May 15, 2000


                                 PEOPLESOFT, INC.



                                 By:  /s/ STEPHEN F. HILL
                                    --------------------------------------------
                                    Stephen F. Hill
                                    Sr. Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)

                               Index to Exhibits

       27.1 Financial Data Schedule