Form 10-Q
period 2000-06-30
PEOPLESOFT INC
filed 2000-08-14
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

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

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                            OUTSTANDING AT
                     CLASS                                   JULY 19, 2000
                     -----                                   -------------
         Common Stock, par value $.01 ...................     279,663,126


================================================================================

                                TABLE OF CONTENTS



                                                                                             PAGE NO.
                                                                                             --------
PART I              FINANCIAL INFORMATION

                    ITEM 1 -- Financial Statements

                    Condensed Consolidated Balance Sheets as of December 31,                     2
                    1999 and June 30, 2000

                    Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 1999 and June 30, 2000                   3

                    Condensed Consolidated Statements of Cash Flows for the                      4
                    Six Months Ended June 30, 1999 and June 30, 2000

                    Notes to Condensed Consolidated Financial Statements                         5

                    ITEM 2 -- Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                     11

                    ITEM 3 -- Financial Risk Management                                         18

PART II             OTHER INFORMATION

                    ITEM 1 --  Legal Proceedings                                                31

                    ITEM 2 --  Changes in Securities and Use of Proceeds                        32

                    ITEM 3 --  Defaults upon Senior Securities                                  32

                    ITEM 4 --  Submission of Matters to a Vote of Security Holders              32

                    ITEM 5 --  Other Information                                                32

                    ITEM 6 --  Exhibits and Reports on Form 8-K                                 32

SIGNATURES                                                                                      33

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                        December 31,                June 30,
                                                                           1999                       2000
                                                                        -----------                -----------
                                                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $   414,019                $   506,614
     Short-term investments                                                 290,122                    130,061
     Accounts receivable, net                                               331,104                    378,246
     Investments in corporate equity securities                             260,664                    121,479
     Deferred income taxes                                                       --                     52,804
     Other current assets                                                    63,467                     92,591
                                                                        -----------                -----------
         Total current assets                                             1,359,376                  1,281,795
Property and equipment, at cost                                             359,549                    378,144
         Less accumulated depreciation and amortization                    (187,056)                  (206,368)
                                                                        -----------                -----------
                                                                            172,493                    171,776
Investments                                                                  67,852                    160,187
Deferred income taxes                                                        18,774                     28,628
Capitalized software, less accumulated amortization                          27,286                     20,134
Other assets                                                                 42,097                     46,161
                                                                        -----------                -----------
         Total assets                                                   $ 1,687,878                $ 1,708,681
                                                                        ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    27,555                $    57,047
     Accrued liabilities                                                    121,434                    106,802
     Accrued compensation and related expenses                              130,245                    132,582
     Income taxes payable                                                    19,055                     33,230
     Deferred income taxes                                                   23,945                         --
     Deferred revenues                                                      429,929                    436,643
                                                                        -----------                -----------
         Total current liabilities                                          752,163                    766,304
Long-term debt                                                               69,000                     69,000
Other long-term liabilities                                                  14,050                      8,960
Long-term deferred revenues                                                  88,046                     84,474
Commitments and contingencies (see notes)
Stockholders' equity:
     Common stock                                                             2,709                      2,779
     Additional paid-in capital                                             538,643                    607,887
     Accumulated other comprehensive income                                 143,298                     56,575
     Retained earnings                                                       79,969                    112,702
                                                                        -----------                -----------
         Total stockholders' equity                                         764,619                    779,943
                                                                        -----------                -----------
         Total liabilities and stockholders' equity                     $ 1,687,878                $ 1,708,681
                                                                        ===========                ===========


See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ---------------------------        ---------------------------
                                                               1999              2000            1999              2000
                                                            ---------         ---------        ---------         ---------
Revenues:
     License fees                                           $  79,979         $ 109,833        $ 178,706         $ 200,068
     Services                                                 275,053           280,963          525,883           543,015
     Development and other services                             5,649            29,358            6,201            52,490
                                                            ---------         ---------        ---------         ---------
          Total revenues                                      360,681           420,154          710,790           795,573
Costs and Expenses:
     Cost of license fees                                       9,637             7,828           22,144            18,261
     Cost of services                                         147,312           149,435          286,162           292,722
     Cost of development services                               5,236            26,644            5,647            47,741
     Sales and marketing                                      100,548           112,059          204,317           198,589
     Product development                                       76,140            84,237          143,101           164,136
     General and administrative                                23,751            23,802           46,058            49,436
     Restructuring charges                                      3,089                --            7,444                --
      Contribution to Momentum Business Applications               --                --          176,409                --
                                                            ---------         ---------        ---------         ---------
          Total costs and expenses                            365,713           404,005          891,282           770,885
                                                            ---------         ---------        ---------         ---------
Operating (loss) income                                        (5,032)           16,149         (180,492)           24,688
Other income, net                                               4,525             8,187           11,973            25,864
                                                            ---------         ---------        ---------         ---------
     (Loss) income before income taxes                           (507)           24,336         (168,519)           50,552
Provision for income taxes                                         35             8,388            3,239            17,819
                                                            ---------         ---------        ---------         ---------
Net (loss) income                                           $    (542)        $  15,948        $(171,758)        $  32,733
                                                            =========         =========        =========         =========
Basic (loss) income per share                               $   (0.00)        $    0.06        $   (0.66)        $    0.12
Shares used in basic per share computation                    262,481           277,053          260,137           275,814
                                                            ---------         ---------        ---------         ---------
Diluted (loss) income per share                             $   (0.00)        $    0.06        $   (0.66)        $    0.12
Shares used in diluted per share computation                  262,481           280,609          260,137           281,574
                                                            ---------         ---------        ---------         ---------



See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



For the Six Months Ended June 30,                                                     1999              2000
                                                                                    ---------         ---------
Operating activities:
Net (loss) income                                                                   $(171,758)        $  32,733
Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
        Depreciation and amortization                                                  45,606            41,013
        Provision for doubtful accounts                                                 3,242               247
        Gain on sales of investments and loss on disposition of property and
          equipment, net                                                                   --            (8,587)
        Restructuring charges and other non-cash items                                  2,228            (1,334)
        Changes in operating assets and liabilities:
           Accounts receivable                                                         14,577           (54,014)
           Cash received from sales of accounts receivable                             22,931            22,617
           Accounts payable and accrued liabilities                                   (19,515)           (1,919)
           Accrued compensation and related expenses                                   19,492             2,337
           Income taxes payable                                                       (21,150)           14,175
           Deferred income taxes                                                       (7,727)          (35,638)
           Deferred revenues                                                           20,925             3,142
           Other assets and liabilities                                               (22,028)          (31,668)
                                                                                    ---------         ---------
        Net cash used in operating activities                                        (113,177)          (16,896)
Investing activities:
Purchase of investments available for sale                                           (187,408)         (200,172)
Proceeds from maturities and sales of investments available for sale                  197,551           232,411
Proceeds from maturities of investments held  to  maturity                             22,521            46,610
Purchase of property and equipment                                                    (23,724)          (29,229)
Additions to capitalized software                                                      (1,926)               --
Proceeds from sale of acquired software                                                    --             5,592
Acquisitions                                                                               --            (7,509)
                                                                                    ---------         ---------
        Net cash provided by investing activities                                       7,014            47,703
Financing activities:
Net proceeds from sale of common stock and exercise of  stock options                  36,752            55,866
Tax benefits from exercise of stock options                                             3,626             7,712
Distribution of Momentum Business Applications shares                                 (78,622)               --
Payments on capital leases                                                               (115)             (101)
                                                                                    ---------         ---------
        Net cash (used in) provided by financing activities                           (38,359)           63,477
Effect of foreign exchange rate changes on cash                                        (2,126)           (1,689)
                                                                                    ---------         ---------
Net (decrease) increase in cash and cash equivalents                                 (146,648)           92,595
Cash and cash equivalents at beginning of period                                      531,722           414,019
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $ 385,074         $ 506,614
                                                                                    =========         =========
Supplemental disclosures:
   Cash paid for interest                                                           $   1,893         $   2,007
   Cash paid for income taxes, net of refunds                                       $  28,736         $  25,197
                                                                                    =========         =========



See accompanying notes to condensed consolidated financial statements

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

        The information for the three- and six-month periods ended June 30, 1999 and 2000 is unaudited but includes all adjustments (consisting only of normal, recurring adjustments) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior-period amounts have been reclassified to conform to the current period presentation.

        The Company merged with The Vantive Corporation ("Vantive") on December 31, 1999. This merger was accounted for using the pooling of interests method of accounting and therefore the condensed consolidated financial statements reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined for all periods presented.

        The results of operations of Momentum Business Applications, Inc. ("Momentum Business Applications") were consolidated with the results of operations of the Company through March 15, 1999. The Condensed Consolidated Statement of Operations for the six-month period ended June 30, 1999 includes Momentum Business Application's results through March 15, 1999.

        The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders (Form 10-K) for the year ended December 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Interim results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.


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

        The following table sets forth the computation of basic and diluted income (loss) per share.


(In thousands, except per share amounts)                       Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------        ---------------------------
                                                                  1999             2000             1999              2000
                                                               ---------         ---------        ---------         ---------
Numerator:
      Net (loss) income                                        $    (542)        $  15,948        $(171,758)        $  32,733
Denominator:
     Denominator for basic (loss) income per share --
          weighted average shares outstanding                    262,481           277,053          260,137           275,814
      Employee stock options                                          --             3,556               --             5,760
     Denominator for diluted (loss) income per share --
          adjusted weighted average shares outstanding
          assuming exercise of common equivalent shares          262,481           280,609          260,137           281,574
                                                               ---------         ---------        ---------         ---------
Basic (loss) income per share                                  $   (0.00)        $    0.06        $   (0.66)        $    0.12
                                                               ---------         ---------        ---------         ---------
Diluted (loss) income per share                                $   (0.00)        $    0.06        $   (0.66)        $    0.12
                                                               =========         =========        =========         =========

      Approximately 20.0 million shares of weighted average common stock equivalents at prices ranging from $15.00 to $46.50 and 8.9 million shares of weighted average common stock equivalents at prices ranging from $19.17 to $46.50 were excluded in the computation of diluted earnings per share during the three- and six-month periods ended June 30, 2000 because the options' exercise prices were greater than the average market price of the common shares during the period. Common stock equivalents were not included in the calculation of diluted loss per share during the three and six months ended June 30, 1999 because they would have a dilutive effect on the loss per share. Approximately
51.5 million and 47.1 million shares of weighted average common stock equivalents at prices ranging from $0.001 and $46.50 were outstanding during the three and six month periods ended June 30, 1999.

3. COMPREHENSIVE LOSS

The components of comprehensive loss, net of taxes, were as follows:


(in thousands)                                   Three Months Ended                 Six Months Ended
                                                      June 30,                           June 30,
                                            ---------------------------         ---------------------------
                                               1999              2000             1999              2000
                                            ---------         ---------         ---------         ---------
Net (loss) income                           $    (542)        $  15,948         $(171,758)        $  32,733
Other comprehensive (loss) income:
    Net change in unrealized gain on
      investments available-for-sale               --           (43,571)               --           (85,034)
  Foreign currency translation                    401            (2,223)           (2,124)           (1,689)
                                            ---------         ---------         ---------         ---------
 Comprehensive loss                          $ ( 141)         $ (29,846)        $(173,882)        $ (53,990)
                                            =========         =========         =========         =========

4. INVESTMENTS IN CORPORATE EQUITY SECURITIES

        The Company has classified certain investments in Internet start-up companies as investments available for sale, included in "Investments in corporate equity securities" in the accompanying condensed consolidated balance sheets. Realized gains on the sale of these investments for the three- and six-month periods ended June 30, 2000 were $0 and $9.5 million. The aggregate fair value of corporate equity securities held at June 30, 2000, was $121.5 million. Gross unrealized gains were $102.3 million as of June 30, 2000, and are included, net of deferred income taxes of $39.4 million, as a component of "Accumulated other comprehensive income" in the accompanying condensed consolidated balance sheets. The unrealized holding gains relate to one investment in equity securities in a company that completed its public offering in the third quarter of 1999. These securities are subject to lock-up provisions, which expire in August 2000. Subsequent to June 30, 2000, the Company sold a portion of these marketable equity securities, which generated gross gains of more than $50 million.

5. FINANCIAL INSTRUMENTS

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into forward foreign exchange contracts and interest rate contracts to manage certain exposures to fluctuations in foreign exchange and interest rates. The Company has written policies that place all foreign currency forward transactions under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes.

Forward Foreign Exchange Contracts

        The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward foreign currency exchange contracts as the vehicle for hedging these intercompany balances. The Company uses two multinational banks for substantially all of these contracts. In general, these contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. During the three-month periods ended June 30, 1999 and 2000 the Company recorded net gains from these settled contracts and underlying foreign currency exposures that were insignificant and $1.3 million. During the six-month periods ended June 30, 1999 and 2000 the Company recorded a net loss of approximately $(0.4) million and a gain of approximately $2.4 million, from these settled contracts and underlying foreign currency exposures. At June 30, 2000, the Company had outstanding forward exchange contracts totaling $65.2 million, to exchange Euros ($56.5 million), Singapore dollars ($7.7 million), South African rands ($0.1 million), Swiss francs ($2.8 million), New Zealand dollars ($0.7 million), Hong Kong dollars ($0.4 million) and Canadian dollars ($1.7 million) for U.S. dollars, and to exchange U.S. dollars for Australian dollars ($0.6 million) and British pounds ($4.1 million). Each of these contracts had maturity dates through July 2000 and a book value that approximates fair value. The cost and the fair value of these foreign currency exchange contracts was not material at June 30, 2000.

Interest Rate Contracts

        Starting June 2000, the Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its $70.0 million floating rate synthetic lease obligation. The interest rate on the synthetic lease obligation is a floating rate, currently LIBOR plus 1%, that at the Company's election resets on a 1, 2, 3, or 6-month interval. At June 30, 2000, the Company had one outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of $44.0 million. This agreement effectively changes the Company's interest rate exposure on the $44.0 million due 2003 to a fixed 7.1225%. The interest rate contract matches the underlying terms of the synthetic lease obligation.

Concentrations of Credit Risk

        The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States.


6. TRANSFER OF FINANCIAL ASSETS

        The Company transfers accounts receivable under certain software license agreements with customers to financial institutions. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). As of June 30, 2000, the Company had servicing obligations related to approximately $8.7 million of accounts receivable that had been sold under these arrangements. In the event that these receivables are not fully repaid to the financial institution, the Company could be obligated to pay up to ten percent of the amount of the accounts receivable.

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

        In the fourth quarter of 1999, the Company incurred a pretax exit charge of $34.1 million resulting from the merger of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas, were eliminated. At June 30, 2000, a total of 43 employees had separated from the Company.

        The following table sets forth the components of the Company's restructuring reserves as of June 30, 2000, which are included in "Accrued liabilities."


(In thousands)                   Employee          Asset
                                  Costs         Write-Downs         Leases           Other            Total
                                 --------       -----------        --------         --------         --------
Balance December 31, 1999        $  4,168         $  1,536         $  5,870         $ 11,535         $ 23,109
   Cash payments                   (2,883)              --             (702)            (653)          (4,238)
   Non-cash items                      --             (840)              --               --             (840)
                                 --------         --------         --------         --------         --------
Balance June 30, 2000            $  1,285         $    696         $  5,168         $ 10,882         $ 18,031
                                 ========         ========         ========         ========         ========

8. COMMITMENTS AND CONTINGENCIES

        Beginning on January 29, 1999, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia
v. Duffield, et al., C 99-0472. Following appointment of lead plaintiffs under the provisions of the Private Securities Litigation Reform Act, a consolidated amended complaint was filed on December 6, 1999 (the "Consolidated Complaint"). The Consolidated Complaint named the Company and David Duffield, Albert Duffield, Ronald Codd, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, Cyril Yansouni and George Still as defendants.

        The Consolidated Complaint purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999. The Consolidated Complaint alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandoned all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of improper accounting related to the Company's write-downs for "in process research and development" in connection with various acquisitions, and improper accounting related to the Company's spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

        On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint. The motions were heard on May 4, 2000. On May 26, 2000, following post-hearing submissions, the Court entered an order: a) dismissing all claims against defendants Albert Duffield, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, George Still and Cyril Yansouni, without leave to amend; b) dismissing all claims relating to the time period prior to May 27, 1998; c) denying the motion to dismiss as to various forward-looking statements allegedly made by the Company between May 27, 1998 and January 28, 1999; and d) limiting the class period for which claims may be asserted to the same time period. A First Amended Complaint was filed on June 12, 2000. The Court has set a case management schedule pursuant to which the Company will be required to provide discovery to plaintiffs prior to December 29, 2000. A final pre-trial conference will be held on March 12, 2001. The Company believes it has valid defenses to the claims that have not already been dismissed by the Court. However, no assurance can be given that if there is an unfavorable resolution of the litigation, there would not be a material adverse impact on the Company's future financial position or results of operations or cash flows. However, the Company has in place insurance that would be available in the event of an adverse result to cover at least a portion of any amounts determined to be payable, subject to a deductible.

        On June 30, 2000, a stockholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action is based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that already have been dismissed in the federal action. The Company believes that the derivative claims are not proper due to plaintiffs' failure to make pre-suit demand on the Company as required by law, and intends to file a motion dismissing the litigation on those grounds.

        The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of the operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

9. SEGMENT AND GEOGRAPHIC AREAS

        Based on the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), which establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports, the Company identified its chief executive officer ("CEO") as the chief operating decision maker. During the six month period ended June 30, 2000, the Company's CEO evaluated revenue performance based on two segments: North America, which includes the U.S. and Canada, and International, which includes all other geographic regions. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any other segment. Thus, the Company is not required to disclose any additional information pursuant to SFAS 131. The accounting policies for each of the reportable segments shown below are the same as those described in the summary of significant accounting policies.

        The following table presents a summary of operating information and certain balance sheet information by operating segment for the periods presented.


(In thousands)                                Three Months Ended June 30,              Six Months Ended June 30,
                                            -------------------------------         -------------------------------
                                               1999                 2000                1999                2000
                                            -----------         -----------         -----------         -----------
Revenues from unaffiliated customers
  North America                             $   281,240         $   329,271         $   577,539         $   628,761
  International                                  79,441              90,883             133,251             166,812
                                            -----------         -----------         -----------         -----------
  Consolidated                              $   360,681         $   420,154         $   710,790         $   795,573
                                            ===========         ===========         ===========         ===========
Operating (loss) income
  North America                             $   (17,400)        $    (9,407)        $  (198,441)        $   (11,110)
  International                                  12,368              25,556              17,949              35,798
                                            -----------         -----------         -----------         -----------
  Consolidated                              $    (5,032)        $    16,149         $  (180,492)        $    24,688
                                            ===========         ===========         ===========         ===========
Identifiable assets
  North America                             $ 1,285,693         $ 1,483,969         $ 1,285,693         $ 1,483,969
  International                                 149,875             224,712             149,875             224,712
                                            -----------         -----------         -----------         -----------
  Consolidated                              $ 1,435,568         $ 1,708,681         $ 1,435,568         $ 1,708,681
                                            ===========         ===========         ===========         ===========

        Revenues from Europe represented 14% and 13% of total revenues for the three-month periods ended June 30, 1999 and 2000. Revenues from Europe represented 11% and 12% of total revenues for the six-month periods ending June 30, 1999 and June 30, 2000.


10. REVENUE RECOGNITION

        PeopleSoft adopted Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", on January 1, 2000 and has changed certain business policies to meet the requirements of this SOP.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000 with respect to the effective dates. PeopleSoft is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2000 and is currently in the process of assessing the impact of its adoption. While SAB 101 does not supersede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, once complete guidance is disseminated, SAB 101 may change current interpretations of software revenue recognition requirements, which could result in PeopleSoft recording a cumulative effect of a change in accounting principles in the fourth quarter of 2000, retroactive to January 1, 2000 and could require PeopleSoft to defer revenue recognized during the first two quarters of 2000 into subsequent periods.

               ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        As more fully described in the "Merger" section of the Management's Discussion and Analysis of financial condition and Results of Operations included in the 1999 Annual Report on Form 10-K, PeopleSoft, Inc. ("PeopleSoft") merged with The Vantive Corporation ("Vantive") on December 31, 1999. The condensed consolidated financial statements for the three- and six-month periods ended June 30, 1999 included in this report on Form 10-Q have been prepared following the pooling of interests method of accounting and therefore reflect the combined operating results and cash flows of PeopleSoft and Vantive as if they had been combined for the prior-year periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The management's discussion and analysis of financial condition and results of operations that follows is also based on the assumption that PeopleSoft and Vantive were combined for the three- and six-month periods ended June 30, 1999.


                              RESULTS OF OPERATIONS

        The following table sets forth, the percentage of dollar change period over period and the percentage of total revenues represented by certain line items in the Company's condensed consolidated statements of operations, for the three- and six-month periods ended June 30, 1999 and 2000.


                                                       Three months ended June 30,              Six months ended June 30,
                                                -------------------------------------     ----------------------------------------
                                                 Percentage of        Percentage of          Percentage of         Percentage of
                                                Dollar  Change       Total Revenues          Dollar Change        Total Revenues
                                                  2000/1999        1999          2000          2000/1999        1999          2000
                                                --------------     ----          ----         ----------        ----          ----
Revenues:
  License fees .............................          37%           22%           26%              12%           25%           25%
  Services .................................           2            76            67                3            74            68
  Development and other services ...........           *             2             7                *             1             7
                                                     ---           ---           ---              ---           ---           ---
          Total revenues ...................          16           100           100               12           100           100
                                                     ===           ===           ===              ===           ===           ===
Costs and expenses:
  Cost of license fees .....................         (19)%           3%            2%             (18)%           3%            2%
  Cost of services .........................           1            41            36                2            40            37
  Cost of development services .............           *             1             6                *             1             6
  Sales and marketing ......................          11            28            27               (3)           29            25
  Product development ......................          11            21            20               15            20            21
  General and administrative ...............           0             7             6                7             6             6
  Restructuring charges ....................         n/a             1           n/a              n/a             1           n/a
  Contribution to Momentum
       Business Applications ...............         n/a           n/a           n/a              n/a            25           n/a
                                                     ---           ---           ---              ---           ---           ---
          Total costs and expenses .........          10           101            96              (14)          125            97
                                                     ===           ===           ===              ===           ===           ===
Operating (loss) income ....................           *            (1)%           4%            (114)%         (25)%           3%
                                                     ---           ---           ---              ---           ---           ---
Other income, net ..........................          81             1             2              116             2             3
                                                     ---           ---           ---              ---           ---           ---
Provision for income taxes .................           *             0             2                *             0             2
                                                     ===           ===           ===              ===           ===           ===

*Not meaningful

REVENUES

        Revenue from license fees increased by 37%, from $80.0 million in the second quarter of 1999 to $109.8 million in the second quarter of 2000. The increase in revenue from license fees was primarily the result of increased license fees from the Company's Enterprise Resource Planning ("ERP") back office products and an increase in license fees of the Company's CRM and supply chain management products. During the second quarter of 1999, due to uncertainties arising from product related issues, the Company deferred revenue totaling approximately $10.0 million for two business units. For the year-to-date period, revenue from license fees increased by 12% from $178.7 million during the six-month period ended June 30, 1999 to $200.1 million during the six-month period ended June 30, 2000. The increase in revenue from license fees during the year-to-date period was primarily the result of an increase in license fees from the Company's supply chain management products and an increase in license fees for the Company's ERP back office products.

        At December 31, 1999 and June 30, 2000, the Company had deferred license revenue in the amount of $70.8 million and $57.6 million. The deferred license revenue balances do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivable balances. As of December 31, 1999 and June 30, 2000, $37.0 million and $58.9 million in unbilled receivables was netted against deferred license revenue.

        Revenue from services increased by 2% from $275.1 million in the second quarter of 1999 to $281.0 million in the second quarter of 2000. The change in services revenue during the second quarter of 2000 when compared to the second quarter of 1999 resulted primarily from an increase in maintenance revenue in the amount of $21.4 million, partially offset by decreases in training revenue of $11.9 million and consulting revenue of $3.5 million. On a sequential basis, revenue from training services was essentially flat; revenue from consulting services increased by 11%. Due to factors such as changes in deferred revenue balances, we cannot give you assurance that revenue from consulting services will continue to increase. Revenue from services as a percentage of total revenues was 76% and 67% for the quarters ended June 30, 1999 and 2000. The decrease in service revenue as a percentage of total revenues during the second quarter of 2000 reflects primarily the change in revenue mix during the quarter, which includes revenue from development services in the amount of $29.4 million compared to $5.6 million in the prior-year quarter and 37% increase in license revenue. Excluding revenues from development services, revenue from services would have been 72% of total revenues. For the year-to-date period, revenue from services increased by 3% from $525.9 million, or 74% of total revenues, in the prior year period to $543.0 million, or 68% of total revenues, in the current year-to-date period. An increase in revenue from maintenance services in the amount of $40.3 million was partially offset by decreases in revenue from training services in the amount of $20.7 million and consulting services in the amount of $2.5 million. If PeopleSoft is not successful in expanding its consulting and training services, total revenues for the Company could be adversely impacted in the future(1).

        Revenue from development services increased from $5.6 million during the second quarter of 1999 to $29.4 million during the second quarter of 2000. Per the terms of the development agreement with Momentum Business Applications, Inc. ("Momentum"), the Company performs development services on behalf of Momentum; Momentum pays one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. Cost of development services increased from $5.2 million during the second quarter of 1999 to $26.6 million during the second quarter of 2000. The first quarter of 1999 was the first quarter of Momentum's existence and since then, many more projects have been undertaken by Momentum. The Company also charges Momentum a quarterly administrative fee of $0.1 million. For the year-to-date period, revenue from development services increased from $6.2 million during the six months ended June 30, 1999 to $52.5 million during the


-----------------------
(1) Forward-Looking Statement
six months ended June 30, 2000; cost of development services increased from $5.6 million during the six-month period ended June 30, 1999 to $47.7 million during the same period in the current year. Cost of development services for the six months ended June 30, 2000 includes approximately $2.3 million of third-party royalty costs for technology that will be incorporated into products developed by Momentum. During the third quarter of 2000, the Company expects revenues from development services to increase; but in the fourth quarter of 2000, with the anticipated general availability of PeopleSoft 8, the Company expects revenues from development services to decrease from the third quarter of 2000.

        Total revenues increased by 16% from $360.7 million in the second quarter of 1999 to $420.2 million in the second quarter of 2000. The increase in total revenues during the quarter is primarily attributable to the $29.9 million increase in revenue from license fees and the $23.7 million increase in revenue from development services. For the year-to-date period, total revenues increased by 12% from $710.8 million during the six months ended June 30, 1999 to $795.6 million during the six months ended June 30, 2000. The year-to-date increase is attributable to an increase of $46.3 million in revenue from development services, an increase in revenue from license fees of $21.4 million and an increase in revenue from services of $17.1 million.

Revenues by Segment

        At June 30, 2000, the Company is organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions.

        During the second quarter of 2000, revenues from the North America segment increased by 17% from $281.2 million, or 78% of total revenues, in the second quarter of 1999 to $329.3 million, or 78% of total revenues, in the second quarter of 2000. The quarter-over-quarter increase was primarily attributable to an increase in revenues from development services in the amount of $23.7 million and an increase in license revenues in the amount of $22.2 million. For the year-to-date period, revenues from the North America segment increased by 9% from $577.5 million, or 81% of total revenues, to $628.8 million, or 79% of total revenues. The year-to-date increase in revenues from the North America segment is primarily the result of the increase in revenues from development services, which increased by $46.3 million.

        Revenues from the International segment increased by 14% from $79.4 million, or 22% of total revenues, in the second quarter of 1999 to $90.9 million, or 22% of total revenues, in the second quarter of 2000. Within the International segment, revenues from Europe represented 14% and 13% of total revenues during the second quarter of 1999 and the second quarter of 2000, where the Company experienced growth in revenues from services compared to the prior-year quarter. For the year-to-date period, revenues from the International segment increased by 25% from $133.3 million, or 19% of total revenues, during the six months ended June 30, 1999 to $166.8 million, or 21% of total revenues, during the same period in the current year. Revenues from Europe represented 11% and 12% of total revenues during the year-to-date period. The year-to-date increase in revenues from the International segment is primarily due to increases in revenues from the Europe and Latin America regions.

COSTS AND EXPENSES

        Cost of license fees consists principally of royalties, technology access fees for certain third-party software products and amortization of capitalized software costs. Cost of license fees decreased from $9.6 million in the second quarter of 1999 to $7.8 million in the second quarter of 2000, representing 3% and 2% of total revenues. Cost of license fees represented 12% of license fee revenues in the second quarter of 1999 and 7% of license fee revenues in the second quarter of 2000. During the six months ended June 30, 1999 and 2000, cost of license fees decreased from $22.1 million to $18.3 million, representing 3% and 2% or total revenues and 12% and 9% of license revenues. The quarter-to-date and year-to-date decrease in cost of license fees was due in part to resolution of a royalty liability of $2.4 million, where payment was no longer required. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from


---------------------------------
(1) Forward-Looking Statement
various third-party vendors may cause the cost of license fees to increase in future periods in dollar amount and as a percentage of license fee revenues(1). The Company's products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees as a percentage of license fee revenues will likely fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software(1).

        Cost of services consists primarily of employee-related costs and other expenses incurred to provide consulting and installation services, customer care center administrative support, account management field support, training, and product support. These costs increased from $147.3 million in the second quarter of 1999 to $149.4 million in the second quarter of 2000, representing 41% and 36% of total revenues and 54% and 53% of service revenues. Cost of services for the year-to-date period increased from $286.2 million during the six months ended June 30, 1999 to $292.7 million during the six months ended June 30, 2000, representing 40% and 37% of total revenues and 54% of service revenues in each of those periods. The dollar increase in cost of services during the quarter and year-to-date periods is consistent with the increase in services revenue. The Company anticipates cost of services will increase in dollar amount, and may increase as a percentage of service revenues and total revenues in future periods(1).

        Sales and marketing expenses increased from $100.5 million in the second quarter of 1999 to $112.1 million in the second quarter of 2000, representing 28% and 27% of total revenues in each of those quarters. The increase was primarily attributable to an increase in advertising expenses and sales compensation costs during the quarter. For the year-to-date period, sales and marketing expense decreased from $204.3 million for the six months ended June 30, 1999 to $198.6 million during the six months ended June 30, 2000. The increase in advertising expenses during the second quarter of 2000 partially offset the decrease in sales and marketing expenses during the first quarter of 2000, which resulted in part from a decrease in consulting services related to sales support. Sales and marketing expenses may increase in dollar amount and as a percentage of total revenues in future periods as the Company increases its sales force and marketing and advertising expenses in support of the anticipated general availability of PeopleSoft 8 and the recently acquired CRM product line(1).

        Software product development expenditures consist of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Software product development expenses increased from $76.1 million in the second quarter of 1999 to $84.2 million in the second quarter of 2000, representing 21% and 20% of total revenues in each of those quarters. The Company's research and development staff consisted of 1,624 and 2,006 employees as of June 30, 1999 and June 30, 2000. For the year-to-date period, product development expenses increased from $143.1 million during the six months ended June 30, 1999 to $164.1 million for the six months ended June 30, 2000. The Company's current focus in application development is to complete its next major release, PeopleSoft 8, which is expected to be the first pure HTML internet client offering from the Company, and includes internet technologies, such as XML, publish-subscribe and business interlink(1). In addition to this major technology shift, the Company expects to deliver enhanced functionality in its core products and a number of new applications, mostly focused on eCommerce and Internet collaboration(1). The Company expects that the dollar amount invested in software product development expenses will continue to increase during the third quarter of 2000 as the Company continues to invest in expanded functionality across all of its software product offerings, including global product requirements and industry specific requirements(1). There can be no assurance that such development efforts will result in products, features or functionality or that software products, features or functionality that are developed will be accepted by the market.



---------------------------------
(1) Forward-Looking Statement

        General and administrative expenses were $23.8 million during the second quarter of 1999 and second quarter of 2000, representing 7% and 6% of total revenues. An increase in amortization of goodwill and value of workforce of approximately $1.9 million was offset by various decreases in other areas, including the favorable resolution of a contract liability with a business partner. For the year-to-date period, general and administrative expenses were $46.1 million for the six months ended June 30, 1999 and $49.4 million for the six months ended June 30, 2000. The year to date dollar increase is primarily due to an increase in amortization of goodwill and value of workforce of $3.9 million resulting from the TriMark and Distinction acquisitions in May and August of 1999.

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

        In the fourth quarter of 1999, the Company incurred a pretax exit charge of $34.1 million resulting from the merger of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas, were eliminated. At June 30, 2000, a total of 43 employees had separated from the Company.

        The following table sets forth the components of the Company's restructuring reserves as of June 30, 2000, which are included in "Accrued liabilities" in the accompanying condensed consolidated balance sheets.


(in millions)                            Employee       Asset
                                           Costs      Write-Downs      Leases        Other         Total
                                         --------     -----------      -----         -----         -----
Balance December 31, 1999 .........        $ 4.2         $ 1.5         $ 5.9         $11.5         $23.1
   Cash payments ..................         (2.9)           --          (0.7)         (0.6)         (4.2)
   Non-cash items .................           --          (0.8)           --            --          (0.8)
                                           -----         -----         -----         -----         -----
Balance June 30, 2000 .............        $ 1.3         $ 0.7         $ 5.2         $10.9         $18.1
                                           =====         =====         =====         =====         =====


CONTRIBUTION TO MOMENTUM BUSINESS APPLICATIONS

        During 1998, PeopleSoft formed Momentum Business Applications, Inc. ("Momentum"), a research and development company designed to develop eBusiness, analytic applications and industry-specific software products. All of the outstanding shares of Momentum Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum. PeopleSoft consolidated Momentum into its financial statements for the fourth quarter of 1998. However, during the first quarter of 1999, Momentum no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less a $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum, and expenses incurred by Momentum while consolidated with the Company.

OTHER INCOME, NET

        "Other income, net," which includes interest income, interest expense and other, increased from $4.5 million in the second quarter of 1999 to $8.2 million in the second quarter of 2000, and from $12.0 million in the six months ended June 30, 1999 to $25.9 million during the six months ended June 30, 2000. The increase during the quarter was primarily the result of an increase in interest income. The year-to-date increase was primarily the result of $9.5 million in gains on the sale of corporate equity securities during the first quarter of 2000 and an increase in interest income. See also "Investments in Corporate Equity Securities and Unrealized Gains."

PROVISION FOR INCOME TAXES

        The Company's income tax provision increased from an insignificant amount in the three-month period ended June 30, 1999 to $8.4 million for the same period in 2000 and increased from $3.2 million in the six-month period ended June 30, 1999 to $17.8 million for the same period in 2000. The effective tax rate was 38.1% and 34.5% for the six months ended June 30, 1999 and June 30, 2000, excluding the impact of the charges related to Momentum and the restructuring charges occurring in the first half of 1999 as well as the impact of the gain on sale of marketable equity securities in the first quarter of 2000. The 2000 rate is lower than the 1999 rate mainly due to the statutory extension of the research and development credit. The net deferred tax assets at June 30, 2000 were $81.4 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

NET INCOME (LOSS) PER SHARE

        Diluted net income (loss) per share increased from an insignificant loss per share in the second quarter of 1999 to net income of $0.06 per share in the second quarter of 2000. Weighted average shares outstanding used in the calculation of diluted net income (loss) per share were 262.5 million for the second quarter of 1999 compared to 280.6 million for the second quarter of 2000. Net loss for the second quarter of 1999 included $3.1 million for restructuring charges. Diluted net income (loss) per share for the year-to-date period increased from a net loss of $(0.66) for the six months ended June 30, 1999 to $0.12 for the six months ended June 30, 2000. Net loss for the six months ended June 30, 1999 included pretax charges of $176.4 million for the contribution to Momentum Business Applications and $7.4 million for restructuring charges. Net income for the six months ended June 30, 2000 included a pretax gain on the sale of corporate equity securities in the amount of $9.5 million. Weighted average shares outstanding, used in the calculation of diluted net income (loss) per share, were 260.1 million for the six months ended June 30, 1999 compared to
281.6 million for the six months ended June 30, 2000. Shares outstanding during 2000 might be impacted by the following factors: (i) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; (ii) the issuance of common stock associated with stock option exercises and the employee stock purchase plan; (iii) the issuance of common stock to effect business combinations, should the Company enter into such transactions; and (iv) potential conversion of subordinated notes into common stock of the Company(1).

INVESTMENTS IN CORPORATE EQUITY SECURITIES AND UNREALIZED GAINS

        The Company has classified certain investments in Internet start-up companies as investments available for sale, included in "Investments in corporate equity securities" in the accompanying condensed consolidated balance sheets. Realized gains on the sale of these investments for the three- and six-month periods ended June 30, 2000 were $0 and $9.5 million. The aggregate fair value of corporate equity securities held at June 30, 2000, was $121.5 million. Gross unrealized gains were $102.3 million as of June 30, 2000, and are included, net of deferred income taxes of $39.4 million, as a component of "Accumulated other comprehensive income" in the accompanying condensed consolidated balance sheets. The unrealized


---------------------------------
(1) Forward-Looking Statement
holding gains relate to one investment in equity securities in a company that completed its public offering in the third quarter of 1999. These securities are subject to lock-up provisions, which expire in August 2000. Subsequent to June 30, 2000, the Company sold a portion of these marketable equity securities, which generated gross gains of more than $50 million. The stock market is highly volatile, as a result, we cannot give you assurance that the additional unrealized holding gains as of June 30, 2000 will be realized, and we may even incur losses on our remaining holdings(1).

NEWLY ISSUED ACCOUNTING STANDARDS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000 with respect to the effective dates. PeopleSoft is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2000 and is currently in the process of assessing the impact of its adoption. While SAB 101 does not supersede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, once complete guidance has been disseminated, SAB 101 may change current interpretations of software revenue recognition requirements, which could result in PeopleSoft recording a cumulative effect of a change in accounting principles in the fourth quarter of 2000 retroactive to January 1, 2000 and could require PeopleSoft to defer revenue recognized during the first two quarters of 2000 into subsequent periods.



                         LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2000, the Company had $515.5 million in working capital, including $506.6 million in cash and cash equivalents and $130.1 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. The Company believes that the combination of cash and cash equivalents and short-term investment balances, issuance of stock under the employee purchase plan and stock option exercises, proceeds from sale of strategic equity security investments, and potential cash flow from operations will be sufficient to satisfy its operating cash requirements and expected purchases of property and equipment at least through the next twelve months(1).

        The following table summarizes the Company's cash flows from operating, investing and financing activities.


            Six Months Ended June 30,                                                           1999            2000
            (in millions)                                                                     -------         -------
            Net cash (used in) provided by:
                Operating activities .................................................        $(113.2)        $ (17.0)
                Investing activities .................................................            7.0            47.8
                Financing activities .................................................          (38.4)           63.5
                Effect of exchange rate changes on cash and cash equivalents .........           (2.1)           (1.7)
                                                                                              -------         -------
            (Decrease) increase in cash and cash equivalents .........................        $(146.7)        $  92.6
                                                                                              =======         =======

        Net cash used in operating activities was $113.2 and $17.0 million during the six-month periods ended June 30, 1999 and 2000. Cash used in operating activities for the first six months of 1999 resulted primarily from the net loss for the period, which included the $176.4 contribution to Momentum Business Applications, plus a decrease in income taxes payable of approximately $21.1 million and an increase in


---------------------------------
(1) Forward-Looking Statement
other assets and liabilities of approximately $22.0 million, all of which were partially offset by non-cash charges of approximately $51.1 million, including amortization and depreciation, a decrease in accounts receivable of approximately $37.5 million and an increase in deferred revenues of approximately $20.9 million. Excluding the contribution to Momentum Business Applications, operating activities provided cash of approximately $63.2 million. The cash used in operating activities during the six months ended June 30, 2000 was primarily the result of net income of $32.7 million plus non-cash items totaling approximately $31.3 million, including depreciation and amortization, and an increase in income taxes payable of approximately $14.2 million, offset by an increase in accounts receivable of approximately $31.4 million, a decrease in deferred income taxes of approximately $35.6 million and an increase in other assets and liabilities of approximately $31.7 million.

        Net cash provided by investing activities was $7.0 million during the six-month period ended June 30, 1999 and $47.7 million during the six-month period ended June 30, 2000. The Company's principal source of cash from investing activities in the six-month period ended June 30, 1999 included net proceeds from maturities of investments in the amount of $32.7 million, which were partially offset by purchases of property and equipment in the amount of $23.7 million. The Company's principal source of cash from investing activities during the six-month period ended June 30, 2000 was net proceeds from maturities and sales of investments of $78.9 million, which were partially offset by purchases of property and equipment in the amount of $29.2 million.

Net cash used in financing activities during the six-month period ended June 30, 1999 was $38.4 million compared to net cash provided by financing activities during the six-month period ended June 30, 2000, in the amount of $63.5 million. The principal use of cash for financing activities during the six months ended June 30, 1999 was the Company's distribution of $78.6 million in Momentum Business Applications shares to PeopleSoft stockholders, which was partially offset by proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program in the amount of $36.8 million. The principal source of cash provided by financing activities during the six-month period ended June 30, 2000 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program in the amount of $55.9 million .


                       ITEM 3 - FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE RISK

        During the six months ended June 30, 1999 and 2000, the Company's revenue originating outside the United States was 23% and 24% of total revenues, including revenues generated in Europe of 11% and 12% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

        The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, local regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company could experience a material adverse effect on its business and results of operations arising from its foreign operations.

        The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which the cost of software, including certain development costs, incurred in the United States is charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability(1).

        The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward foreign currency exchange contracts as the vehicle for hedging these intercompany balances. The Company uses two multinational banks for substantially all of these contracts. In general, these contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. During the three-month periods ended June 30, 1999 and 2000 the Company recorded net gains from these settled contracts and underlying foreign currency exposures that were insignificant and $1.3 million. During the six-month periods ended June 30, 1999 and 2000 the Company recorded a net loss of approximately $(0.4) million and a gain of approximately $2.4 million, respectively, from these settled contracts and underlying foreign currency exposures. At June 30, 2000, the Company had outstanding forward exchange contracts totaling $65.2 million, to exchange Euros ($56.5 million), Singapore dollars ($7.7 million), South African rands ($0.1 million), Swiss francs ($2.8 million), New Zealand dollars ($0.7 million), Hong Kong dollars ($0.4 million) and Canadian dollars ($1.7 million) for U.S. dollars, and to exchange U.S. dollars for Australian dollars ($0.6 million) and British pounds ($4.1 million). Each of these contracts had maturity dates through July 2000 and a book value that approximates fair value. The cost and the fair value of these foreign currency exchange contracts was not material at June 30, 2000.

        The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors. In addition to hedging existing transactional exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimatable, and significant in amount. No such hedges have been undertaken through June 30, 2000.

INTEREST RATE RISK

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

        The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company classifies debt and preferred equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in "Accumulated other comprehensive income", net of tax.

        Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest



---------------------------------
(1) Forward-Looking Statement
rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates(1).

        The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At June 30, 2000, the average maturity of the Company's investment securities was approximately eight months. All investment securities had maturities of less than two years. The following table presents certain information about the financial instruments held by the Company at June 30, 2000 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The Company believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of the Company's investment securities held at June 30, 2000.


                                                               Expected Maturity
As of June 30, 2000                                        -------------------------
(in millions)                                              One Year or     More than      Principal         Fair
                                                              Less          One year        Amount          Value
                                                           -----------     ---------      ---------        -------
            Available-for-sale securities ..........        $ 272.9         $ 160.3         $ 433.3        $ 433.1
            Weighted average interest rate .........           4.52%           4.18%
                                                            =======         =======

        The Company enters into interest rate contracts to manage certain exposures to fluctuations in interest rates. Starting June 2000, the Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its $70.0 million floating rate synthetic lease obligation. The interest rate on the synthetic lease obligation is a floating rate, currently LIBOR plus 1%, that at the Company's election resets on a 1, 2, 3, or 6-month interval. At June 30, 2000, the Company had one outstanding interest rate swap agreement with a commercial bank, having a total notional principal amount of $44.0 million. That agreement effectively changes the Company's interest rate exposure on the $44.0 million due 2003 to a fixed 7.1225%. The interest rate contract matches the underlying terms of the synthetic lease obligation.

        In August 1997, the Company issued an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a conversion price equal to $50.82 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $59.3 million and $60.8 million as of December 31, 1999 and June 30, 2000.

EQUITY INVESTMENT RISK

        The Company has classified certain investments in Internet start-up companies as investments available for sale, included in "Investments in corporate equity securities" in the accompanying condensed consolidated balance sheets. Realized gains on the sale of these investments for the three- and six-month periods ended June 30, 2000 were $0 and $9.5 million. The aggregate fair value of corporate equity securities held at June 30, 2000, was $121.5 million. Gross unrealized gains were $102.3 million as of June 30, 2000, and are included, net of deferred income taxes of $39.4 million, as a component of "Accumulated other comprehensive income" in the accompanying condensed consolidated balance sheets. The unrealized holding gains relate to one investment in equity securities in a company that completed its public offering in the third quarter of 1999. These securities are subject to lock-up provisions, which expire in August 2000. Subsequent to June 30, 2000, the Company sold a portion of these marketable equity securities, which generated gross gains of approximately $53.0 million. The stock market is highly volatile, as a result, we cannot give you assurance that the additional unrealized holding gains as of June 30, 2000 will be realized, and we may even incur losses on our remaining holdings(1).

---------------------------------
(1) Forward-Looking Statement

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

GENERAL AVAILABILITY, MARKET ACCEPTANCE AND SUPPORT OF PEOPLESOFT 8 MAY NOT OCCUR OR BE SUCCESSFUL

        Over the past two years, PeopleSoft concentrated most of its product development efforts on PeopleSoft 8, the Company's next release of its core Enterprise Resource Planning ("ERP") applications. PeopleSoft 8 marks a fundamental, generational change in architecture from a traditional client-server architecture to PeopleSoft's new Internet Architecture, the first pure HTML server-centric development platform delivered by a major enterprise application company. If the Company's development efforts are not successful or PeopleSoft 8 is released with significant undetected problems, PeopleSoft may need to spend additional resources to complete the product or only have its prior client server based ERP products available for sale. Even when
PeopleSoft completes development of PeopleSoft 8, we cannot give you assurance that the market will accept 100 percent Internet based ERP applications. The Company is at risk for low or slow acceptance of this new type of software. If the marketplace does not accept PeopleSoft 8, PeopleSoft will only have its prior client server based ERP products available for sale, and PeopleSoft's revenues could be adversely impacted.

In additional to the significant resources utilized in the development of PeopleSoft 8, PeopleSoft has spent and committed significant resources to plan and implement programs to market, sell, install and support PeopleSoft 8. If the general availability of PeopleSoft 8 is delayed versus the anticipated release date, we can not give you assurance that the Company will not lose certain license transactions to customers who are not willing to wait for the completion of the products and PeopleSoft's revenues during the time it takes to complete the products and after, could be adversely impacted. The Company is training its services personnel and business partners to provide installation and support services to new clients and clients who upgrade to PeopleSoft 8. However, we cannot give you assurance that this training will be complete by the time PeopleSoft 8 becomes available. If demand for PeopleSoft 8 is greater than expected, we cannot give you assurance that our services organization will be able to implement and support PeopleSoft 8 in a timely manner and as a result, revenues could be adversely impacted.

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

        Several factors may require PeopleSoft to defer recognition of license revenue for a significant period of time after entering into a license agreement, including:

        - whether the license agreement relates partially or entirely to then unavailable software products;

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

RECENT ACCOUNTING PRONOUNCEMENTS COULD ADVERSELY IMPACT PEOPLESOFT'S PROFITABILITY BY DELAYING SOME REVENUE RECOGNITION INTO FUTURE PERIODS.

        Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOPs 97-2,98-4 and SOP 98-9. PeopleSoft adopted SOP 98-9 on January 1, 2000 and has changed certain business policies to meet the requirements of this SOP.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000 with respect to the effective dates. PeopleSoft is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2000 and is currently in the process of assessing the impact of its adoption. While SAB 101 does not supersede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, once complete guidance has been disseminated, SAB 101 may change current interpretations of software revenue recognition requirements, which could result in PeopleSoft, recording a cumulative effect of a change in accounting principles in the fourth quarter of 2000 retroactive to January 1, 2000 and could require PeopleSoft to defer revenue recognized during the first two quarters of 2000 into subsequent periods.

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

        PeopleSoft faces a number of risks as a result of its relationship with Momentum Business Applications and the distribution of the Momentum Business Applications Class A Common Stock to PeopleSoft stockholders. These include:

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

        For releases prior to PeopleSoft 8, PeopleSoft supports client platforms using browsers certified to run its Java-based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (for PeopleSoft releases prior to Release 6 only), Windows NT, Windows 95, Windows 98 and Windows 2000. If Microsoft fundamentally changes the architecture of its software products so that users of PeopleSoft's software applications experience significant performance degradation or PeopleSoft's software applications become incompatible with future versions of Microsoft's Windows operating system, it could cause PeopleSoft to expend significant resources to reconfigure its products. With PeopleSoft 8 use of a Web browser as the user interface replaces the traditional desktop access through networked Microsoft Windows-based personal computers. Web browser access via the Internet or an intranet involves numerous risks inherent in using the Internet, including security, availability and reliability. PeopleSoft may wish to offer its applications on future or existing user interfaces that achieve popularity within the business application marketplace. These future or existing user interfaces may or may not be architecturally compatible with PeopleSoft's current software product design. PeopleSoft may not be able to support new user interfaces and achieve market acceptance of new user interfaces that it does support.

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

        -       changes in management;

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

                           PART II - OTHER INFORMATION


        Item 1. Legal Proceedings

        Beginning on January 29, 1999, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia
v. Duffield, et al., C 99-0472. Following appointment of lead plaintiffs under the provisions of the Private Securities Litigation Reform Act, a consolidated amended complaint was filed on December 6, 1999 (the "Consolidated Complaint"). The Consolidated Complaint named the Company and David Duffield, Albert Duffield, Ronald Codd, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, Cyril Yansouni and George Still as defendants.

        The Consolidated Complaint purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999. The Consolidated Complaint alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandoned all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of improper accounting related to the Company's write-downs for "in process research and development" in connection with various acquisitions, and improper accounting related to the Company's spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

        On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint. The motions were heard on May 4, 2000. On May 26, 2000, following post-hearing submissions, the Court entered an order: a) dismissing all claims against defendants Albert Duffield, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, George Still and Cyril Yansouni, without leave to amend; b) dismissing all claims relating to the time period prior to May 27, 1998; c) denying the motion to dismiss as to various forward-looking statements allegedly made by the Company between May 27, 1998 and January 28, 1999; and d) limiting the class period for which claims may be asserted to the same time period. A First Amended Complaint was filed on June 12, 2000. The Court has set a case management schedule pursuant to which the Company will be required to provide discovery to plaintiffs prior to December 29, 2000. A final pre-trial conference will be held on March 12, 2001. The Company believes it has valid defenses to the claims that have not already been dismissed by the Court. However, no assurance can be given that if there is an unfavorable resolution of the litigation, there would not be a material adverse impact on the Company's future financial position or results of operations or cash flows. However, the Company has in place insurance that would be available in the event of an adverse result to cover at least a portion of any amounts determined to be payable, subject to a deductible.

        On June 30, 2000, a stockholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action is based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that already have been dismissed in the federal action. The Company believes that the derivative claims are not proper due to plaintiffs' failure to make pre-suit demand on the Company as required by law, and intends to file a motion dismissing the litigation on those grounds.

        The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of the operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

        Item 2. Changes in Securities and Use of Proceeds

                None

        Item 3. Defaults Upon Senior Securities

                None

        Item 4. Submission of Matters to a Vote of Security Holders

                (a) The Company held its annual meeting of stockholders on May 30, 2000.

                (b) Pursuant to the election of the three directors listed under Item 4(c)(i), Mr. Craig A. Conway, Mr. Cyril J. Yansouni, and Mr. A. George "Skip" Battle were each elected as Class II directors for a term of two years. Mr. David A. Duffield, Mr. George J. Still, Jr., and Mr. Aneel Bhusri were elected at the prior year's annual meeting for a term of two years and still continue as directors. Mr. Steven Goldby was appointed by the Board of Directors as a Class I director on February 3, 2000.

                (c)     The Company's stockholders voted the following matters:

                        (i) Election of three directors. All directors proposed by management were elected.


                                                         NUMBER OF VOTES         NUMBER OF VOTES
                        NAME OF NOMINEE                        FOR                   AGAINST
                        ----------------------           ---------------         ---------------
                        Craig A. Conway                    238,269,927              1,985,172
                        Cyril J. Yansouni                  202,858,733              1,945,594
                        A. George "Skip" Battle            203,123,925              2,151,140

        Item 5. Other Information

                None

        Item 6. Exhibits and Reports on Form 8 - K

                (a)     Exhibits

                        27.1    Financial Data Schedule

                (b)     Reports on Form 8 - K

                        The Company (the "Registrant") filed a current report on Form 8-K on June 27, 2000 and reported a change effective June 21, 2000 in registrant's certifying accountants, from Ernst & Young LLP to Arthur Andersen LLP.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: August 14, 2000



                            PEOPLESOFT, INC.



                            By:  /s/ STEPHEN F. HILL
                                ----------------------------------------------
                                Stephen F. Hill
                                Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                               Index to Exhibits


27.1    Financial Data Schedule