Form 10-Q
period 2000-09-30
PEOPLESOFT INC
filed 2000-11-14
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

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

                                 Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  CLASS                         OUTSTANDING AT NOVEMBER 3, 2000
                  -----                         -------------------------------
  Common Stock, par value $.01..........                  285,447,517

================================================================================

                                TABLE OF CONTENTS



                                                                                       PAGE NO.
                                                                                       --------
PART I  FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Condensed Consolidated Balance Sheets as of December 31,                           2
        1999 and September 30, 2000

        Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended September 30, 1999 and September 30, 2000
                                                                                           3
        Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1999 and September 30, 2000                        4

        Notes to Condensed Consolidated Financial Statements                               5

        ITEM 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           14

        ITEM 3 - Financial Risk Management                                                24

PART II OTHER INFORMATION

        ITEM 1 -  Legal Proceedings                                                       37

        ITEM 2 -  Changes in Securities and Use of Proceeds                               37

        ITEM 3 -  Defaults upon Senior Securities                                         37

        ITEM 4 -  Submission of Matters to a Vote of Security Holders                     37

        ITEM 5 -  Other Information                                                       37

        ITEM 6 -  Exhibits and Reports on Form 8 - K                                      37

SIGNATURES                                                                                38

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                 DECEMBER           SEPTEMBER
                                                                 31, 1999           30, 2000
                                                               -----------         -----------
ASSETS
Current assets:
     Cash and cash equivalents                                 $   414,019         $   386,881
     Short-term investments                                        290,122             458,734
     Accounts receivable, net                                      331,104             394,900
     Investments in corporate equity securities                    260,664              16,357
     Deferred income taxes                                               -              85,945
     Other current assets                                           63,467              86,416
                                                               -----------         -----------
         Total current assets                                    1,359,376           1,429,233
Property and equipment, at cost                                    359,549             405,904
         Less accumulated depreciation and amortization           (187,056)           (217,901)
                                                               -----------         -----------
                                                                   172,493             188,003
Investments                                                         67,852             155,505
Deferred income taxes                                               18,774              39,259
Capitalized software, less accumulated amortization                 27,286               6,123
Other assets                                                        42,097              22,445
                                                               -----------         -----------
         Total assets                                          $ 1,687,878         $ 1,840,568
                                                               -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $    27,555         $    43,171
     Accrued liabilities                                           121,434             121,296
     Accrued compensation and related expenses                     130,245             134,160
     Income taxes payable                                           19,055              68,280
     Deferred income taxes                                          23,945                   -
     Deferred revenues                                             429,929             425,132
                                                               -----------         -----------
         Total current liabilities                                 752,163             792,039
Long-term debt                                                      69,000              69,000
Other long-term liabilities                                         14,050               7,720
Long-term deferred revenues                                         88,046              96,299
Commitments and contingencies (see notes)
Stockholders' equity:
     Common stock                                                    2,709               2,833
     Additional paid-in capital                                    538,643             693,754
     Accumulated other comprehensive income (loss)                 143,298              (2,511)
     Retained earnings                                              79,969             181,434
                                                               -----------         -----------
         Total stockholders' equity                                764,619             875,510
                                                               -----------         -----------
         Total liabilities and stockholders' equity            $ 1,687,878         $ 1,840,568
                                                               -----------         -----------

See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                 1999                2000                1999                2000
                                              -----------         -----------         -----------         -----------
REVENUES:
     License fees                             $    65,684         $   131,520         $   244,390         $   331,588
     Services                                     271,757             274,619             797,640             817,634
     Development and other services                 8,638              36,981              14,839              89,471
                                              -----------         -----------         -----------         -----------
          Total revenues                          346,079             443,120           1,056,869           1,238,693
COSTS AND EXPENSES:
     Cost of license fees                          10,303               8,485              32,447              26,746
     Cost of services                             136,108             152,825             422,270             445,547
     Cost of development services                   7,852              33,566              13,499              81,307
     Sales and marketing                           92,589             116,617             296,906             315,206
     Product development                           72,701              76,714             215,802             240,850
     General and administrative                    27,160              29,143              73,218              78,579
     Product exit charges                               -              35,923                   -              35,923
     Restructuring charges                          1,286                   -               8,730                   -
     Contribution to Momentum Business
      Applications                                      -                   -             176,409                   -
                                              -----------         -----------         -----------         -----------
          Total costs and expenses                347,999             453,273           1,239,281           1,224,158
                                              -----------         -----------         -----------         -----------
Operating income (loss)                            (1,920)            (10,153)           (182,412)             14,535
Other income, net                                   4,405             130,094              16,378             155,958
                                              -----------         -----------         -----------         -----------
     Income (loss) before income taxes              2,485             119,941            (166,034)            170,493
Provision for income taxes                          2,928              51,209               6,167              69,028
                                              -----------         -----------         -----------         -----------
Net income (loss)                             $      (443)        $    68,732         $  (172,201)        $   101,465
                                              -----------         -----------         -----------         -----------
Basic income (loss) per share                 $     (0.00)        $      0.24         $     (0.66)        $      0.37

Shares used in basic per share
computation                                       266,089             281,438             262,310             277,690
                                              -----------         -----------         -----------         -----------
Diluted income (loss) per share               $     (0.00)        $      0.23         $     (0.66)        $      0.35

Shares used in diluted per share
computation                                       266,089             304,895             262,310             291,723
                                              -----------         -----------         -----------         -----------

See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                 1999              2000
                                                                     ---------         ---------
OPERATING ACTIVITIES:
Net income (loss)                                                    $(172,201)        $ 101,465
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                      74,164            59,806
     Provision for doubtful accounts                                     5,798               271
     Loss (gain) on sales of investments and disposition of
       property and equipment, net                                       2,633          (131,962)
     Product exit charges                                                    -            35,923
     Other non-cash items                                                  489            (1,334)
     Changes in operating assets and liabilities:
       Accounts receivable                                              36,909           (95,810)
       Cash received from sales of accounts receivable                  36,534            47,735
       Accounts payable and accrued liabilities                        (13,133)           (1,301)
       Accrued compensation and related expenses                        14,293             3,915
       Income taxes payable                                            (21,437)           49,225
       Tax benefits from exercise of stock options                       7,402            27,453
       Deferred income taxes                                           (13,161)          (43,220)
       Deferred revenues                                               (19,435)            3,456
       Other assets and liabilities                                    (33,396)          (25,622)
                                                                     ---------         ---------
     Net cash (used in) provided by operating activities               (94,541)           30,000

INVESTING ACTIVITIES:
Purchase of available-for-sale investments                            (320,548)         (951,475)
Proceeds from the sales of available-for-sale investments              292,854           792,809
Purchase of held-to-maturity investments                               (12,425)                -
Proceeds from maturities of held-to-maturity investments                22,521            46,610
Purchase of property and equipment                                     (38,036)          (60,199)
Proceeds from disposition of property and equipment                        252               378
Additions to capitalized software                                       (2,055)           (2,124)
Proceeds from sale of acquired software                                      -             5,878
Acquisitions, net of cash acquired                                           -            (7,941)
                                                                     ---------         ---------
     Net cash used in investing activities                             (57,437)         (176,064)

FINANCING ACTIVITIES:
Net proceeds from sale of common stock and exercise of
  stock options                                                         56,035           122,046
Distribution of Momentum Business Applications shares                  (78,622)                -
Payments on capital leases                                                (144)             (132)
                                                                     ---------         ---------
     Net cash (used in) provided by financing activities               (22,731)          121,914
Effect of foreign exchange rate changes on cash                         (1,749)           (2,988)
                                                                     ---------         ---------
Net decrease in cash and cash equivalents                             (176,458)          (27,138)
Cash and cash equivalents at beginning of period                       531,722           414,019
                                                                     ---------         ---------
Cash and cash equivalents at end of period                           $ 355,264         $ 386,881
                                                                     ---------         ---------
SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                            $   2,756         $   2,789
   Cash paid for income taxes, net of refunds                        $  30,607         $  27,323
                                                                     ---------         ---------


See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

    The information for the three- and nine-month periods ended September 30, 1999 and September 30, 2000, is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior-period amounts have been reclassified to conform to the current period presentation.

    PeopleSoft, Inc. ("PeopleSoft" or the "Company") merged with The Vantive Corporation ("Vantive") on December 31, 1999. This merger was accounted for using the pooling of interest method of accounting and therefore the condensed consolidated financial statements reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined for all periods presented.

    The results of operations of Momentum Business Applications, Inc. ("Momentum Business Applications") were consolidated with the results of operations of PeopleSoft through March 15, 1999. The Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 1999 includes Momentum Business Application's results through March 15, 1999.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders (Form 10-K) for the year ended December 31, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.


2. PER SHARE DATA

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon exercise of stock options, warrants and convertible subordinated notes, using the treasury stock method.

    The following table sets forth the computation of basic and diluted income
(loss) per share.

-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  1999              2000             1999              2000
                                                               ---------         ---------        ---------         ---------
Numerator:
      Net income (loss)                                        $    (443)        $  68,732        $(172,201)        $ 101,465
Denominator:
     Denominator for basic income (loss) per share -
          weighted average shares outstanding                    266,089           281,438          262,310           277,690
      Employee stock options                                           -            23,457                -            14,033
                                                               ---------         ---------        ---------         ---------
     Denominator for diluted income (loss) per share -
          adjusted weighted average shares outstanding
          assuming exercise of common equivalent shares          266,089           304,895          262,310           291,723
                                                               ---------         ---------        ---------         ---------
Basic income (loss) per share                                  $   (0.00)        $    0.24        $   (0.66)        $    0.37
                                                               ---------         ---------        ---------         ---------
Diluted income (loss) per share                                $   (0.00)        $    0.23        $   (0.66)        $    0.35
                                                               ---------         ---------        ---------         ---------


    An insignificant amount of weighted average common stock equivalents at prices ranging from $25.88 to $46.50 and 2.4 million weighted average common stock equivalents at prices ranging from $21.31 to $46.50 were excluded in the computation of diluted earnings per share during the three- and nine-month periods ended September 30, 2000 because the options' exercise prices were greater than the average market price of the common shares during the period. Common stock equivalents were not included in the calculation of diluted loss per share during the three- and nine-month periods ended September 30, 1999 because they would have a dilutive effect on the loss per share. Approximately
53.6 million and 50.0 million weighted average common stock equivalents at prices ranging from $0.001 and $46.50 were outstanding during the three- and nine-month periods ended September 30, 1999.


3. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of taxes, were as follows.

-----------------------------------------------------------------------------------------------------------
(In thousands)                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                              1999              2000              1999              2000
                                            ---------         ---------         ---------         ---------
Net income (loss)                           $    (443)        $  68,732         $(172,201)        $ 101,465
Other comprehensive income (loss):
   Net change in unrealized gain on
      Investments available-for-sale           29,067           (57,790)           29,067          (142,824)
  Foreign currency translation                    377            (1,296)           (1,747)           (2,985)
                                            ---------         ---------         ---------         ---------
 Comprehensive income (loss)                $  29,001         $   9,646         $(144,881)        $ (44,344)
                                            ---------         ---------         ---------         ---------


4. INVESTMENTS IN CORPORATE EQUITY SECURITIES

    Investments in Corporate Equity Securities includes the Company's investments in privately held or publicly traded start-up companies. The Company classifies investments in publicly traded companies as investments available for sale and accounts for them under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All other investments, which consist of investments of privately held companies for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. The aggregate fair value of investments in corporate equity securities held at December 31, 1999 and September 30, 2000, was $260.7 million and $16.4 million. Realized gains on the sale of available-for-sale investments for the three- and nine-month periods ended September 30, 2000, were $120.1 million and $129.6 million. Gross unrealized gains were $241.0 million and $8.2 million as of December 31, 1999 and September 30, 2000, and are included, net of deferred income taxes of $92.8 million and $3.1 million, respectively, as a component of "Accumulated other comprehensive income (loss)." The unrealized gains as of September 30, 2000 relate to an investment in equity securities of a company that completed its public offering in July 2000. These equity securities are subject to lock up provisions, which expire in January 2001.


5. FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into forward exchange contracts and interest rate swaps to manage certain exposures to fluctuations in foreign exchange and interest rates. The Company has written policies that place all forward exchange contracts under the direction of Corporate Treasury and restrict all derivative transactions to those intended for hedging purposes.

Forward Exchange Contracts

     The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward exchange contracts as the vehicle for hedging these intercompany balances. The Company uses two multinational banks for substantially all of these contracts. In general, these contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. During the three-month periods ended September 30, 1999 and September 30, 2000 the Company recorded a net gain of $0.3 million and a net loss of $(0.4) million from these settled contracts and underlying foreign currency exposures. During the nine-month periods ended September 30, 1999 and September 30, 2000 the Company recorded net gains of $0.2 million and $2.0 million from these settled contracts and underlying foreign currency exposures. At September 30, 2000, the Company had outstanding forward exchange contracts totaling $36.5 million, to sell Euros ($27.8 million), Singapore dollars ($1.4 million), Swiss francs ($2.8 million), New Zealand dollars ($0.3 million), Hong Kong dollars ($1.4 million), Canadian dollars ($0.05 million), Australian dollars ($0.1) and British pounds ($2.6 million). Each of these contracts had maturity dates to November 30, 2000 and a book value that approximates fair value. Both the cost and the fair value of these forward exchange contracts was not material at September 30, 2000.

Interest Rate Contracts

     The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its $70.0 million and $105.0 million floating rate synthetic lease obligations. The interest rate on the synthetic lease obligations is a LIBOR based floating rate, currently LIBOR plus 1% on the $70.0 million obligation, LIBOR plus 1% on $101.8 million of the $105.0 million obligation and LIBOR plus 2% on the other $3.2 million. The interest rate on the synthetic lease obligations resets on a 1,2,3, or 6-month interval at the Company's election. At September 30, 2000, the Company had entered into interest rate swap agreements, having a total notional principle amount of $120.0 million, with three commercial banks. The agreements effectively change the Company's interest rate exposure on the $120.0 million due 2003, to fixed rates ranging from 6.7183% to 7.1225%. The interest rate agreements match the underlying terms of the synthetic lease obligations.

Concentrations of Credit Risk

     The Company does not have a concentration of credit or operating risk in any one industry or any one geographic region within or outside of the United States.

6. TRANSFER OF FINANCIAL ASSETS

     The Company transfers accounts receivable under certain software license agreements with customers to financial institutions. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). As of September 30, 2000, the Company had servicing obligations related to approximately $25.1 million of accounts receivable that had been sold under these arrangements. In the event that these receivables are not fully repaid to the financial institution, the Company could be obligated to pay up to ten percent of the amount of the accounts receivable.


7. PRODUCT EXIT CHARGES

    During the third quarter of 2000, PeopleSoft recorded non-cash pretax product exit charges in the amount of $35.9 million related to the impairment and write-off of the unamortized cost of capitalized software, customer list and goodwill related to two products abandoned during the quarter. See also footnote "Business Combinations."

    PeopleSoft periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, PeopleSoft uses an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.


8. RESTRUCTURING AND EXIT CHARGES

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

    During the second and third quarters of 1999, Vantive, which subsequently merged with PeopleSoft, adopted a restructuring plan and incurred pretax charges of $4.3 million to implement a restructuring program aimed at reducing its cost structure. The restructuring charges consisted primarily of write-offs of operating assets associated with the termination of certain projects and relationships that were inconsistent with changes in the operational direction of Vantive. Additional charges were associated with employee severance. As a result of these restructuring actions, five U.S. employees separated from Vantive, including the former chief executive officer and chief operating officer. Approximately $0.7 million of the restructuring charges were cash charges, substantially paid in 1999 and funded through operating cash flow. The remaining $3.7 million represented fixed asset write-downs in the amount of $3.0 million, non-cash compensation expense in the amount of $0.5 million and write-off of the remaining unamortized goodwill attributable to the Wayfarer acquisition in the amount of $0.2 million.

    In the fourth quarter of 1999, the Company incurred a pretax exit charge of $34.1 million resulting from the merger of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas, were eliminated. At September 30, 2000, a total of 43 employees had separated from the Company.

    The following table sets forth the components of the Company's restructuring reserves as of September 30, 2000, which are included in "Accrued liabilities."

--------------------------------------------------------------------------------------------------------------
(In thousands)                    EMPLOYEE           ASSET
                                   COSTS          WRITE-DOWNS        LEASES            OTHER           TOTAL
--------------------------------------------------------------------------------------------------------------
Balance December 31, 1999         $  4,168         $  1,536         $  5,870         $ 11,535         $ 23,109
   Cash payments                    (3,219)               -           (1,058)          (2,914)          (7,191)
   Non-cash items                        -           (1,536)               -                -           (1,536)
                                  --------         --------         --------         --------         --------
Balance September 30, 2000        $    949         $      -         $  4,812         $  8,621         $ 14,382
                                  --------         --------         --------         --------         --------


9. COMMITMENTS AND CONTINGENCIES

   Facilities

    In September 1998, the Company purchased two parcels of land for $50.0 million and entered into a five-year lease agreement for facilities to be constructed on one of the parcels. The lease was structured as an operating lease with rental payments due beginning upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled $105.0 million including interest costs during the construction, which was added to the balance rather than paid by the Company. The interest rate on the lease obligation is a LIBOR based floating rate, which resets on a 1,2,3, or 6-month interval at the Company's election. The rental payments equal the amount of interest under the agreement. The Company has an option to renew the lease for an additional five years, subject to certain conditions, or purchase the building for $105.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions.

   Litigation

    Beginning on January 29, 1999, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia v. Duffield, et al., C 99-0472. Following appointment of lead plaintiffs under the provisions of the Private Securities Litigation Reform Act, a consolidated amended complaint was filed on December 6, 1999 ("the Consolidated Complaint"). The Consolidated Complaint named the Company and David Duffield, Albert Duffield, Ronald Codd, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, Cyril Yansouni and George Still as defendants.

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

    On June 30, 2000, a shareholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action is based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that already have been dismissed in the federal action. The Company believes that the derivative claims are not proper due to plaintiffs' failure to make pre-suit demand on the Company as required by law, and intends to file a motion to dismiss the litigation on those grounds.

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


10. BUSINESS COMBINATIONS

   TriMark Technologies, Inc.

       In May 1999, PeopleSoft acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. ("TriMark"), through a business combination accounted for as a purchase. The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. Significant components of the aggregate purchase price of $29.9 million included issuance of shares of common stock with a fair value of $18.1 million, issuance to TriMark employees of options to purchase common stock with a fair value of $8.2 million, and forgiveness of debt of $3.6 million.

       PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $10.6 million to completed products and technology, $4.9 million to customer list, $0.4 million to assembled workforce, and $14.1 million to goodwill. The capitalized intangible assets were to be amortized over their estimated useful lives of three to five years.

    In performing this allocation, PeopleSoft considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of TriMark's product. PeopleSoft determined that technological feasibility had been reached for the Transcend product prior to the date of acquisition and therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 20% for developed technology. This discount rate was determined after consideration of PeopleSoft's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

    The Company integrated the completed products and technology acquired from TriMark into its PeopleSoft Insurance Administration (IA) product, which became available during June of 1999. However, PeopleSoft has not been able to conclude any sales of the IA product since the TriMark acquisition. Reasons for this include poor marketing and sales execution and poor market acceptance of the new product, partially due to the lack of internet functionality/design in the IA product.

    During the third quarter of 2000, PeopleSoft decided that it would i) cease any further development effort on the IA product, ii) redeploy the IA development resources to other areas, iii) cease any further marketing and sales effort on the IA product, and iv) abandon the IA product. Thus, PeopleSoft did not expect any future cash flows from the IA product, which resulted in an impairment of the unamortized cost of the following intangible assets acquired during the TriMark acquisition: capitalized software ($7.5 million), customer list ($3.8 million) and goodwill ($12.9 million). As a result, PeopleSoft recorded non-cash product exit charges in the amount of $24.2 million.

   Intrepid Systems, Inc.

    In October 1998, PeopleSoft acquired the assets and assumed certain liabilities of Intrepid Systems, Inc. ("Intrepid"). The acquired products consisted of applications that streamline, automate, and augment business processes and decision support for the merchandise management and store operations of medium and large retail companies. PeopleSoft paid an aggregate purchase price of $51.5 million. Significant components of the $51.5 million purchase price included cash payments of $35.3 million, assumption of net current liabilities of $8.3 million, which included $2.2 million to close the Intrepid facility, forgiveness of debt of $6.2 million, and transaction expenses of $1.7 million.

    PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $27.8 million to completed products and technology, $2.2 million to assembled workforce, $13.9 million to in-process research and development and $7.1 million to goodwill. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, PeopleSoft expensed the amount of the purchase price allocated to in-process research and development of approximately $13.9 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets were to be amortized over their estimated useful lives of five years.

    In performing this allocation, PeopleSoft considered, among other factors, its intention for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Intrepid's products and the research and development projects in process at the date of the acquisition. With regard to the in-process research and development projects, PeopleSoft considered, among other factors, the stage of completion of each project, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates of 20% and 30% for developed and in-process technology. These discount rates were determined after consideration of PeopleSoft's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

    In connection with the Intrepid acquisition, PeopleSoft acquired two products: Evolution and Decision Master. Development plans for the Evolution product were terminated during the fourth quarter of 1999. During the 2000 annual budget process, it was determined that the market for the Evolution product did not grow as estimated at the time of the Intrepid acquisition. With this knowledge and the fact that PeopleSoft could not commit to fund all of the product initiatives being proposed for 2000, PeopleSoft decided not to pursue Evolution's development past the fourth quarter of 1999. Without future development, Evolution was not a viable, marketable product and thus no future cash flows were expected to be realized from this product. As a result, in the fourth quarter of 1999, PeopleSoft recorded a product exit charge in the amount of $10.4 million, consisting primarily of the unamortized cost of the capitalized software related to the Evolution product.

    The Decision Master ("DM") product was completed and released in the fourth quarter of 1999 as part of PeopleSoft's Business Intelligence product offering. The DM product competes in the end-user reporting tools market, which is an extremely competitive market dominated by several companies. During the third quarter of 2000, PeopleSoft determined that its Business Intelligence offering is better able to compete in the market if it is offered with multiple end-user reporting tools rather than with only one. In addition, PeopleSoft determined that the Decision Master product is no longer a competitive, marketable product and thus decided that it would i) replace the DM product in its Business Intelligence offering with multiple end-user reporting tools, ii) cease any further development effort on the DM product, iii) redeploy the DM development resources to other areas, and iv) abandon the DM product. Consequently, PeopleSoft did not expect any future cash flows from the DM product, which resulted in an impairment of the unamortized cost of the capitalized software ($7.5 million) and related goodwill ($3.8 million) acquired during the Intrepid acquisition, and capitalized internal software costs ($0.4 million) associated with the DM product. As a result, PeopleSoft recorded non-cash product exit charges in the amount of $11.7 million.


11. SEGMENT AND GEOGRAPHIC AREAS

    Based on the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), which establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports, the Company identified its chief executive officer ("CEO") as the chief operating decision maker. During the nine-month period ended September 30, 2000, the Company's CEO evaluated revenue performance based on two segments: North America, which includes the U.S. and Canada, and International, which includes all other geographic regions. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any other segment. Thus, the Company is not required to disclose any additional information pursuant to SFAS 131. The accounting policies for each of the reportable segments shown below are the same as those described in the summary of significant accounting policies.

    The following table presents a summary of operating information and certain balance sheet information by operating segment for the periods presented.

-------------------------------------------------------------------------------------------------------------------
(In thousands)                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------
                                               1999                2000                1999                2000
                                            -----------         -----------         -----------         -----------
Revenues from unaffiliated customers
  North America                             $   280,925         $   344,511         $   858,464         $   973,272
  International                                  65,154              98,609             198,405             265,421
                                            -----------         -----------         -----------         -----------
  Consolidated                              $   346,079         $   443,120         $ 1,056,869         $ 1,238,693
                                            -----------         -----------         -----------         -----------
Operating (loss) income
  North America                             $   (14,492)        $   (28,554)        $  (212,933)        $   (39,664)
  International                                  12,572              18,401              30,521              54,199
                                            -----------         -----------         -----------         -----------
  Consolidated                              $    (1,920)        $   (10,153)        $  (182,412)        $    14,535
                                            -----------         -----------         -----------         -----------
Identifiable assets
  North America                             $ 1,296,019         $ 1,611,790         $ 1,296,019         $ 1,611,790
  International                                 163,376             228,778             163,376             228,778
                                            -----------         -----------         -----------         -----------
  Consolidated                              $ 1,459,395         $ 1,840,568         $ 1,459,395         $ 1,840,568
                                            -----------         -----------         -----------         -----------


    Revenues from Europe represented 12% of total revenues for the three- and nine-month periods ended September 30, 1999 and September 30, 2000.

12. REVENUE RECOGNITION

    PeopleSoft adopted Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", on January 1, 2000 and has changed certain business policies to meet the requirements of this SOP.

    In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. In addition, in October 2000, the SEC staff issued a Frequently Asked Questions and Answers ("FAQ") document, which further elaborates on the SEC staff's views regarding issues addressed in SAB 101. PeopleSoft is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2000 and believes that adopting SAB 101 will not have a material impact on its financial position or results of operations.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of PeopleSoft's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see " Factors That May Affect Future Results and Market Price of Stock." Forward-looking statements contained throughout this Report include but are not limited to those identified with a footnote (1) symbol. PeopleSoft undertakes no obligation to update the information contained in this Item 2.

    As more fully described in the "Merger" section of the Management's Discussion and Analysis of financial condition and Results of Operations included in the 1999 Annual Report on Form 10-K, PeopleSoft, Inc. ("PeopleSoft") merged with The Vantive Corporation ("Vantive") on December 31, 1999. The condensed consolidated financial statements for the three- and nine-month periods ended September 30, 1999 included in this report on Form 10-Q have been prepared following the pooling of interests method of accounting and therefore reflect the combined operating results and cash flows of PeopleSoft and Vantive as if they had been combined for the prior-year periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The management's discussion and analysis of financial condition and results of operations that follows is also based on the assumption that PeopleSoft and Vantive were combined for the three- and nine-month periods ended September 30, 1999.

                              RESULTS OF OPERATIONS

    The following table sets forth, the percentage of dollar change period over period and the percentage of total revenues represented by certain line items in PeopleSoft's condensed consolidated statements of operations, for the three- and nine-month periods ended September 30, 1999 and September 30, 2000.

--------------------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,

                                      PERCENTAGE OF       PERCENTAGE OF         PERCENTAGE OF       PERCENTAGE OF
                                      DOLLAR CHANGE       TOTAL REVENUES        DOLLAR CHANGE       TOTAL REVENUES
                                      -------------     ------------------      -------------     ------------------
                                       2000/1999        1999          2000       2000/1999        1999          2000
                                       ---------        ----          ----       ---------        ----          ----
Revenues:
  License fees                             100%           19%           30%           36%           23%           27%
  Services                                   1            79            62             3            75            66
  Development and other services             *             2             8             *             1             7
                                          ----          ----          ----          ----          ----          ----
          Total revenues                    28           100           100            17           100           100
                                          ----          ----          ----          ----          ----          ----
Costs and expenses:
  Cost of license fees                     (18)%           3%            2%          (18)%           3%            2%
  Cost of services                          12            39            34             6            40            36
  Cost of development services               *             2             8             *             1             7
  Sales and marketing                       26            27            26             6            28            25
  Product development                        6            21            17            12            20            19
  General and administrative                 7             8             7             7             7             6
  Restructuring charges                    n/a             *             8           n/a             1             3
  Contribution to Momentum
       Business Applications               n/a           n/a           n/a           n/a            17           n/a
                                          ----          ----          ----          ----          ----          ----
       Total costs and expenses             30           101           102            (1)          117            99
                                          ----          ----          ----          ----          ----          ----
Operating income (loss)                      *            (1)%          (2)%        (108)%         (17)%           1%
                                          ----          ----          ----          ----          ----          ----
Other income, net                            *             1            29             *             2            13
                                          ----          ----          ----          ----          ----          ----
Provision for income taxes                   *             1            12             *             1             6
                                          ----          ----          ----          ----          ----          ----

   *Not meaningful

REVENUES

    Revenue from license fees increased by 100% from $65.7 million in the third quarter of 1999 to $131.5 million in the third quarter of 2000. During 2000, the quarter-over-quarter increase in revenues from license fees, which reflects increases in licenses fees in most product lines, resulted primarily from the general availability of PeopleSoft 8 in September of 2000, which also allowed PeopleSoft to recognize more deferred revenues than in the prior-year quarter. In addition, during 1999, revenue from license fees had been decreasing due to an industry wide decline in demand for ERP products, partially attributed to customer's focus on year 2000 projects. The impact of this decline was especially felt during the third quarter of 1999 when PeopleSoft's revenues from license fees decreased by 61% when compared to the previous-year quarter and had decreased by 51% on a year-to-date basis. Because the third quarter of 1999 reflects the lowest amount of revenue from license fees experienced by PeopleSoft during the last two years, and because license revenues have been steadily increasing since then, PeopleSoft does not expect that the year-over-year percentage growth of revenue from license fees during the fourth quarter will be at the same level as that experienced during the third quarter of 2000(1). For the nine months ended September 30, 2000 revenue from license fees increased by 36% from $244.4 million during the prior year-to-date period to $331.6 million during the current year-to-date period. The increase in revenue from license fees during the year-to-date period reflects increases in license fees from all of the Company's product lines, except learning solutions.

    At December 31, 1999 and September 30, 2000, PeopleSoft had deferred license revenue in the amount of $70.8 million and $77.6 million. The deferred license revenue balances do not include items which are both deferred and unbilled. PeopleSoft's practice is to net such deferred and unbilled items against the related receivable balances. As of December 31, 1999 and September 30, 2000, $37.0 million and $18.3 million in unbilled receivables was netted against deferred license revenue.

    Revenue from services increased by 1% from $271.8 million in the third quarter of 1999 to $274.6 million in the third quarter of 2000. Increases in revenue from maintenance in the amount of $16.3 million were partially offset by decreases in consulting revenue of $9.9 million and training revenue of $3.5 million. On a sequential basis, revenue from training services was essentially flat; revenue from consulting services decreased by 7%. Revenue from services as a percentage of total revenues was 79% and 62% for the quarters ended September 30, 1999 and September 30, 2000. The decrease in service revenue as a percentage of total revenues during the third quarter of 2000 reflects primarily the change in revenue mix during the quarter, which includes an increase of $65.8 million in revenue from license fees and an increase of $28.3 million in revenue from development services. For the year-to-date period, revenue from services increased by 3% from $797.6 million, or 75% of total revenues, in the prior-year period to $817.6 million, or 66% of total revenues, in the current year-to-date period. An increase in revenue from maintenance services in the amount of $56.6 million was partially offset by decreases in revenue from training services in the amount of $24.2 million and consulting services in the amount of $12.4 million. With the shipment of PeopleSoft 8 in September, PeopleSoft expects that demand from its installed base and new customers for consulting and training services will increase over the next several quarters(1). However, PeopleSoft cannot give you assurance that it will be successful in expanding its consulting and training services(1).

    Revenue from development services increased from $8.6 million during the third quarter of 1999 to $37.0 million during the third quarter of 2000. Per the terms of the development agreement with Momentum Business Applications, Inc. ("Momentum"), PeopleSoft performs development services on behalf of Momentum; Momentum pays one hundred and ten percent (110%) of PeopleSoft's fully burdened costs relating to the research and development provided by PeopleSoft. Cost of development services increased from $7.9 million during the third quarter of 1999 to $33.6 million during the third quarter of 2000. The first quarter of 1999 was the first quarter of Momentum's existence and since then, many more projects have been undertaken by Momentum. PeopleSoft also charges Momentum a quarterly administrative fee of $0.1 million. For the year-to-date period, revenue from development services increased from $14.8 million during the nine months ended September 30, 1999 to $89.5 million


-------------
 (1) Forward-Looking Statement
during the nine months ended September 30, 2000; cost of development services increased from $13.5 million during the nine-month period ended September 30, 1999 to $81.3 million during the same period in the current year. Cost of development services for the nine months ended September 30, 2000 includes approximately $2.7 million of third-party royalty costs for technology that will be incorporated into products developed by Momentum. With the general availability of PeopleSoft 8 in the third quarter of 2000, PeopleSoft expects revenues from development services to decrease over the next several quarters(1).

    Total revenues increased by 28% from $346.1 million in the third quarter of 1999 to $443.1 million in the third quarter of 2000. The increase in total revenues during the quarter is primarily attributable to the $65.8 million increase in revenue from license fees and the $28.3 million increase in revenue from development services. For the year-to-date period, total revenues increased by 17% from $1,056.9 million during the nine months ended September 30, 1999 to $1,238.7 million during the nine months ended September 30, 2000. The year-to-date increase is attributable to an increase in revenue from license fees of $87.2 million, an increase of $74.6 million in revenue from development services and an increase in revenue from services of $20.0 million.

Revenues by Segment

    At September 30, 2000, PeopleSoft was organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions.

    Revenues from the North America segment increased by 23% from $280.9 million, or 81% of total revenues, in the third quarter of 1999 to $344.5 million, or 78% of total revenues, in the third quarter of 2000. The quarter-over-quarter increase was primarily attributable to an increase in license revenues in the amount of $45.7 million and an increase in revenues from development services in the amount of $28.3 million, partially offset by a decrease in revenue from services in the amount of $10.4 million. For the year-to-date period, revenues from the North America segment increased by 13% from $858.5 million, or 81% of total revenues during the nine months ended September 30, 1999, to $973.3 million, or 79% of total revenues during the same period in the current year. The year-to-date increase in revenues from the North America segment is primarily the result of the increase in revenues from development services in the amount of $74.6 million and an increase in license revenues in the amount of $49.6 million, partially offset by a decrease in revenues from services in the amount of $9.4 million. PeopleSoft expects revenue from development services to decrease over the next several quarters(1).

    Revenues from the International segment increased by 51% from $65.2 million, or 19% of total revenues, in the third quarter of 1999 to $98.6 million, or 22% of total revenues, in the third quarter of 2000. Within the International segment, revenues from Europe represented 12% of total revenues during the third quarter of 1999 and the third quarter of 2000. For the year-to-date period, revenues from the International segment increased by 34% from $198.4 million, or 19% of total revenues, during the nine months ended September 30, 1999 to $265.4 million, or 21% of total revenues, during the same period in the current year. Revenues from Europe represented 12% of total revenues during both year-to-date periods. The quarter- and year-to-date increase in revenues from the International segment reflects revenue growth in all geographic regions from both license fees and services.

COSTS AND EXPENSES

    Cost of license fees consists principally of royalties, technology access fees for certain third-party software products and amortization of capitalized software costs. Cost of license fees decreased from $10.3 million in the third quarter of 1999 to $8.5 million in the third quarter of 2000, representing 3% and 2% of total revenues and 16% and 6% of license fees revenues. The dollar decrease during the quarter was primarily the result of decreased capitalized software amortization expense in the amount of $3.5 million, due in part to the abandonment of the products acquired in the Intrepid and TriMark acquisitions, partially offset by increased royalties expense resulting from the increase in license fee revenue during the quarter. The decrease in cost of license fees as a percentage of license fee revenues was primarily the result of the 100% increase in license fees during the quarter. During the nine months ended September 30, 1999 and

------------
 (1) Forward-Looking Statement

September 30, 2000, cost of license fees decreased from $32.4 million to $26.7 million, representing 3% and 2% of total revenues and 13% and 8% of license fees revenue. The year-to-date decrease in cost of license fees was due in part to decreased capitalized software amortization expense in the amount of $3.5 million and the resolution of a royalty liability of $2.4 million in the second quarter of 2000, where payment was no longer required. Royalties associated with certain software products currently under development by joint business arrangements and charges associated with software products and technologies acquired from various third-party vendors may cause the cost of license fees to increase in future periods in dollar amount and as a percentage of license fee revenues(1). PeopleSoft's products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees as a percentage of license fee revenues will likely fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and seasonal fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software.

    Cost of services consists primarily of employee-related costs and other expenses incurred to provide consulting and installation services, customer care center administrative support, account management field support, training, and product support. These costs increased from $136.1 million in the third quarter of 1999 to $152.8 million in the third quarter of 2000, representing 39% and 34% of total revenues and 50% and 56% of service revenues. The dollar increase during the quarter was primarily due to increased headcount in the services organization. The Company hired employees assuming a higher level of departures than actually occurred. PeopleSoft's services organization consisted of 3,498 employees as of September 30, 1999 and 3,744 employees as of September 30, 2000. Cost of services for the year-to-date period increased from $422.3 million during the nine months ended September 30, 1999 to $445.5 million during the nine months ended September 30, 2000, representing 40% and 36% of total revenues and 53% and 54% of service revenues in those periods. The dollar increase in cost of services during the quarter- and year-to-date periods is primarily the result of increased headcount in the services organization. With the shipment of PeopleSoft 8 in September, PeopleSoft expects that demand from its installed base and new customers for consulting and training services will increase over the next several quarters and consequently, anticipates that cost of services will increase in dollar amount, and may increase as a percentage of service revenues and total revenues in future periods(1).

    Sales and marketing expenses increased from $92.6 million in the third quarter of 1999 to $116.6 million in the third quarter of 2000, representing 27% and 26% of total revenues in each of those quarters. The quarter-to-date increase was primarily attributable to increased sales compensation costs as PeopleSoft increases its sales force and to increased spending in advertising expenses. Sales and marketing headcount was 1,212 and 1,321 employees as of September 30, 1999 and September 30, 2000. For the year-to-date period, sales and marketing expense increased from $296.9 million for the nine months ended September 30, 1999 to $315.2 million during the nine months ended September 30, 2000. The increase during the year-to-date period is primarily the result of increased advertising expenses and increases in sales compensation costs, partially offset by a decrease in facilities related expenses. Sales and marketing expenses may increase in dollar amount and as a percentage of total revenues in future periods as PeopleSoft increases its sales force and marketing and advertising expenses in support of PeopleSoft 8(1).

    Software product development expenditures consist of costs related to PeopleSoft's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Software product development expenses increased from $72.7 million in the third quarter of 1999 to $76.7 million in the third quarter of 2000, representing 21% and 17% of total revenues in each of those quarters. PeopleSoft's research and development staff consisted of 1,610 and 2,098 employees as of September 30, 1999 and September 30, 2000. For the year-to-date period, product development expenses increased from $215.8 million during the nine months ended September 30, 1999 to $240.9 million during the nine months ended September 30, 2000. The quarter- and year-to-date dollar increase in product development expenses are primarily the result of PeopleSoft's focus during 2000 to complete its next major release, PeopleSoft 8, which became available in September of 2000. With the completion of PeopleSoft 8, the Company expects that the dollar amount invested in software product development expenses will remain flat or may decrease in future periods when



------------
 (1) Forward-Looking Statement
compared to the current quarter(1). PeopleSoft continues to invest in expanded functionality across all of its software product offerings, including global product requirements and industry specific requirements(1). However, PeopleSoft can not give assurance that such development efforts will result in products, features or functionality or that software products, features or functionality that are developed will be accepted by the market.

    General and administrative expenses increased from $27.2 million during the third quarter of 1999 to $29.1 million during the third quarter of 2000, representing 8% and 7% of total revenues in those quarters. PeopleSoft's general and administrative staff consisted of 636 and 771 employees as of September 30, 1999 and September 30, 2000. The quarter-over-quarter increase was primarily due to increases in employee compensation costs in the amount of $4.3 million, resulting from increased headcount to support expanded business operations, partially offset by miscellaneous decreases, including facilities, legal expenses and depreciation and amortization expense. General and administrative expenses were $73.2 million for the nine months ended September 30, 1999 compared to $78.6 million for the nine months ended September 30, 2000. The year-to-date dollar increase is primarily due to increases in employee compensation costs of approximately $10.5 million and increases in amortization of goodwill and other intangibles in the amount of $3.3 million, both of which were partially offset by miscellaneous decreases, including facilities, depreciation expense, legal fees and the favorable resolution of a contract liability with a business partner during the second quarter of 2000.

PRODUCT EXIT CHARGES

    During the third quarter of 2000, PeopleSoft recorded non-cash product exit charges in the amount of $35.9 million related to the impairment and write off of the unamortized cost of capitalized software, customer list and goodwill related to two products abandoned during the quarter. See also "Business Combinations."

    PeopleSoft periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, PeopleSoft uses an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value.

RESTRUCTURING AND EXIT CHARGES

    During the first quarter of 1999, PeopleSoft adopted a restructuring plan and incurred a pretax restructuring charge of $4.4 million. PeopleSoft eliminated approximately 430 redundant and unnecessary positions, primarily in the U.S. in the administration, sales support, and marketing support areas. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flow.

    During the second and third quarters of 1999, Vantive, which subsequently merged with PeopleSoft, adopted a restructuring plan and incurred pretax charges of $4.3 million to implement a restructuring program aimed at reducing its cost structure. The restructuring charges consisted primarily of write-offs of operating assets associated with the termination of certain projects and relationships that were inconsistent with changes in the operational direction of Vantive. Additional charges were associated with employee severance. As a result of these restructuring actions, five U.S. employees separated from Vantive, including the former chief executive officer and chief operating officer. Approximately $0.7 million of the restructuring charges were cash charges, substantially paid in 1999 and funded through operating cash flow. The remaining $3.7 million represented fixed asset write-downs in the amount of $3.0 million, non-cash compensation expense in the amount of $0.5 million and write-off of the remaining unamortized goodwill attributable to the Wayfarer acquisition in the amount of $0.2 million.

----------------
(1) Forward-Looking Statements

    In the fourth quarter of 1999, PeopleSoft incurred a pretax exit charge of $34.1 million resulting from the merger of PeopleSoft and Vantive. The exit charge included employee severance, write-off of duplicative equipment and other fixed assets, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Approximately 44 redundant positions in the U.S., primarily in the management and administration areas, were eliminated. At September 30, 2000, a total of 43 employees had separated from the Company.

    The following table sets forth the components of PeopleSoft's restructuring reserves as of September 30, 2000, which are included in "Accrued liabilities" in the accompanying condensed consolidated balance sheets.


(in millions)                    EMPLOYEE      ASSET
                                  COSTS     WRITE-DOWNS       LEASES        OTHER         TOTAL
                                 --------   -----------       -----         -----         -----
Balance December 31, 1999         $ 4.2        $  1.5         $ 5.9         $11.5         $23.1
   Cash payments                   (3.2)            -          (1.1)         (2.9)         (7.2)
   Non-cash items                     -          (1.5)            -             -          (1.5)
                                  -----        ------         -----         -----         -----
Balance September 30, 2000        $ 1.0        $    -         $ 4.8         $ 8.6         $14.4
                                  -----        ------         -----         -----         -----

CONTRIBUTION TO MOMENTUM BUSINESS APPLICATIONS

     During 1998, PeopleSoft formed Momentum Business Applications, Inc. ("Momentum"), a research and development company designed to develop eBusiness, analytic applications and industry-specific software products. All of the outstanding shares of Momentum Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum. PeopleSoft consolidated Momentum into its financial statements for the fourth quarter of 1998. However, during the first quarter of 1999, Momentum no longer met the requirements for consolidation. As a result, PeopleSoft incurred a charge of $176.4 million, which represents the $250.0 million contribution less a $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum, and expenses incurred by Momentum while consolidated with PeopleSoft.

OTHER INCOME, NET

    "Other income, net," which includes interest income, interest expense, gains on sale of corporate equity securities and other, increased from $4.4 million in the third quarter of 1999 to $130.1 million in the third quarter of 2000, and from $16.4 million during the nine months ended September 30, 1999 to $156.0 million during the nine months ended September 30, 2000. The increase during the quarter was primarily the result of $120.1 million in gains on the sale of corporate equity securities. The year-to-date increase was primarily the result of $129.6 million in gains on the sale of corporate equity securities. See also "Investments in Corporate Equity Securities and Unrealized Gains."

PROVISION FOR INCOME TAXES

    PeopleSoft's income tax provision increased from $2.9 million in the three-month period ended September 30, 1999 to $51.2 million for the same period in the current year and increased from $6.2 million in the nine-month period ended September 30, 1999 to $69.0 million for the same period in the current year. The effective tax rate was 47.9% and 34.5% for the nine months ended September 30, 1999 and September 30, 2000, excluding the impact of the charges related to Momentum and the restructuring costs occurring in the first nine months of 1999 as well as the impact of the gains on marketable equity securities and the product exit charges occurring in the first nine months of 2000. The 2000 rate is lower than the 1999 rate mainly due to the merger with Vantive and the statutory extension of the research and development credit. The net deferred tax assets at September 30, 2000 were $125.2 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

NET INCOME (LOSS) PER SHARE

    Diluted net income (loss) per share increased from an insignificant net loss per share in the third quarter of 1999 to net income of $0.23 per share in the third quarter of 2000. Weighted average shares outstanding used in the calculation of diluted net income (loss) per share were 266.1 million for the three months ended September 30, 1999 compared to 304.9 million for the third quarter of 2000. Net loss for the third quarter of 1999 included pretax restructuring charges in the amount of $1.3 million. Diluted net income (loss) per share for the year-to-date period increased from a net loss of $(0.66) per share for the nine months ended September 30, 1999 to net income of $0.35 per share for the nine months ended September 30, 2000. Net loss for the nine months ended September 30, 1999 included pretax charges of $176.4 million for the contribution to Momentum Business Applications and $8.7 million for restructuring charges. Net income for the nine months ended September 30, 2000 included a pretax gain on the sale of corporate equity securities in the amount of $129.6 million. Weighted average shares outstanding, used in the calculation of diluted net income (loss) per share, were 262.3 million for the nine months ended September 30, 1999 compared to 291.7 million for the nine months ended September 30, 2000. Shares outstanding may be impacted by the following factors:
(i) any fluctuations in PeopleSoft's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; (ii) the issuance of common stock associated with stock option exercises and the employee stock purchase plan; (iii) the issuance of common stock to effect business combinations, should PeopleSoft enter into such transactions; (iv) potential conversion of subordinated notes into common stock of PeopleSoft; and (v) Company repurchases of outstanding shares of common stock.

INVESTMENTS IN CORPORATE EQUITY SECURITIES AND UNREALIZED GAINS

    Investments in Corporate Equity Securities includes the Company's investments in privately held or publicly traded start-up companies. PeopleSoft classifies investments in publicly traded companies as investments available for sale and accounts for them under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All other investments, which consist of investments of privately held companies for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. The aggregate fair value of investments in corporate equity securities held at December 31, 1999 and September 30, 2000, was $260.7 million and $16.4 million. Realized gains on the sale of available-for-sale investments for the three- and nine-month periods ended September 30, 2000, were $120.1 million and $129.6 million. Gross unrealized gains were $241.0 million and $8.2 million as of December 31, 1999 and September 30, 2000, and are included, net of deferred income taxes of $92.8 million and $3.1 million, respectively, as a component of "Accumulated other comprehensive income (loss)." The unrealized gains as of September 30, 2000 relate to an investment in equity securities of a company that completed its public offering in July 2000. These equity securities are subject to lock up provisions, which expire in January 2001. The stock market is highly volatile, as a result, PeopleSoft cannot give assurance that the unrealized gains as of September 30, 2000 will be realized, or that losses on the investment will not occur(1).

BUSINESS COMBINATIONS

   TriMark Technologies, Inc.

    In May 1999, PeopleSoft acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. ("TriMark"), through a business combination accounted for as a purchase. The assets acquired included Transcend, TriMark's UNIX based client/server administration solution for annuity and life insurance processing. Significant components of the aggregate purchase price of $29.9 million included issuance of shares of common stock with a fair value of $18.1 million, issuance to TriMark employees of options to purchase common stock with a fair value of $8.2 million, and forgiveness of debt of $3.6 million.



------------
 (1) Forward-Looking Statement

    PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $10.6 million to completed products and technology, $4.9 million to customer list, $0.4 million to assembled workforce, and $14.1 million to goodwill. The capitalized intangible assets were to be amortized over their estimated useful lives of three to five years.

    In performing this allocation, PeopleSoft considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of TriMark's product. PeopleSoft determined that technological feasibility had been reached for the Transcend product prior to the date of acquisition and therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 20% for developed technology. This discount rate was determined after consideration of PeopleSoft's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

    PeopleSoft integrated the completed products and technology acquired from TriMark into its PeopleSoft Insurance Administration (IA) product, which became available during June of 1999. However, PeopleSoft has not been able to conclude any sales of the IA product since the TriMark acquisition. Reasons for this include poor marketing and sales execution and poor market acceptance of the new product, partially due to the lack of internet functionality/design in the IA product.

    During the third quarter of 2000, PeopleSoft decided that it would i) cease any further development effort on the IA product ii) redeploy the IA development resources to other areas, iii) cease any further marketing and sales effort on the IA product, and iv) abandon the IA product. Thus, PeopleSoft did not expect any future cash flows from the IA product, which resulted in an impairment of the unamortized cost of the following intangible assets acquired during the TriMark acquisition: capitalized software ($7.5 million), customer list ($3.8 million) and goodwill ($12.9 million). As a result, PeopleSoft recorded non-cash product exit charges in the amount of $24.2 million.

   Intrepid Systems, Inc.

    In October 1998, PeopleSoft acquired the assets and assumed certain liabilities of Intrepid Systems, Inc. ("Intrepid"). The acquired products consisted of applications that streamline, automate, and augment business processes and decision support for the merchandise management and store operations of medium and large retail companies. PeopleSoft paid an aggregate purchase price of $51.5 million. Significant components of the $51.5 million purchase price included cash payments of $35.3 million, assumption of net current liabilities of $8.3 million, which included $2.2 million to close the Intrepid facility, forgiveness of debt of $6.2 million, and transaction expenses of $1.7 million.

    PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $27.8 million to completed products and technology, $2.2 million to assembled workforce, $13.9 million to in-process research and development and $7.1 million to goodwill. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, PeopleSoft expensed the amount of the purchase price allocated to in-process research and development of approximately $13.9 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets were to be amortized over their estimated useful lives of five years.

    In performing this allocation, PeopleSoft considered, among other factors, its intention for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Intrepid's products and the research and development projects in process at the date of the acquisition. With regard to the in-process research and development projects, PeopleSoft considered, among other factors, the stage of completion of each project, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates of 20% and 30% for developed and in-process technology. These discount rates were determined after consideration of PeopleSoft's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

    In connection with the Intrepid acquisition, PeopleSoft acquired two products: Evolution and Decision Master. Development plans for the Evolution product were terminated during the fourth quarter of 1999. During the 2000 annual budget process, it was determined that the market for the Evolution product did not grow as estimated at the time of the Intrepid acquisition. With this knowledge and the fact that PeopleSoft could not commit to fund all of the product initiatives being proposed for 2000, PeopleSoft decided not to pursue Evolution's development past the fourth quarter of 1999. Without future development, Evolution was not a viable, marketable product and thus no future cash flows were expected to be realized from this product. As a result, in the fourth quarter of 1999, PeopleSoft recorded a product exit charge in the amount of $10.4 million, consisting primarily of the unamortized cost of the capitalized software related to the Evolution product.

    The Decision Master ("DM") product was completed and released in the fourth quarter of 1999 as part of PeopleSoft's Business Intelligence product offering. The DM product competes in the end-user reporting tools market, which is an extremely competitive market dominated by several companies. During the third quarter of 2000, PeopleSoft determined that its Business Intelligence offering is better able to compete in the market if it is offered with multiple end-user reporting tools rather than with only one. In addition, PeopleSoft determined that the Decision Master product is no longer a competitive, marketable product and thus decided that it would i) replace the DM product in its Business Intelligence offering with multiple end-user reporting tools, ii) cease any further development effort on the DM product iii) redeploy the DM development resources to other areas, and iv) abandon the DM product. Consequently, PeopleSoft did not expect any future cash flows from the DM product, which resulted in an impairment of the unamortized cost of the capitalized software ($7.5 million) and related goodwill ($3.8 million) acquired during the Intrepid acquisition, and capitalized internal software costs ($0.4 million) associated with the DM product. As a result, PeopleSoft recorded non-cash product exit charges in the amount of $11.7 million.

NEWLY ISSUED ACCOUNTING STANDARDS

    In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1999 or January 12, 2000. Adopting FIN 44 did not have a material impact on PeopleSoft's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. In addition, in October 2000, the SEC staff issued a Frequently Asked Questions and Answers ("FAQ") document, which further elaborates on the SEC staff's views regarding issues addressed in SAB 101. PeopleSoft is required to adopt the provisions of SAB 101 in its fourth quarter of 2000 and believes that adopting SAB 101 will not have a material impact on its financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. PeopleSoft will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on current circumstances, PeopleSoft believes the application of the new rules will not have a material impact on its financial position or results of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, PeopleSoft had $386.9 million in cash and cash equivalents and $458.7 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. Working capital at September 30, 2000 was $637.2 million. PeopleSoft believes that the combination of cash and cash equivalents and short-term investment balances, issuance of stock under the employee purchase plan and stock option exercises, proceeds from sale of strategic equity security investments, and potential cash flow from operations will be sufficient to satisfy its operating cash requirements and expected purchases of property and equipment at least through the next twelve months(1).

    The following table summarizes PeopleSoft's cash flows from operating, investing and financing activities.


NINE MONTHS ENDED SEPTEMBER 30,                                  1999            2000
(in millions)
                                                              -------         -------
Net cash (used in) provided by:
   Operating activities ..............................        $ (94.6)        $  30.0
   Investing activities ..............................          (57.4)         (176.1)
   Financing activities ..............................          (22.7)          121.9
   Effect of exchange rate changes on cash and
   cash equivalents ..................................           (1.8)           (2.9)
                                                              -------         -------
Decrease in cash and cash equivalents ................        $(176.5)        $ (27.1)
                                                              -------         -------

        During the nine-month period ended September 30, 1999 net cash used in operating activities was $(94.6) million compared to net cash provided by operating activities of $30.0 million during the nine-month period ended September 30, 2000. Cash used in operating activities during the first nine-months of 1999 resulted primarily from the net loss of $(172.2) million plus non-cash charges of $83.1 million, which include amortization and depreciation of $74.2 million, minus decreases in income taxes payable of $(21.4) million, deferred revenues of $(19.4) million and accounts payable and accrued liabilities of $(13.1) million, increases in deferred income taxes of $(13.2) million and other assets and liabilities of $(33.4) million, all of which were partially offset by decreases in accounts receivable of $73.4 million, increases in accrued compensation and related expenses of $14.3 million and tax benefits from exercise of stock options of $7.4 million. Excluding the $(176.4) million contribution to Momentum Business Applications, operating activities would have provided cash of $81.9 million. During the nine months ended September 30, 2000, cash provided by operating activities resulted primarily from the net income of $101.5 million minus non-cash items of $(37.3) million, which include depreciation and amortization of $59.8 million, product exit charges in the amount of $35.9 million, and gains on the sale of equity investments of $(129.6) million, plus increases in income taxes payable of $49.2 million, tax benefits from exercise of stock options of $27.5 million, all of which were partially offset by increases in accounts receivable of $(48.1) million, deferred income taxes of $(43.2) million and other assets and liabilities of $(25.6) million.

------------
 (1) Forward-Looking Statement

    Net cash used in investing activities was $(57.4) million during the nine-month period ended September 30, 1999 and $(176.1) million during the nine-month period ended September 30, 2000. PeopleSoft's principal use of cash in investing activities in the nine-month period ended September 30, 1999 included net purchases of investments in the amount of $(17.6) million and purchases of property and equipment in the amount of $(38.0) million. PeopleSoft's principal use of cash in investing activities in the nine-month period ended September 30, 2000 included net purchases of investments in the amount of $(112.1) million and purchases of property and equipment in the amount of $(60.2) million.

    Net cash used in financing activities was $(22.7) million during the nine-month period ended September 30, 1999 compared to net cash provided by financing activities in the amount of $121.9 million during the nine-month period ended September 30, 2000. The principal use of cash for financing activities during the nine-month period ended September 30, 1999 was PeopleSoft's distribution of $(78.6) million in Momentum Business Applications shares to PeopleSoft stockholders, which was partially offset by proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program in the amount of $56.0 million. The principal source of cash provided by financing activities during the nine-month period ended September 30, 2000 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program in the amount of $122.0 million. In August 2000, the Board of Directors authorized a $100 million share repurchase plan. PeopleSoft expects to repurchase up to $100 million of its common stock in open market transactions over the next 12 months(1).


                       ITEM 3 - FINANCIAL RISK MANAGEMENT

    PeopleSoft has only limited involvement with derivative financial instruments and does not use them for trading purposes. PeopleSoft enters into forward exchange contracts and interest rate swaps to manage certain exposures to fluctuations in foreign exchange and interest rates. PeopleSoft has written policies that place all forward exchange contracts under the direction of Corporate Treasury and restrict all derivative transactions to those intended for hedging purposes.

FOREIGN EXCHANGE RISK

    During the nine months ended September 30, 1999 and September 30, 2000, PeopleSoft's revenue originating outside the United States was 23% and 26% of total revenues, including revenues generated in Europe of 12% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from PeopleSoft's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

    PeopleSoft's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, local regulations and restrictions, and foreign exchange rate volatility. Accordingly, PeopleSoft could experience a material adverse effect on its business and results of operations arising from its foreign operations.

    PeopleSoft's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which the cost of software, including certain development costs, incurred in the United States is charged to PeopleSoft's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. PeopleSoft is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability(1).


------------
 (1) Forward-Looking Statement

     PeopleSoft has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward exchange contracts as the vehicle for hedging these intercompany balances. PeopleSoft uses two multinational banks for substantially all of these contracts. In general, these contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. During the three-month periods ended September 30, 1999 and September 30, 2000 the Company recorded a net gain of $0.3 million and a net loss of $(0.4) million from these settled contracts and underlying foreign currency exposures. During the nine-month periods ended September 30, 1999 and September 30, 2000 the Company recorded net gains of $0.2 million and $2.0 million from these settled contracts and underlying foreign currency exposures. At September 30, 2000, the Company had outstanding forward exchange contracts totaling $36.5 million, to sell Euros ($27.8 million), Singapore dollars ($1.4 million), Swiss francs ($2.8 million), New Zealand dollars ($0.3 million), Hong Kong dollars ($1.4 million), Canadian dollars ($0.05 million), Australian dollars ($0.1) and British pounds ($2.6 million). Each of these contracts had maturity dates to November 30, 2000 and a book value that approximates fair value. Both the cost and the fair value of these forward exchange contracts was not material at September 30, 2000.

    The foreign exchange hedging program is managed in accordance with a corporate policy approved by PeopleSoft's Board of Directors. In addition to hedging existing transactional exposures, PeopleSoft's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have been undertaken through September 30, 2000.

INTEREST RATE RISK

    PeopleSoft invests its cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term time deposits of the local operating bank.

    PeopleSoft accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). PeopleSoft classifies debt and preferred equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in "Accumulated other comprehensive income (loss)", net of tax.

    Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, PeopleSoft's future investment income may fall short of expectations due to changes in interest rates or PeopleSoft may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

    PeopleSoft's investments are made in accordance with an investment policy approved by the Board of Directors. At September 30, 2000, the average maturity of PeopleSoft's investment securities was approximately nine months. All investment securities had maturities of less than two years. The following table presents certain information about the financial instruments held by PeopleSoft as of September 30, 2000 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. PeopleSoft believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of PeopleSoft's effective tax rate, PeopleSoft finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments. Below is a tabular presentation of the maturity profile of PeopleSoft's investment securities held at September 30, 2000:

----------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2000                    EXPECTED MATURITY
(in millions)                           ------------------------
                                        ONE YEAR       MORE THAN       PRINCIPAL        FAIR
                                        OR LESS        ONE YEAR         AMOUNT          VALUE
                                        --------       ---------       ---------       -------
Available-for-sale securities           $ 481.9         $ 155.6         $ 637.5        $ 637.4
Weighted average interest rate              4.56%           4.22%
                                        --------        --------        -------        -------

     PeopleSoft has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its $70.0 million and $105.0 million floating rate synthetic lease obligations. The interest rate on the synthetic lease obligations is a LIBOR based floating rate, currently LIBOR plus 1% on the $70.0 million obligation, LIBOR plus 1% on $101.8 million of the $105.0 million obligation and LIBOR plus 2% on the other $3.2 million. The interest rate on the synthetic lease obligation resets on a 1,2,3, or 6-month interval at the Company's election. At September 30, 2000, the Company had entered into interest rate swap agreements, having a total notional principle amount of $120.0 million, with three commercial banks. The agreements effectively change the Company's interest rate exposure on the $120.0 million due 2003, to fixed rates ranging from 6.7183% to 7.1225%. The interest rate agreements match the underlying terms of the synthetic lease obligations.

    In August 1997, PeopleSoft issued an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors. These notes bear interest at a rate of 4.75% per annum and are convertible into PeopleSoft's common stock at the investor's option at any time at a conversion price equal to $50.82 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $59.3 million and $61.2 million as of December 31, 1999 and September 30, 2000.

EQUITY INVESTMENT RISK

    Investments in Corporate Equity Securities includes the Company's investments in privately held or publicly traded start-up companies. PeopleSoft classifies investments in publicly traded companies as investments available for sale and accounts for them under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All other investments, which consist of investments of privately held companies for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. The aggregate fair value of investments in corporate equity securities held at December 31, 1999 and September 30, 2000, was $260.7 million and $16.4 million. Realized gains on the sale of available-for-sale investments for the three- and nine-month periods ended September 30, 2000, were $120.1 million and $129.6 million. Gross unrealized gains were $241.0 million and $8.2 million as of December 31, 1999 and September 30, 2000, and are included, net of deferred income taxes of $92.8 million and $3.1 million, respectively, as a component of "Accumulated other comprehensive income (loss)." The unrealized gains as of September 30, 2000 relate to an investment in equity securities of a company that completed its public offering in July 2000. These equity securities are subject to lock up provisions, which expire in January 2001. The stock market is highly volatile, as a result, PeopleSoft cannot give assurance that the unrealized gains as of September 30, 2000 will be realized, or that losses on the investment will not occur(1).

--------------
(1) Forward-Looking Statement.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

    PeopleSoft has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q with a footnote (1) symbol. PeopleSoft may also make oral forward-looking statements from time to time. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

    PeopleSoft operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on PeopleSoft's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in PeopleSoft's 1999 Annual Report to Stockholders on Form 10-K.

MARKET ACCEPTANCE AND SUPPORT OF PEOPLESOFT 8 MAY NOT OCCUR OR BE SUCCESSFUL

    Over the past two years, PeopleSoft concentrated most of its product development efforts on PeopleSoft 8, the Company's next release of its core Enterprise Management applications, which became generally available in September of 2000. PeopleSoft 8 marks a fundamental, generational change in architecture from traditional client-server architecture to PeopleSoft's new internet architecture, the first pure HTML server-centric development platform delivered by a major enterprise application company. If PeopleSoft 8 was released with significant undetected problems, PeopleSoft may need to spend additional resources to modify the product or withdraw the product and only have its prior client server based Enterprise Management products available for sale. Even though PeopleSoft completed development of PeopleSoft 8, PeopleSoft cannot give you assurance that the market will accept 100 percent internet based Enterprise Management applications. PeopleSoft is at risk for low or slow acceptance of this new type of software. If the marketplace does not accept PeopleSoft 8, PeopleSoft will only have its prior client server based Enterprise Management products available for sale, and PeopleSoft's revenues could be adversely impacted.

    In addition to the significant resources utilized in the development of PeopleSoft 8, PeopleSoft has spent and committed significant resources to plan and implement programs to market, sell, install and support PeopleSoft 8. If market acceptance of PeopleSoft 8 is low, the Company's profitability in future periods may be adversely impacted.

    If demand for PeopleSoft 8 is greater than expected, PeopleSoft cannot give you assurance that our services organization will be able to implement and support PeopleSoft 8 in a timely manner and as a result, revenue opportunities could be lost and services revenue growth may not occur or may be adversely impacted.

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

        - changes in PeopleSoft's sales incentive plans have had and may continue to have an unpredictable impact on purchasing patterns; and

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

    Variances or slowdowns in PeopleSoft's prior quarter contracting activity may impact its consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. PeopleSoft's ability to maintain or increase service revenue primarily depends on its ability to increase the number of its licensing agreements. In particular, the significant year-over-year decrease in license revenues in 1999 and the first quarter of 2000 has had and may continue to have a significant impact on service revenues and earnings in fiscal 2000.

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

PEOPLESOFT'S CONTINUED SUCCESS DEPENDS UPON ITS ABILITY TO RETAIN AND ATTRACT A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES.

    PeopleSoft believes that its future success will depend in large part upon its ability to attract, train and retain highly skilled technical, managerial, sales and marketing personnel. Although PeopleSoft invests significant resources in recruiting and retaining employees, competition for personnel in the software industry is intense, and, at times, PeopleSoft has had difficulty locating highly qualified candidates within desired geographic locations, or with certain industry-specific domain expertise. If PeopleSoft's competitors increase their use of non-compete agreements, the pool of available sales and technical personnel may further narrow in certain areas, even if the non-compete agreements are ultimately unenforceable. PeopleSoft may grant large numbers of options or other stock-based incentives to attract and retain personnel, which could be highly dilutive to PeopleSoft stockholders. The failure to attract, train, retain and effectively manage employees could increase PeopleSoft's costs, hurt PeopleSoft's development and sales efforts and cause a degradation of PeopleSoft's customer service.

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

PEOPLESOFT HAS RECENTLY EXPANDED ITS TECHNOLOGY INTO SEVERAL NEW BUSINESS AREAS AND CANNOT BE CERTAIN THAT ITS EXPANSION WILL BE SUCCESSFUL.

    PeopleSoft's future success depends on the internet being accepted and widely used for commerce. PeopleSoft has recently expanded its technology into a number of new business areas to foster long-term growth, including electronic commerce, on-line business services and other products and services that can be offered over the internet. These areas are relatively new to PeopleSoft's product development, sales and marketing personnel and PeopleSoft cannot give you assurance that the markets for these products will develop or that it will be able to compete effectively or will generate significant revenues in these new areas making PeopleSoft's success in this area difficult to predict.

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

    In addition, some combinations with other companies may not qualify for pooling of interests accounting, which would require PeopleSoft to use the purchase method of accounting for all combinations. The purchase method of accounting for business combinations may require large write-offs of any in-process research and development costs related to companies being acquired, as well as ongoing amortization costs for goodwill and other intangible assets valued in the combinations with companies. Such write-offs and ongoing amortization charges may have a significant negative impact on operating margins and net income in the quarter of the combination and for several subsequent years. PeopleSoft may not be successful in overcoming these risks or any other problems encountered in connection with such transactions.

RECENT ACCOUNTING PRONOUNCEMENTS COULD ADVERSELY IMPACT PEOPLESOFT'S PROFITABILITY BY DELAYING SOME REVENUE RECOGNITION INTO FUTURE PERIODS.

    Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOPs 97-2, 98-4 and SOP 98-9. PeopleSoft adopted SOP 98-9 on January 1, 2000 and has changed certain business policies to meet the requirements of this SOP.

    In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. In addition, in October 2000, the SEC staff issued a Frequently Asked Questions and Answers ("FAQ") document, which further elaborates on the SEC staff's views regarding issues addressed in SAB 101. PeopleSoft is required to adopt the provisions of SAB 101 in its fourth quarter of 2000 and believes that adopting SAB 101 will not have a material impact on its financial position or results of operations.

    The accounting profession continues to discuss certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of implementation guidelines and interpretations, once finalized, could lead to unanticipated changes in PeopleSoft's current revenue accounting practices, which could cause PeopleSoft to recognize lower revenues. As a result, PeopleSoft may change its business practices significantly in order to continue to recognize a substantial portion of its license revenues. These changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect PeopleSoft.

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

    PeopleSoft relies on existing partnerships with other software vendors who are also competitors. If these vendors change their business practices in the future, PeopleSoft may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by PeopleSoft's existing vendors.

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

    Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to licensing PeopleSoft's software products. PeopleSoft began an outsourcing partner program in 1999 and began hosting its own service bureau in early 2000, both of which PeopleSoft believes address the needs of the marketplace; however, these programs may not be successful.

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

    Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, PeopleSoft sub-contracts certain consulting services to third parties which generally carry lower gross margins than PeopleSoft's service business overall. As a result, PeopleSoft's gross margins can be negatively impacted based on the percentage of service revenues as a percentage of total revenue and the mix between services which are provided by PeopleSoft employees versus services provided by third party consultants.

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

PEOPLESOFT RELIES ON CLIENT INTERFACES, WHICH COULD NEGATIVELY IMPACT PEOPLESOFT IF CURRENT OR FUTURE CLIENT INTERFACES ARE NOT COMPATIBLE WITH PEOPLESOFT'S CURRENT SOFTWARE PRODUCT DESIGN.

    For releases prior to PeopleSoft 8, PeopleSoft supports client platforms using browsers certified to run its Java-based Web client, or Microsoft's Windows family of software products, including Windows 3.1 (for PeopleSoft releases prior to Release 6 only), Windows NT, Windows 95, Windows 98 and Windows 2000. If Microsoft fundamentally changes the architecture of its software products so that users of PeopleSoft's software applications experience significant performance degradation or PeopleSoft's software applications become incompatible with future versions of Microsoft's Windows operating system, it could cause PeopleSoft to expend significant resources to reconfigure its products. With PeopleSoft 8, use of a Web browser as the user interface replaces the traditional desktop access through networked Microsoft Windows-based personal computers. Web browser access via the internet or an intranet involves numerous risks inherent in using the internet, including security, availability and reliability. PeopleSoft may wish to offer its applications on future or existing user interfaces that achieve popularity within the business application marketplace. These future or existing user interfaces may or may not be architecturally compatible with PeopleSoft's current software product design. PeopleSoft may not be able to support new user interfaces and achieve market acceptance of new user interfaces that it does support.

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

    Fluctuations in the price of PeopleSoft's common stock may expose PeopleSoft to the risk of securities class action lawsuits. As a result of the significant declines in the price of its common stock during the second half of fiscal 1998 and the first half of fiscal 1999, several such lawsuits were filed against PeopleSoft. Although PeopleSoft believes that these lawsuits are without merit, defending against them could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject PeopleSoft to significant liabilities. PeopleSoft cannot assure you that there will not be additional lawsuits in the future.

                           PART II - OTHER INFORMATION

        Item 1. Legal Proceedings

            There have not been any significant developments since the filing of the last quarterly report on Form 10-Q on August 14, 2000.

        Item 2. Changes in Securities and Use of Proceeds

            None

        Item 3. Defaults Upon Senior Securities

            None

        Item 4. Submission of Matters to a Vote of Security Holders

            None

        Item 5. Other Information

        On October 17, 2000, PeopleSoft announced the following changes to its senior executive management team. Steve Hill, PeopleSoft's prior Senior Vice President and Chief Financial Officer, has been promoted to Senior Vice President of Business Development. Kevin T. Parker, has joined PeopleSoft as Senior Vice President, Finance, and Chief Financial Officer.

        Mr. Hill will focus on pursuing mergers and acquisitions, joint ventures and venture capital funding of strategic initiatives worldwide. Mr. Parker will manage PeopleSoft's financial reporting and information systems. He was previously Senior Vice President and Chief Financial Officer ("CFO") for Aspect Communications Corp., a Customer Relationship Management (CRM) software company based in San Jose, California. Prior to Aspect, Mr. Parker was Senior Vice President of Finance and Administration at Fujitsu Computer Products of America in San Jose, California from 1996 through 1999. Earlier he held Chief Financial Officer, Controller and other financial management positions at the Systems Product Division of Standard Microsystems, O'Neil Data Systems, Toshiba America Information Systems, CALCOMP Inc. and PriceWaterhouseCoopers LLP.

        Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27.1   Financial Data Schedule

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: November 14, 2000


                           PEOPLESOFT, INC.


                           By:     /s/ KEVIN T. PARKER
                                 -----------------------------------------------
                                 Kevin T. Parker
                                 Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

               Exhibits

               27.1   Financial Data Schedule

               Reports on Form 8-K

               None