Form 10-K405
period 2000-12-31
PEOPLESOFT INC
filed 2001-04-02
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        WHICH REGISTERED
                 NONE                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 12, 2001 as reported on the Nasdaq National Market, was approximately $5.7 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 12, 2000 Registrant had 290,819,406 outstanding shares of common stock.



                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held May 21, 2001 are incorporated by reference in Part III of this Form 10-K Report.

================================================================================

PeopleSoft, the PeopleSoft logo, PeopleTools, PS/nVision, PeopleCode, PeopleBooks, and Vantive are registered trademarks, and PeopleTalk and "People power the internet." are trademarks of PeopleSoft, Inc. All other trademarks used are owned by their respective owners.

                                     PART I

ITEM 1. BUSINESS

    This Business section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. PeopleSoft's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements contained throughout this Annual Report include, but are not limited to, those identified with a footnote (1) symbol.

GENERAL

    PeopleSoft, Inc. ("PeopleSoft" or the "Company") designs, develops, markets, and supports a family of enterprise application software products for use throughout large and medium sized organizations. These organizations include corporations, higher education institutions, and federal, state, provincial, and local government agencies worldwide. PeopleSoft provides enterprise application software for customer relationship management, eCommerce, human resources management, financial management, supply chain management, and enterprise performance management, along with a range of industry-specific products. PeopleSoft's applications offer a high degree of flexibility, rapid implementation, and scalability across multiple databases and operating systems. In addition to enterprise application software, PeopleSoft offers a variety of services to its customers including implementation assistance, project planning, on-line analytic processing deployment, minor software product enhancements and training.

    Incorporated in Delaware in 1987, PeopleSoft shipped its first software product, a human resources management system, in December 1988. In 1992, PeopleSoft introduced the first of a series of financial management and accounting system software products, and, in 1994, it introduced the first of a series of distribution and supply chain management products. Since that time, PeopleSoft has introduced several additions to its existing product lines, plus industry specific software products. These industry specific applications include manufacturing products, public sector financial management products, public sector human resources management products, student administration products for the higher education market, and human resources and financial management products for the U.S. federal government market.

    PeopleSoft's strategy is to offer comprehensive applications that enable organizations to manage and enhance their relationships with customers, employees, and suppliers. PeopleSoft enterprise software applications manage mission critical business processes, including specific applications for customers, employees, and suppliers.

    PeopleSoft acquired The Vantive Corporation ("Vantive"), a supplier of customer relationship management applications, in December 1999, in a business combination accounted for under the pooling of interests method of accounting. At the time of the acquisition, Vantive was one of the worldwide leaders in customer relationship management applications. PeopleSoft has built upon the Vantive products, and now markets a solution called PeopleSoft Customer Relationship Management, a comprehensive suite that integrates with other PeopleSoft applications.

    PeopleSoft began shipping its first pure internet application suite, PeopleSoft 8, in September 2000, marking PeopleSoft's largest technological advance in enterprise software in more than a decade. PeopleSoft 8 includes 59 newly developed, pure internet collaborative applications that enable organizations to create a real-time, collaborative network of customers, employees, and suppliers. PeopleSoft 8 applications can be accessed anytime and from anywhere with a standard internet browser because they do not require software to be installed on the users personal computer.

SOFTWARE PRODUCT ARCHITECTURE

    PeopleSoft believes that its architecture provides the system performance required for intensive record keeping and high volume on-line transaction processing. PeopleSoft applications are designed for ease of use and are compatible with personal productivity applications such as word processors and spreadsheets. PeopleSoft software products are designed specifically for use with relational database management systems ("RDBMSs"), which offer power and functionality superior to flat files, hierarchical, or other non-relational databases that are generally used with legacy software applications. PeopleSoft's software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, PeopleSoft software products are available in the major RDBMS software and server hardware platforms. PeopleSoft believes that the intuitive design of its software products reduces end-user training requirements and allows end users and decision makers increased access to critical data not always readily available to them with legacy systems.

PeopleSoft Internet Architecture

    PeopleSoft 8 software products rely on an application server to process all application logic, as well as the generation of the hyper text markup language, or HTML, that is used by the web browser to render the user interface. Data management functions are carried out by the database server. Additionally, integration with market leading lightweight directory access protocol, or LDAP, provides common user definitions and security between various PeopleSoft applications and other LDAP-compliant applications (e.g., email). Further integration capabilities are provided through the use of extensible markup language, or XML, messaging over hyper text transfer protocol, or HTTP, as well as open application programming interfaces, or APIs, accessible via COM, Java, and C/C++. Collectively, the PeopleSoft 8 architecture is referred to as the "PeopleSoft Internet Architecture."

PeopleTools

    Today's users are demanding system applications that address specific business needs, facilitate the automation of workflow, are quickly adaptable to changing information requirements and provide for ease of access to information. PeopleSoft addresses these needs by providing PeopleTools, a set of integrated development and reporting tools including: (i) development tools for use by business process and system analysts to rapidly design and deploy custom modifications; (ii) administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft's applications; (iii) reporting and analysis tools for use by application users to easily access, summarize and analyze information; (iv) PeopleSoft Workflow for use by business process and system analysts and application users to automate business processes in a paperless environment; and
(v) PeopleSoft enterprise application integration tools for use in communicating between applications built on PeopleTools and applications built with other tools. PeopleTools continues to be used by PeopleSoft to develop most of its application software products. Powerful features and functions that PeopleTools supports include effective date capabilities, extensive security at both a user and object level, and a tree editor for managing hierarchical relationships among data elements. PeopleTools is used to build and modify data tables, design and customize user interface pages, modify user navigation, define security privileges of individual users and operator access to system objects, define and build workflow based processes, process online transactions, and facilitate data importation from other systems into PeopleSoft applications. PeopleTools simplifies system customization and implementation and can help reduce the time and cost of implementing the system. Upgrades to new releases are simplified with PeopleTools, which provides an automated comparison of the customer's customized systems to base level systems, and helps define how to install new releases. In addition, PeopleTools provides customers with significant ongoing flexibility to modify their systems quickly and inexpensively, so that internal maintenance costs can be reduced.

Relational Database Management Systems

    By utilizing relational databases and designing the system from the ground up, PeopleSoft has been able to develop integrated software products with fully normalized data structures. A fully integrated system provides convenient access to shared data such as department tables, tax rates and organization charts, without requiring users to maintain this information redundantly. Collecting and capturing information only once ensures that all data is consistent, readily available and easier to maintain. Through adherence to ANSI Structured Query Language ("SQL"), the industry standard data manipulation language for RDBMSs, and other relational database standards, PeopleSoft's software products are available in a range of environments. PeopleSoft's software products can be licensed for use with the following RDBMSs: IBM's DB2 (MVS, AIX, Windows NT/2000), Informix Corporation's INFORMIX-OnLine Dynamic Server (multiple versions of Unix), Microsoft Corporation's SQL Server, Oracle Corporation's Oracle 8 (Windows NT/2000 and multiple versions of Unix), and Sybase, Inc.'s System 11 (on multiple versions of Unix). If the customer decides to switch to other PeopleSoft supported RDBMS or hardware platforms, user disruption is usually minimized because only the "back-end" database changes, while the "front-end" application remains the same. PeopleSoft reviews the current status and customer demand for all platforms at the time of any major release of PeopleSoft software. Not all software products or release versions of PeopleSoft's software products are currently available on all of the above platforms.

    As a result of the complexities inherent in the mainframe environment and the performance demanded by customers in the mainframe environment, the mainframe version requires more lengthy development and testing periods to achieve market acceptance. In addition, there may be future or existing RDBMS platforms that achieve popularity within the business application marketplace and on which PeopleSoft may desire to offer its applications. Such future or existing RDBMS products may or may not be architecturally compatible with PeopleSoft's software product design.

Graphical User Interface

    PeopleSoft 8 products are designed to be accessed through the use of a web browser, which is responsible for rendering the graphical user interface. PeopleSoft believes that by exploiting standard web "look and feel" similar to popular websites, the web browser interface leverages user's existing knowledge and helps to reduce training costs. Desktop integration with other common applications such as Microsoft Excel is achieved through the use of standard internet protocols. Web-based reporting is also a feature of PeopleSoft 8, allowing the user to execute reports on a server and view the output directly in their web browser.

Application Security Architecture

    PeopleSoft's application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. PeopleSoft has developed a security architecture utilizing the capabilities of its own applications, the client operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third-party security products such as LDAP directory servers.

APPLICATION SOFTWARE PRODUCTS

STATEMENT OF POSSIBLE FUTURE DIRECTION: This document contains statements of future direction concerning possible functionality for PeopleSoft's software products and technology. Functionality and software products will be available for license and shipment from PeopleSoft only if and when generally commercially available. PeopleSoft disclaims any express or implied commitment to deliver any functionality or software unless or until actual shipment of the functionality or software occurs. The statements of possible future direction are for informational purposes only and PeopleSoft makes no express or implied commitments or representations concerning the timing and content of any future functionality or releases.

    Below is a brief description of certain of PeopleSoft's software products commercially available as of December 31, 2000. Please note that products may be shared between product lines and therefore, may appear in more than one product line. This allows PeopleSoft customers the flexibility to purchase the set of products that best addresses their specific business needs.

PeopleSoft Customer Relationship Management

    PeopleSoft Customer Relationship Management is a suite of customer relationship management products that help companies to sell, support, analyze, and service customers through many channels of interaction including the internet, telephone call center, facsimile, email, or directly through sales and service representatives. PeopleSoft Customer Relationship Management software allows a customer to consolidate data from different applications, including legacy and back-office applications, helping companies to obtain a complete view of the customer and more effectively meet the customer's needs. PeopleSoft Customer Relationship Management can be used as separate modules or together as an integrated enterprise suite.

PeopleSoft eCommerce Applications

    Applications for eBusiness contain traditional back-office functions that provide a foundation for business processes relating to the organization's customers, suppliers, and employees--such as general ledger, payables, billing, payroll, and enterprise planning. The power of applications for eBusiness is then combined with front-office functions that directly build and sustain relationships with customers, suppliers, and employees--such as applications for procurement, electronic storefronts, employee benefits, travel and expense, and customer service.

    PEOPLESOFT ESTORE. PeopleSoft eStore is a comprehensive online sales and customer service solution that combines online selling functionality with deep integration into the supply chain and other back-office systems. PeopleSoft eStore runs end-to-end and supports sales both to consumers and to other businesses. PeopleSoft eStore is designed for established enterprises looking to create new sales channels and supplement existing channels--as well as for rapidly developing companies reliant on the internet for success.

    PEOPLESOFT EPROCUREMENT. Integrated into PeopleSoft front- and back-office applications, PeopleSoft eProcurement is a web-based electronic procurement application providing a single interface for thousands of users across the enterprise to manage all types of maintenance, repairs, or operations, or MRO, goods and services activity.

PeopleSoft Enterprise Performance Management

    PeopleSoft Enterprise Performance Management enables companies to better analyze what influences results and business processes. Enterprise Performance Management capabilities include: a data warehouse optimized for analytic applications, robust analytic applications specific to different enterprises and industries, PeopleSoft Balanced Scorecard, which measures performance for the entire organization, and role-specific performance Workbenches. PeopleSoft Enterprise Performance Management applications are available for customer relationship management, human resources management, financial management, and supply chain management product lines.

PeopleSoft Financial Management

    PeopleSoft Financial Management helps capture and administer financial data quickly and accurately--across the enterprise. Consistent with an organization's practices and policies, PeopleSoft Financial Management assists in fulfilling both internal and external reporting requirements and regulatory compliance worldwide and provides internal controls. PeopleSoft Financial Management applications are designed to support various integrated business processes such as financial reporting, budgeting, employee expense management and asset lifecycles, but can also operate as stand-alone modules.

PeopleSoft Human Resources Management

    PeopleSoft Human Resources Management helps organizations track their most important asset: people. Our modular, global solution enables organizations to manage positions and compensation; recruit, hire, and train employees; promote, allocate, and retire personnel; and comply with local and international regulatory requirements.

PeopleSoft Materials Management

    PeopleSoft Materials Management enables users to closely track and control the purchase, inventory, and flow of materials throughout the organization. This solution helps users purchase the right material at the right price, analyze and control inventory across the enterprise, calculate replenishments, distribute materials on time, and track consumption of goods and services.

PeopleSoft Professional Services Automation

    PeopleSoft Professional Services Automation is designed to enable an organization to use its workforce more effectively and determine which skills are most critical to success. PeopleSoft Professional Services Automation integrates the human resources, financial, and business intelligence systems needed to deliver a complete, 360-degree view of an organization's personnel and their capabilities.

PeopleSoft Project Management

    PeopleSoft Project Management is an integrated suite of enterprise applications designed to maximize the profitability of an organization's projects. By combining all project data into a single repository, users gain easy access to critical information. PeopleSoft Project Management helps identify and capture all project costs, from initial estimates through actuals; manage all resources associated with each job--even in multiple sites, countries, and languages; track materials, labor, and overhead; calculate financial indicators related to billing, sales, earnings, interest, performance, and completed projects; and view up-to-the-minute project status and quickly respond to issues.

PeopleSoft Sales and Logistics

    PeopleSoft Sales and Logistics helps users place accurate orders, provide reliable promise dates, and create flexible product configurations. This application set enables users to capture, maintain, and share product and distribution information across the enterprise; define and verify make-to-order or assemble-to-order requirements; enter configured sales orders and quotes on a laptop, in front of customers; determine the available material and capacity in the supply chain; and prepare, calculate, and submit accurate invoices.

PeopleSoft Student Administration

    PeopleSoft Student Administration offers a suite of integrated applications that automates and improves administrative processes while reducing overhead costs. It addresses critical aspects of student administration, from recruitment and admissions to fund-raising and grant writing.

PeopleSoft Supply Chain Planning

    PeopleSoft Supply Chain Planning helps meet customer demand for on-time and accurate delivery of products, on a global basis. With PeopleSoft Supply Chain Planning users can forecast demand based on order history, economic indicators, and input from employees, suppliers, and customers; determine when and where to produce and distribute finished products, based on the availability of raw materials, aggregate capacity, and finished goods; establish reliable promise dates for customer orders, share real-time planning information with suppliers and customers, reduce inventory, and improve throughput of goods.


    PeopleSoft's software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, PeopleSoft licenses its software products solely for the customer's internal operations. License fees for PeopleSoft's software products are a function of the particular combination of PeopleSoft software products chosen and the number of employees for Human Resource Management software products, the number of enrolled students for Student Administration software products, revenues of the licensing entity for Financial Management, Supply Chain Management and Materials Management software products and the number of named users for Customer Relationship Management products and third-party workstation based software tools.


SERVICES AND CUSTOMER SUPPORT

    PeopleSoft believes that a high level of customer service is required to be successful in the enterprise software marketplace. PeopleSoft also believes that the opportunity exists to differentiate itself from competitors by delivering superior service that meets the demanding service requirements of this market segment. PeopleSoft's service revenue consists primarily of software maintenance and support fees, consulting fees, customer training fees, and other miscellaneous fees.

Software Maintenance and Support

    At the time a customer licenses PeopleSoft's software, the customer is offered maintenance and support, which can be renewed on an annual basis. As part of maintenance and support, the customer is entitled to receive software product enhancements and upgrades released during the period that the customer pays for maintenance and support, access to the PeopleSoft Customer Care Center, and 24-hour hot-line telephone support. PeopleSoft operates customer support centers in North America, Europe and the Asia/Pacific region.

Customer Care Center

    The Customer Care Center is a pool of customer service resources that are available via 1-800 number access. All PeopleSoft maintenance customers have access to the Customer Care Center personnel resources. These service professionals are focused on resolving customer issues. The Customer Care Center is also responsible for customer software orders, maintaining customer contracts and the maintenance of customer service systems.

Consulting Services

    PeopleSoft offers a variety of consulting services to its customers and third-party consulting firms including implementation assistance, project planning, on-line analytic processing deployment, and minor software product enhancements. PeopleSoft has several technology labs, which currently concentrate on upgrading customers from one PeopleSoft release to the next. PeopleSoft frequently works closely with third-party consulting and systems integration firms such as Accenture, Deloitte and Touche LLP, KPMG LLP and PriceWaterhouseCoopers LLP, which can provide the customer with a full range of re-engineering, customization and project management services.

Customer Education and Training

    PeopleSoft offers comprehensive education for key learner groups in the PeopleSoft customer base -executives, the project team and application users - with the goal of ensuring each customer's success with PeopleSoft's software products. Training is also available for third-party consultants. Products and services include project team training classes, end-user training classes, the end-user training kit, course development and delivery services, and workforce performance (i.e. competency management) consulting services.

PeopleSoft eCenter

    PeopleSoft eCenter provides companies with a one-stop shop for application software and services. As the application service provider, PeopleSoft hosts, maintains, and upgrades the customer's applications licensed from PeopleSoft. PeopleSoft believes this model is especially valuable to mid-size companies that cannot afford the costs of deploying software, especially the related hardware. PeopleSoft also believes, this model may also appeal to larger organizations looking for more operational simplicity, less reliance on scarce IT resources, and ways to lower the total cost of ownership of their systems.


SALES AND MARKETING

    PeopleSoft markets and licenses its software products in most major world markets primarily through a direct sales and marketing organization of 1,357 employees, as of December 31, 2000. The domestic direct sales organization is based in over 25 field sales offices located in major metropolitan areas throughout the United States. International sales activities are managed out of PeopleSoft's offices in Toronto, Vancouver, Ottawa, and Montreal, Canada; Amsterdam, the Netherlands; Paris, France; Reading, England; Munich, Germany; Milan, Italy; Zurich, Switzerland; Mexico City, Mexico; Sydney, Perth and Melbourne, Australia; Buenos Aires, Argentina; Sao Paulo, Brazil; Tokyo, Japan; Madrid, Spain; Hong Kong and Singapore. To augment its direct sales channel, PeopleSoft has: (i) teaming agreements with market leading technology and consulting companies, such as an agreement with Accenture to address the PeopleSoft Human Resource Management and PeopleSoft Financial Management requirements of federal, state and local government agencies, and an agreement with Cap Gemini Ernst & Young to address PeopleSoft Healthcare industry applications; (ii) agreements for consulting and system integration with companies such as KPMG LLP and PriceWaterhouseCoopers LLP; and (iii) agreements with other third-party distributors, system integrators, and outsourcing vendors complementing the direct sales force and in various countries where PeopleSoft does not have a direct sales force.

    In support of its sales efforts, PeopleSoft conducts comprehensive marketing programs, which include telemarketing, direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or often the receipt of a request for proposal from a prospective customer, which is followed by qualification of the lead, an analysis of the customer's needs, response to a request for proposal (if solicited by the customer), one or more presentations to the customer, customer internal sign-off activities, and contract negotiation and finalization. While the sales cycle from customer to customer varies substantially, the sales cycle has historically required three to twelve months.

    A key aspect of PeopleSoft's sales and marketing strategy is to build and maintain strong working relationships with businesses PeopleSoft believes play an important role in the successful marketing of its software products. PeopleSoft's customers and potential customers often rely on third-party system integrators to develop, deploy and manage eBusiness applications. These include:
(i) RDBMS software vendors (such as Informix Software Incorporated, Microsoft Corporation, Oracle Corporation, IBM Corporation and Sybase Incorporated) which offer RDBMS products on which PeopleSoft's software products run; (ii) hardware vendors (such as Compaq Computer Corporation, Hewlett Packard Corporation, IBM Corporation, and Sun Microsystems, Inc.) which offer hardware platforms on which PeopleSoft's software products run; (iii) technology consulting firms and systems integrators (such as Accenture LLP, Cap Gemini Ernst & Young LLC, Deloitte and Touche LLP, PriceWaterhouseCoopers LLP, and KPMG LLP) some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise PeopleSoft's principal customer base; and (iv) application service provider firms (such as USinternetworking Incorporated, Corio Incorporated, and Qwest Cyber Solutions
LLC) that provide hosting services for customers. PeopleSoft believes that its marketing and sales efforts are enhanced by the worldwide presence of these companies. PeopleSoft has conducted several joint marketing and sales programs with these vendors and other technology and software partners, including seminars, direct mail campaigns and trade show appearances. However, these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, may start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or may otherwise discontinue their relationships with, or support of, PeopleSoft.


COMPETITION

    PeopleSoft competes with a variety of software vendors, including internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the customer relationship management software applications market segment, providers of human resource management system software products, providers of financial management systems software products, and numerous small firms that offer products with new or advanced features.

    Oracle Corporation and SAP, PeopleSoft's primary competitors in the enterprise application software market, have an advantage over PeopleSoft due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources than PeopleSoft. In addition, Oracle Corporation's relational database management system underlies a significant portion of PeopleSoft's installed applications. Siebel Systems, Inc., PeopleSoft's primary competitor in the customer relationship management software market, has been identified as the leader in that market.

    The market for business application software has been and continues to be intensely competitive. Because some competitors have become more aggressive with their payment terms and/or issuance of contractual implementation terms or guarantees, PeopleSoft may need to lower prices or offer other favorable terms in response to competitive pressures. Some of PeopleSoft's competitors have a larger installed customer base for their products and services, increasing their ability to compete with PeopleSoft. PeopleSoft believes it must differentiate itself from its competitors through different or subtler architectural and technological factors that better meet the market demands and customers' expectations.

    Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to licensing PeopleSoft's software products. Although PeopleSoft has established a software-hosting program that it believes addresses the needs of the marketplace, this program is in very early stages and may not be successful.

    See also Factors That May Affect Our Future Results or the Market Price of Our Stock - Our margins may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in our industry.


SOFTWARE PRODUCT DEVELOPMENT

    PeopleSoft has made substantial investments in research and software product development. PeopleSoft believes that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complimentary technologies and products into its software product offerings is essential to maintain its competitive position in the market. The application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. PeopleSoft believes that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, PeopleSoft's development organization is comprised of small, focused development groups assigned to each of the software products within the various software product areas, for example, customer relationship management, enterprise performance management, human resource management, financial management, supply chain management, and PeopleTools. In addition, from time to time, PeopleSoft enters into development agreements with third parties. PeopleSoft has entered into a development agreement with Momentum Business Applications, Inc. pursuant to which PeopleSoft conducts product development on behalf of Momentum Business Applications.

    During the third quarter of 2000, PeopleSoft delivered the second release of its PeopleTools 8 Internet Architecture, which enables rapid development, deployment, and cost effective management of PeopleSoft's internet applications. Also during the third quarter, PeopleSoft delivered its PeopleSoft Human Resource Management, Financial Management, Supply Chain Management, and Enterprise Performance Management applications on this internet architecture.

    PeopleSoft's current focus in application development is to extend PeopleSoft 8. PeopleSoft 8 is the first pure HTML internet client offering from PeopleSoft, and includes internet technologies, such as XML, publish-subscribe and business interlinks. In addition to this major technology shift, PeopleSoft expects to deliver enhanced functionality in its core products and a number of new applications, mostly focused on customer relationship management, eCommerce, and internet collaboration. In addition, PeopleSoft anticipates continuing to invest in expanded functionality across all of its software product offerings, including global product requirements and industry specific requirements(1). There can be no assurance that such development efforts will result in products, features or functionality or that the products, features or functionality that are developed will be accepted by the market.

    PeopleSoft's research and development staff consisted of 2,100 employees as of December 31, 2000, organized in groups that perform the functions of product strategy, product development, quality assurance, and documentation.

---------------
(1) Forward-Looking Statement

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    PeopleSoft regards certain aspects of its internal operations, products and documentation as proprietary, and PeopleSoft primarily relies on a combination of patent, copyright, trademark and trade secret laws and other measures to protect its proprietary rights. PeopleSoft also relies on contractual restrictions in its agreements with customers, employees and others to protect its intellectual property rights. However, there can be no assurances that these agreements will not be breached, that PeopleSoft would have adequate remedies for any breach or that PeopleSoft's trade secrets will not otherwise become known.

    PeopleSoft currently holds U.S. patents on some of the technologies included in its products and may continue to file patent applications in the future. There can be no assurance that any patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. PeopleSoft believes that, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability and experience of PeopleSoft's employees, frequent software product enhancements and the timeliness and quality of support services are key to its success. This success is also dependent, in part, upon its proprietary technology and other intellectual property rights.

    The source code for PeopleSoft's products is protected both as a trade secret and as a copyrighted work. There can be no assurance that these protections will be adequate or that PeopleSoft's competitors will not independently develop technologies that are substantially equivalent or superior to PeopleSoft's technology. Many customers of PeopleSoft are beneficiaries of a source code escrow account arrangement to enable the customer to acquire a contingent future limited right to use PeopleSoft's source code solely for the customer's internal use. If PeopleSoft's source code is accessed, the likelihood of misappropriation or other misuse of PeopleSoft's intellectual property may increase. Furthermore, in certain foreign countries, effective copyright and trade secret protection may be unavailable or the laws do not protect PeopleSoft's products and intellectual property rights to the same extent as the laws of the United States. Failure to obtain and/or maintain appropriate patent, copyright or trade secret protection either in the U.S. or in certain foreign countries, for any reason, could have a material adverse effect on PeopleSoft's business, operating results and financial condition.

    PeopleSoft believes that its products, trademarks or other proprietary rights do not infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against PeopleSoft in the future with respect to current or future products or that any such assertion will not require PeopleSoft to enter into royalty arrangements or result in costly and time-consuming litigation.


PERSONNEL

    As of December 31, 2000, PeopleSoft employed 8,019 people, including 3,789 in services, 1,357 in sales and marketing, 2,100 in research and development, and 773 in administration. Approximately 6,000 employees were located in the United States. None of PeopleSoft's employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of the international employees are covered by the customary employment contracts and agreements of the countries in which they are employed. PeopleSoft believes that relations with its employees are good.

The executive officers of the Company as of December 31, 2000 were as follows:

  NAME                                 AGE        POSITION
  ----                                 ---        --------
  Craig A. Conway                      46         President and Chief Executive Officer/Director
  Guy Dubois                           46         Executive Vice President, International
  Jay Fulcher                          39         Executive Vice President, Global Services
  Ram Gupta                            38         Executive Vice President, Products and Technology
  Baer Tierkel                         40         Executive Vice President, Worldwide Marketing
  Phil Wilmington                      41         Executive Vice President, North America
  Kevin T. Parker                      41         Senior Vice President and Chief Financial Officer
  Anne S. Jordan                       49         Senior Vice President, General Counsel and Secretary


    MR. CONWAY joined the Company in 1999 as President and Chief Operating Officer, and was promoted to Chief Executive Officer later that year. He oversees the Company's business operations including sales, marketing, professional services, customer support, development, finance and administration. From 1996 to 1999, Mr. Conway was President and Chief Executive for OneTouch Systems, a leader in the field of interactive broadcast networks. From 1993 to 1996, Mr. Conway served as President and Chief Executive for TGV Software, Inc., an early developer of IP network protocols and applications for corporate intranets and the internet. Mr. Conway also spent eight years at Oracle Corporation as Executive Vice President in a variety of roles including marketing, sales and operations. Mr. Conway graduated from State University of New York with a degree in Computer Science and Mathematics.

    MR. DUBOIS joined the Company in 1999. Prior to being promoted to his current role in January 2000, Mr. Dubois served as Executive Vice President and General Manager, International of The Vantive Corporation. From 1995 to 1999, Mr. Dubois was Vice President and General Manager of the Europe, Middle East, Africa operations of Sybase Corporation. From 1994 to 1995, Mr. Dubois was Vice President of Southern Europe at Sybase. Prior to that, he was Deputy Managing Director of Digital Equipment Corporation France.

    MR. FULCHER joined the Company in 1996 and has previously served as President, Products Division; Vice President and General Manager, Manufacturing business unit; and Vice President of sales for the Manufacturing business unit. Prior to joining the Company, Mr. Fulcher was Vice President of worldwide sales and marketing for Red Pepper Software. He has over Fifteen years of experience in the computer industry and has also held senior management positions with Dun & Bradstreet and SAP America. Mr. Fulcher graduated from San Jose State University with a degree in Business Administration, Management and Economics.

    MR. GUPTA joined the Company in 2000 as Executive Vice President of Products and Technology. Prior to joining the Company, he was Senior Vice President and General Manager for Healtheon|WebMD Corp., from 1997 to 2000. Before working at Healtheon|WebMD, Mr. Gupta was the director of the Multimedia Networking Group at Silicon Graphics, from 1994 to 1997. Before that he worked in various management roles at IBM and Philips. Mr. Gupta holds a master's degree in computer science from the University of Massachusetts and has a number of patents in the U.S.

    MR. TIERKEL joined the Company in 1991. Prior to his current role, Mr. Tierkel was responsible for launching the Company's eBusiness strategy as Vice President, PSBN and General Manager, eBusiness. Previously, as Vice President of PeopleTools Products & Technology, Mr. Tierkel was responsible for the industry-leading technologies used to create the Company applications. Prior to joining the Company, Mr. Tierkel served as President of Allegro Technology, Inc., a global informational technology services company, providing products for packaged international software product development. Mr. Tierkel attended the Boston University School of Management, where he received a B.S. in Business Administration.

    MR. WILMINGTON joined the Company in 1992. Before being promoted to his current role in January 2000 as Executive Vice President of North America Operations and Global Alliances, Mr. Wilmington held various positions including President of the Services Division, Vice President of Emerging Markets, General Manager of the Financial Services business unit, and General Manager of the Midwest Region. Prior to joining the Company, Mr. Wilmington served as Executive Vice President of Field Operations at Trinet, Inc., and as Vice President of Sales and Operations at Tesseract Corp. Mr. Wilmington holds a bachelor's degree in Marketing and Business Administration from Bradley University.

    MR. PARKER joined the Company in 2000 as Senior Vice President and Chief Financial Officer. Prior to joining the Company Mr. Parker served as Senior Vice President and Chief Financial Officer for Aspect Communications Corp., a customer relationship management software company, from 1999 to 2000. From 1996 to 1999, Mr. Parker was Senior Vice President of Finance and Administration at Fujitsu Computer Products of America. Previous posts include Chief Financial Officer, Controller and other financial management positions at Standard Microsystems, O'Neil Data Systems, Toshiba America Information Systems, CalComp and Price Waterhouse. Mr. Parker attended Clarkson University where he received a B.S. degree in Accounting.

    MS. JORDAN joined the Company in 1999 as Senior Vice President, General Counsel and Corporate Secretary for the Company. Prior to joining the Company, Ms. Jordan was Vice President, Administration and General Counsel for Sega of America, Inc., from 1994 to 1999. Prior to 1994 she was a partner in Carr & Ferrell and held positions as Vice President and General Counsel for Worlds of Wonder, Inc., Assistant General Counsel for Dole Foods, Inc., and corporate counsel for Beatrice Companies, Inc. and Gould Inc. Ms. Jordan received a B.A. from Northwestern University and a J.D. from DePaul University.

ITEM 2. PROPERTIES

FACILITIES

     The Company leases approximately 2,457,000 square feet of office space of which approximately 90% is in the U.S.

     The Company's headquarters are located in Pleasanton, California and consist of approximately 1,132,000 square feet of office facilities used for development, technical support, sales, marketing, customer service and administration. The additional domestic facilities include offices located in Santa Clara and Encino, California; Westchester, Illinois; Atlanta, Georgia; Teaneck, New Jersey; Bethesda, Maryland; Dallas, Texas; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Miami, Florida; Manchester, New Hampshire and Phoenix, Arizona, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located abroad and used primarily for sales, marketing, customer support and administrative functions include facilities located in Toronto and Montreal, Canada; Reading, England; Madrid, Spain; Paris, France; Munich, Germany; Amsterdam, the Netherlands; Singapore; Sydney and Melbourne, Australia; Tokyo, Japan; Mexico City, Mexico; Sao Paulo, Brazil and Buenos Aires, Argentina.

     The Company's facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volume of business. The Company believes that suitable additional space will be available to accommodate expansion of the Company's operations.

     The following information relates to the Company's facilities in the U.S.

     In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments due beginning upon the completion of the construction, which occurred during the fourth quarter of 1998. The cost for the construction of the facility totaled $70.0 million including interest during the construction period. The rental payments equal the amount of interest under the agreement. The interest rate charged on amounts funded prior to the commencement of the lease payments was LIBOR plus 0.625% as measured on the date of each funding rollover. The Company began accruing interest concurrent with the lessor's first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $4.5 million as of the end of the construction phase, was added to the construction cost. In 1998, the Company negotiated an amendment to this lease that extends the term of the lease until February 2003, with an option to renew for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2000 the Company was in compliance with all covenants.

     In 1998, the Company purchased two parcels of land in Pleasanton, California for $50.0 million and entered into a five-year lease agreement for facilities to be constructed on one of the parcels. The lease was structured as an operating lease with rental payments due beginning upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled $105.0 million including interest costs during the construction period, which were added to the balance rather than paid by the Company. The interest rate on the obligation is a LIBOR based floating rate, which resets on a 1, 2, 3, or 6-month interval at the Company's election. The rental payments equal the amount of interest under the agreement. The Company has an option to renew the lease for an additional five years, subject to certain conditions, or purchase the building for $105.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2000 the Company was in compliance with all covenants.

    In 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 10 years. The Company has options to terminate up to 50% of the space at anytime following the initial 4 years of the lease term and the remaining 50% at any time following the 5th year of the term; or alternatively, the Company may extend the term of the lease in five-year increments up to 20 years. Fees due upon termination, if applicable, are not significant to the overall lease payments but are being accrued over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a financial statement gain of approximately $24.4 million, which is being amortized over the lease period. The Company holds a right of first refusal to additional space within the site as other tenants' leases expire.


ITEM 3. LEGAL PROCEEDINGS

PeopleSoft Securities Class Action Litigation

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

    The Consolidated Complaint purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999. The Consolidated Complaint alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandoned all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of improper accounting related to the Company's write-downs for "in-process research and development" in connection with various acquisitions, and improper accounting related to the Company's spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

    On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint. The motions were heard on May 4, 2000. On May 26, 2000, following post-hearing submissions, the Court entered an order a) dismissing all claims against defendants Albert Duffield, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, and George Still, without leave to amend; b) dismissing all claims relating to the time period prior to May 27, 1998; c) denying the motion to dismiss as to various forward-looking statements allegedly made by the Company between May 27, 1998 and January 28, 1999; and d) limiting the class period for which claims may be asserted to the same time period. A First Amended Complaint was filed on June 12, 2000. The Court had set a case management schedule pursuant to which the Company will be required to provide discovery to plaintiffs prior to May 11, 2001. A final pre-trial conference will be held on August 6, 2001, and a trial date of September 10, 2001.

    On February 16, 2001, PeopleSoft agreed to a tentative settlement of the litigation, which would result in the dismissal of all claims against the defendants in exchange for a payment of $15 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company expects definitive agreements to be executed in April 2001, and final settlement approval to be received by June 2001. In the interim, all proceedings in the case have been suspended. An insurance receivable and a settlement accrual of $15 million has been included in Other current assets and Accrued liabilities, respectively, in the accompanying consolidated balance sheet as of December 31, 2000.

Shareholder Derivative Litigation

    On June 30, 2000, a shareholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action is based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that already have been dismissed in the federal action. The Company believes that the derivative claims are not proper due to plaintiffs' failure to make pre-suit demand on the Company as required by law, and filed a motion to dismiss the litigation on those grounds. That motion was set for hearing in February 2001, but had been continued indefinitely.

    On February 16, 2001, the defendants in the derivative suit agreed to a settlement, pursuant to which certain limited corporate therapeutics will be offered, and in exchange for which all claims will be dismissed with prejudice. The attorneys' fees for plaintiffs' counsel will be paid out of the $15 million settlement fund established for settlement of the related class action litigation.

Vantive Securities Class Actions

    Beginning on July 6, 1999, a series of similar securities class action lawsuits were filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The original complaints alleged that from April 23, 1997 to July 6, 1998, Vantive misled the investing public as to Vantive's future prospects and failed to disclose facts which it knew would result in decreased demand for its products or decreased operating margins. The original complaints further alleged that various officers and directors intended to profit thereby by artificially inflating the price of Vantive's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appear to have been triggered by Vantive's announcement of preliminary results for the second quarter of 1998, released on July 6, 1998. On November 15, 1999, plaintiffs filed a First Consolidated Amended Complaint. The First Consolidated Amended Complaint added to the previous complaints, among other things, allegations of accounting improprieties. The Company filed a motion to strike and a motion to dismiss the First Consolidated Amended Complaint. The court heard argument on the motions on February 24, 2000. On March 21, 2000, the Company received an order from the court granting the Company's motion to dismiss with prejudice. On June 19, 2000, plaintiffs filed an appeal from the district court's ruling in the Ninth Circuit Court of Appeals. The case is now fully briefed on appeal and the parties are awaiting a date for oral argument. The Company believes the complaints are without merit and intends to vigorously defend the action. However, there can be no assurance that if there is an unfavorable resolution of the appeal, there would not be a potential material adverse impact on the company's future financial position or results of operations or cash flows.


Other Matters

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    (a) The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol PSFT. The following table lists the high and low closing prices for the PeopleSoft Common Stock as reported on the Nasdaq for the last two years.

                                                              HIGH        LOW
                                                              ----        ---
Fourth quarter of 2000..................................    $  49.69   $  27.75
Third quarter of 2000...................................    $  35.75   $  15.88
Second quarter of 2000..................................    $  19.94   $  12.19
First quarter of 2000...................................    $  26.50   $  18.06
Fourth quarter of 1999..................................    $  23.63   $  14.50
Third quarter of 1999...................................    $  18.25   $  13.06
Second quarter of 1999..................................    $  17.50   $  12.13
First quarter of 1999...................................    $  24.50   $  14.63

               The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's facility lease prohibits the payment of cash dividends without the lessor's consent.

    (b) As of March 12, 2000, the approximate number of stockholders of record was 109,000.

    (c)        Unregistered sales of equity securities:

               In 1999, the Company issued warrants to purchase 40,000 shares of the Company's common stock to an executive search firm in exchange for professional services. In May 2000, the Company issued 2,718 shares of common stock pursuant to the net exercise of the warrants to purchase 40,000 shares with an exercise price of $12.69 per share. The warrant and all shares issued upon exercise of the warrant were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. This transaction was made without general solicitation or advertising and this executive search firm represented that it was an accredited investor.

    Other information

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

    Under a stockholder rights plan adopted in 1995, each share of the Company's common stock carries the right, under certain circumstances, to purchase equity securities of the Company or an acquirer. Ten days after a tender offer or acquisition of 20% or more of the Company's common stock, each right may be exercised for $190 to purchase one one-thousandth of one share of the Company's Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company's common stock. In addition after such rights are triggered, each right entitles the holder to purchase common stock of the Company with a fair value of twice the exercise price or, in certain circumstances, securities of the acquiring company for the exercise price. Each right expires in February 2005, and, during specified periods, the Company may redeem or exchange each right for $.01 or one share of common stock, respectively.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31(a)(c),
(in thousands, except per share amounts)                    1996            1997            1998            1999             2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
    License fees                                      $  294,041      $  509,666      $  664,277      $  339,676       $  496,115
    Services                                             219,738         422,488         810,491       1,061,838        1,118,079
    Development and other services                             -               -               -          27,632          122,279
                                                      ----------      ----------      ----------      ----------       ----------
Total revenues                                        $  513,779      $  932,154      $1,474,768      $1,429,146       $1,736,473
                                                      ----------      ----------      ----------      ----------       ----------
Operating income (loss)                               $   70,117      $  166,221      $  221,064      $ (238,573)      $   71,232
                                                      ----------      ----------      ----------      ----------       ----------
Net income (loss)                                     $   46,766      $  101,305      $  139,938      $ (177,765)      $  145,691
                                                      ----------      ----------      ----------      ----------       ----------
Diluted earnings (loss) per share(b)                  $     0.18      $     0.37      $     0.50      $    (0.67)      $     0.48
                                                      ----------      ----------      ----------      ----------       ----------
Shares used in diluted per share computation (b)         260,776         270,204         281,059         263,914          302,916
                                                      ==========      ==========      ==========      ==========       ==========
Total assets                                          $  598,444      $1,060,960      $1,623,525      $1,683,809       $1,985,150
                                                      ==========      ==========      ==========      ==========       ==========
Long-term obligations                                 $      755      $   69,362      $   69,299      $   69,078       $   82,623
                                                      ==========      ==========      ==========      ==========       ==========

NOTES:

    (a) Historical results of operations are not necessarily indicative of future results. Refer to Factors That May Affect Our Future Results or The Market Price of Our Stock under Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of factors that may impact future results.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of PeopleSoft's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see "Factors That May Affect Future Results or The Market Price of Our Stock." Forward-looking statements contained throughout this Report include but are not limited to those identified with a footnote (1) symbol. PeopleSoft undertakes no obligation to update the information contained in this
Item 7.

    As more fully described in the "Merger" section below, PeopleSoft merged with Vantive on December 31, 1999. The consolidated financial statements for 1998 and 1999 included in this Annual Report on Form 10-K have been prepared following the pooling of interest method of accounting and therefore reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined for those years. Certain prior period amounts have been reclassified to conform to the current period presentation. The management's discussion and analysis of financial condition and results of operations that follows is also based on the assumption that PeopleSoft and Vantive were combined for 1998 and 1999.

                              RESULTS OF OPERATIONS

    PeopleSoft reported total revenues of $1,736.5 million in 2000, an increase of 22% from the prior year that resulted primarily from increased licensing activity following the general availability of PeopleSoft 8. PeopleSoft began shipping its first pure internet application suite, PeopleSoft 8, in September 2000, marking PeopleSoft's largest technological advance in enterprise software in more than a decade. In addition, PeopleSoft's revenue from development services increased significantly over the prior year. Net income in 2000 was $145.7 million, or $0.48 per share. The following table indicates the percentage of total revenues and the percentage of period over period growth represented by certain line items in PeopleSoft's consolidated statements of operations:

                                                                               YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                           PERCENTAGE OF
                                                           DOLLAR INCREASE                      PERCENTAGE OF
                                                           YEAR OVER YEAR                       TOTAL REVENUES
                                                      ------------------------        ---------------------------------------
                                                        00/99          99/98            2000           1999            1998
                                                      --------        --------        --------       --------        --------
Revenues:
  License fees .................................            46%            (49)%            29%            24%             45%
  Services .....................................             5              31              64             74              55
  Development and other services ...............             *             n/a               7              2               -
                                                      --------        --------        --------       --------        --------
          Total revenues .......................            22%             (3)%           100%           100%            100%
Costs and expenses:
  Cost of license fees .........................            (9)%            (4)%             2%             3%              3%
  Cost of services .............................             7              21              35             39              31
  Cost of development services .................             *             n/a               6              2               -
  Sales and marketing ..........................            14              (4)             26             27              28
  Product development ..........................             8              25              19             21              16
  General and administrative ...................            11              32               6              7               5
  Product exit charges .........................           n/a             n/a               2            n/a             n/a
  Restructuring, merger and other charges ......           n/a             n/a               0              5               2
  Contribution to Momentum Business Applications           n/a             n/a             n/a             12               -
                                                      --------        --------        --------       --------        --------
          Total costs and expenses .............             0%             33%             96%           116%             85%
                                                      --------        --------        --------       --------        --------
Operating income (loss) ........................           130%           (208)%             4%           (16)%            15%
                                                      ========        ========        ========       ========        ========
* Not meaningful

REVENUES

    PeopleSoft licenses software under non-cancelable license agreements and provides services including consulting, training, development and maintenance, consisting of product support services and periodic updates.

    Revenue from license fees increased by 46% to $496.1 million in 2000 from $339.7 million in 1999 and decreased by 49% in 1999 from $664.3 million in 1998. The increase in revenues from license fees in 2000 resulted primarily from increased licensing activity following the general availability of PeopleSoft 8 applications in September 2000. The decrease in license fee revenues from 1998 to 1999 was primarily attributable to an industry wide decline in demand for ERP products during 1999, partially attributed to customer's focus on year-2000-readines projects. PeopleSoft expects the license revenue growth rate in 2001 to be substantially less than in 2000(1).

    PeopleSoft had deferred license revenue in the amount of $57.9 million as of December 31, 2000 and $70.8 million as of December 31, 1999. The decrease from 1999 resulted primarily from recognition of license revenue deferred as of December 31, 1999 related to PeopleSoft 8 products, which were delivered in 2000, and from PeopleSoft's focus during 2000 on business and contracting practices designed to maximize the current period revenue recognition. PeopleSoft expects to continue these practices, which may result in additional decreases in deferred license revenues in the future(1). The deferred license revenue balances do not include items which are both deferred and unbilled. PeopleSoft's practice is to net such deferred and unbilled items against the related receivable balances.

    Revenue from services increased by 5% to $1,118.1 million in 2000 from $1,061.8 million in 1999 and increased by 31% in 1999 from $810.5 million in 1998. The increase in revenue from services in 2000 was primarily attributable to increases in revenue from maintenance in the amount of $75.1 million and consulting in the amount of $4.4 million, which were partially offset by a decrease in training revenue of $23.3 million. The services revenue growth in 1999 resulted primarily from an increase in consulting services in enterprise implementation projects in the amount of $173.1 million and an increase in maintenance revenue in the amount of $96.2 million, partially offset by a decrease in training revenue of $18.0 million. As a percentage of total revenues, revenue from services was 64% in 2000, 74% in 1999 and 55% in 1998. The decrease in training revenues during 1999 and 2000 is partially attributable to the decline in licensing activity during 1999. The decrease in service revenue as a percentage of total revenues during 2000 reflects primarily the change in revenue mix during 2000 resulting from the increase in revenue from license fees and the increase in revenue from development services. The increase in service revenue as a percentage of total revenues during 1999 reflects primarily the change in revenue mix during the year resulting from the decrease in license revenue and the increase in revenue from services. Variances or slowdowns in PeopleSoft's license contracting activity during a given quarter may impact its future consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. PeopleSoft's ability to maintain or increase service revenue in the future primarily depends on its ability to increase the number of its licensing agreements. With the general availability of PeopleSoft 8 in September 2000, PeopleSoft expects that demand from its installed base and new customers for consulting and training services will increase over the next several quarters(1). However, PeopleSoft cannot give assurance that it will be successful in expanding its consulting and training services(1).

    Revenue from development services increased to $122.3 million in 2000 from $27.6 million in 1999. Per the terms of the development agreement with Momentum Business Applications, Inc. ("Momentum"), PeopleSoft performs development services on behalf of Momentum; Momentum pays one hundred and ten percent (110%) of PeopleSoft's fully burdened costs relating to the research and development provided by PeopleSoft. Cost of development services increased to $111.1 million in 2000 from $25.1 million in 1999. The first quarter of 1999 was the first quarter of Momentum's existence and since then, the number of approved development projects has increased to 35. As of December 31, 2000, most of the initial development projects undertaken by Momentum have been completed or are expected to be completed in the near future. As a result, PeopleSoft expects revenues from development services, and the related costs, to decrease over the next several quarters(1).

---------------
(1) Forward-Looking Statement

Revenues by Segment

    At December 31, 2000, PeopleSoft was organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions.

REVENUES FROM EXTERNAL CUSTOMERS       2000            1999            1998
                                    ----------      ----------      ----------
North America ................      $1,350,859      $1,142,132      $1,291,722

International ................         385,614         287,014         183,046
                                    ----------      ----------      ----------
Consolidated .................      $1,736,473      $1,429,146      $1,474,768
                                    ==========      ==========      ==========


    Total revenues from the North America segment increased by 18% to $1,350.9 million in 2000 from $1,142.1 million in 1999 and decreased by 12% in 1999 from $1,291.7 million in 1998. As a percentage of total revenues, revenues from the North America segment were 78% in 2000, 80% in 1999 and 88% in 1998. The increase in revenues from the North America segment in 2000 is primarily the result of increases in revenue from license fees of $100.7 million that resulted primarily from the introduction of PeopleSoft 8 in September of 2000, an increase in revenue from development services in the amount of $94.6 million due to an increase in the number of projects undertaken by Momentum, and an increase in maintenance revenue of $52.9 million, which was partially offset by decreases in revenue from consulting of $ 19.2 million and training of $22.6 million.

    Total revenues from the International segment increased by 34% to $385.6 million in 2000 from $287.0 million in 1999 and increased by 57% in 1999 from $183.0 million in 1998. As a percentage of total revenues, revenues from the International segment represented 22% in 2000, 20% in 1999 and 12% in 1998. The dollar increase in revenues from the International segment in 2000 resulted primarily from increased demand for PeopleSoft's eBusiness applications. The dollar increase in revenues from the International segment in 1999 resulted primarily from expanded international operations and the introduction of PeopleSoft Release 7.5, which incorporated additional global features and functionality. Revenues from the Europe-Middle-East-Africa region represented 13% of total revenues in 2000 and 1999 and 9% in 1998. No other international region had revenues equal to or greater than 10% of total revenues in 2000, 1999 or 1998.

    Revenues attributable to the U.S. were $1,278.3 million in 2000, $1,098.5 million in 1999 and $1,227.9 in 1998. Revenues originated in each individual foreign country were less than 5% of total revenues during 2000, 1999 and 1998.

COSTS AND EXPENSES

    Cost of license fees consists principally of royalties, technology access fees for certain third-party software products and amortization of capitalized software costs. Cost of license fees decreased to $38.9 million in 2000 from $42.6 million in 1999 and $44.4 million in 1998. The dollar decrease during 2000 was primarily due to a decrease in capitalized software amortization expense in the amount of $5.4 million, due in part to the write-off of the products acquired in the Intrepid and TriMark acquisitions, partially offset by increased royalty expense resulting from the increase in licensing activity during the year. The decrease in absolute dollars in cost of license fees in 1999, resulted primarily from a decrease in royalties resulting from the decrease in licensing activity during 1999, partially offset by an increase of $6.8 million in capitalized software amortization expense related to the software acquired from Intrepid, TriMark and Distinction. As a percentage of revenue from license fees, cost of license fees was 8% in 2000, 13% in 1999 and 7% in 1998. PeopleSoft's products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees as a percentage of license fee revenues will likely fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and fluctuations in revenues contrasted with fixed expenses such as the amortization of capitalized software(1).

---------------
(1) Forward-Looking Statement

    Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, customer care center administrative support, training, and product support. Cost of services amounted to $606.3 million in 2000, $564.4 million in 1999 and $465.7 million in 1998, representing 54%, 53%, and 57% of services revenue in those years. The dollar increase in cost of services during 2000 is primarily the result of increased headcount in the services organization during the second half of 2000 in anticipation of increased demand for consulting and installation services related to PeopleSoft 8. The dollar increase in cost of services in 1999 was due to expansion of PeopleSoft's customer service resources, including consulting and telephone support. In particular, PeopleSoft made a significant investment in its professional consulting services organization. With the shipment of PeopleSoft 8 in September of 2000, PeopleSoft expects that demand from its installed base and new customers for consulting and training services will increase over the next several quarters and consequently, cost of services may increase in dollar amount, and may increase as a percentage of total revenues in future periods(1).

    Sales and marketing expenses totaled $448.0 million in 2000, $391.6 million in 1999 and $407.0 million in 1998, representing 26%, 27%, and 28% of total revenues in those years. The increase during 2000 is primarily due to an increase in sales commissions of $45.0 million mainly resulting from the increase in licensing activity and an increase in marketing and advertising expenses of $44.9 million, both of which were partially offset by decreases in salaries and other compensation costs of $11.4 million, facilities expense of $9.7 million, travel and entertainment expense of $7.9 million, and depreciation expense of $3.0 million. The decrease in sales and marketing expenses in 1999 was primarily the result of a $27.0 million decrease in sales commissions, partially offset by miscellaneous increases in the sales and marketing expense of PeopleSoft's CRM products. Sales and marketing expenses as a percentage of total revenues have declined versus the prior years due to the increase in total revenues and the relatively lower marketing expense levels associated with both maintenance and other services revenues. Sales and marketing expenses may increase in dollar amount and as a percentage of total revenues in future periods as PeopleSoft increases its sales force and marketing and advertising expenses in support of PeopleSoft 8(1).

    Product development expenses consist of costs related to PeopleSoft's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Product development expenses were $320.5 million in 2000, $297.2 million in 1999 and $238.0 million in 1998, representing 19%, 21% and 16% of total revenues in those years. Product development costs capitalized were $4.2 million in 2000, $1.5 million in 1999 and $5.6 million in 1998. PeopleSoft's policy is to capitalize the costs associated with development of new products, but expense the costs associated with new releases, which consist of enhancements or increased functionality of existing products. The dollar increase in product development expenses in 2000 is primarily the result of PeopleSoft's completion of PeopleSoft 8, the first pure HTML internet client offering from PeopleSoft, which includes internet technologies, such as XML, publish-subscribe and business interlinks. During the third quarter of 2000, PeopleSoft delivered the second release of its PeopleTools 8 Internet Architecture, which enables rapid development, deployment, and cost effective management of internet applications. Also during the third quarter of 2000, PeopleSoft delivered its PeopleSoft's Human Resource Management, Financials, Supply Chain Management, and Enterprise Performance Management applications on this internet architecture. During 1999, software product development expenses increased in dollar amount as PeopleSoft invested heavily in its applications and internet technologies. During the fourth quarter of 1999, PeopleSoft delivered its first applications exploiting the pure HTML PeopleSoft internet architecture.

    PeopleSoft's current focus in application development is to extend PeopleSoft 8 by delivering enhanced functionality and develop a number of new applications, mostly focused on customer relationship management, eCommerce, and internet collaboration(1). In addition, PeopleSoft anticipates continuing to invest in additional functionality across all of its software product offerings, including global product requirements and industry specific requirements(1). However, PeopleSoft cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. PeopleSoft expects that the dollar amount invested in software product development expenses will remain flat during 2001(1).

---------------
(1) Forward-Looking Statement

    General and administrative expenses were $108.1 million in 2000, $97.4 million in 1999 and $73.8 million in 1998, representing 6% of total revenues in 2000, 7% in 1999, and 5% in 1998. The dollar increase in 2000 is primarily due to increases in employee compensation and benefits costs due in part to a 16% increase in the average administrative headcount during the year, partially offset by a decrease in provision for doubtful accounts of $3.5 million that resulted from an improvement in PeopleSoft's accounts receivable ageing. The dollar increase in 1999 is primarily due to an increase in amortization of acquisition related intangibles of about $6.6 million, resulting from the Intrepid, TriMark and Distinction acquisitions, an increase in depreciation expense of approximately $6.5 million, and an increase in salaries and benefits of approximately $5.7 million.

PRODUCT EXIT CHARGES

    During the third quarter of 2000, PeopleSoft recorded product exit charges in the amount of $35.9 million related to the impairment and write off of the unamortized cost of capitalized software, customer list and goodwill related to two products acquired during the Intrepid and TriMark acquisitions. During 1999, PeopleSoft recorded product exit charges in the amount of $10.4 million related primarily to the impairment and write off of the unamortized cost of capitalized software related to a product acquired during the Intrepid acquisition. See also "Business Combinations."

RESTRUCTURING, MERGER AND OTHER CHARGES

    The following table sets forth the components of "Restructuring, merger and other charges" for the years ended December 31, (in thousands):

                                                                    1998           1999           2000
                                                                 ---------      ---------      ---------
Restructuring and exit charges (adjustments) ..............              -      $  27,198      $  (3,537)
Merger transaction costs ..................................              -         15,835              -
Asset write-offs ..........................................              -         19,575              -
Acquired in-process research and development and other
acquisition charges .......................................      $  24,795              -              -
                                                                 ---------      ---------      ---------
     Restructuring, merger and other charges ..............      $  24,795      $  62,608      $  (3,537)
                                                                 =========      =========      =========


    Restructuring and exit charges are discussed below under "Restructuring and Exit Charges." The merger transaction costs relate to the merger with Vantive and are discussed below under "Merger."

    Asset write-offs include write-offs of duplicative property and equipment as a result of the merger with Vantive in the amount of $12.3 million, leasehold improvements write-offs of $4.0 million related to the abandonment of facilities with leasehold improvements that had not been fully depreciated at the time the decision to abandon the facilities was made, and write-offs of operating assets associated with the termination of projects and relationships that were inconsistent with changes in the operational direction of Vantive, prior to the merger with PeopleSoft, in the amount of $3.2 million. For a discussion of the acquired in-process research and development and other acquisition charges see "Business Combinations."

   Restructuring and Exit Charges

    During the first quarter of 1999, PeopleSoft adopted a restructuring plan and incurred restructuring charges of $4.4 million. PeopleSoft eliminated approximately 430 redundant and unnecessary positions, primarily in the U.S. in the administration, sales support, and marketing support areas. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flows.

    During the second and third quarters of 1999, Vantive, which subsequently merged with PeopleSoft, adopted a restructuring plan and incurred restructuring charges of $1.1 million, which included employee severance and non-cash compensation expense. As a result of these restructuring actions, five U.S. employees, in the management and administration areas separated from Vantive. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flows.

    In the fourth quarter of 1999, PeopleSoft incurred exit charges in the amount of $21.8 million to consolidate the worldwide operations of PeopleSoft and Vantive. The exit charges included employee severance, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Forty-three employees in redundant positions in the U.S., primarily in the management and administration areas, left PeopleSoft during 2000 as a result of these exit activities. All severance costs associated with this restructuring were paid in 2000 and were funded through operating cash flows. The remaining facilities and contract-related exit actions are expected to be completed by the end of 2001(1).

    PeopleSoft expects the 1999 restructuring and exit charges to be recovered over an 18 to 24 month period(1). However, no assurance can be given that PeopleSoft will be able to recover these expenses on that schedule, if at all.


                                                     EMPLOYEE
 RESTRUCTURING AND EXIT RESERVES                       COSTS        LEASES          OTHER          TOTAL
 -------------------------------                       -----        ------          -----          -----
Provision for restructuring and exit activities      $  9,578       $  5,870       $ 11,750       $ 27,198
Cash payments                                          (4,961)             -              -         (4,961)
Non-cash items                                           (449)             -              -           (449)
                                                     --------       --------       --------       --------
     Balance as of December 31, 1999                 $  4,168       $  5,870       $ 11,750       $ 21,788
                                                     ========       ========       ========       ========
Cash payments                                          (3,383)        (1,350)        (3,114)        (7,847)
Adjustments to reflect current estimate                  (785)             -         (2,752)        (3,537)
                                                     --------       --------       --------       --------
     Balance as of December 31, 2000                 $      0       $  4,520       $  5,884       $ 10,404
                                                     ========       ========       ========       ========

     Merger

     On December 31, 1999, PeopleSoft merged with Vantive, a supplier of customer relationship management applications, in a business combination accounted for under the pooling of interests accounting method. PeopleSoft acquired all of the outstanding capital stock of Vantive in exchange for approximately 23.3 million shares of PeopleSoft's common stock and the assumption by PeopleSoft of approximately 4.9 million Vantive outstanding stock options. The accompanying consolidated financial statements for 1999 and 1998 have been restated to give effect to the combination.

     Combined and separate results of the companies for the two-year period ended December 31, 1999, the date of the Vantive acquisition, were as follows (in thousands, except per share amounts):


                                                          PeopleSoft         Vantive         Adjustments         Combined
                                                          ----------         -------         -----------         --------
1999
Total revenues ....................................      $ 1,237,871       $   191,518       $      (243)      $ 1,429,146
Net (loss) income .................................         (167,941)           (9,988)              164          (177,765)
Net (loss) income per share .....,,,,,,,,..........            (0.69)            (0.37)             0.39             (0.67)
                                                         ===========       ===========       ===========       ===========
1998
Total revenues ....................................      $ 1,313,673       $   163,100       $    (2,005)      $ 1,474,768
Net income (loss) .................................          143,218            (2,286)             (994)          139,938
Diluted net income (loss) per share ...............             0.55             (0.08)             0.03              0.50
                                                         ===========       ===========       ===========       ===========

---------------
(1) Forward-Looking Statement

     Fees and expenses incurred in connection with the Vantive acquisition and the integration of the companies were charged in the accompanying consolidated statement of operations for the year ended December 31, 1999 as required under the pooling of interests method of accounting. Those fees and expenses included transaction costs of approximately $15.8 million relating to financial advisory, legal, and accounting fees, employee costs payable at the time of the merger and other direct expenses. In addition, PeopleSoft incurred $12.3 million in charges for the write-off of duplicative equipment and other fixed assets and recorded restructuring and exit charges of $21.8 million relating to employee severance, costs associated with the elimination of excess facilities and costs to terminate contracts with third parties who provide redundant or conflicting services.

CONTRIBUTION TO MOMENTUM BUSINESS APPLICATIONS

    During 1998, PeopleSoft formed Momentum, a research and development company designed to develop eBusiness, analytic applications and industry-specific software products. All of the outstanding shares of Momentum Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum. PeopleSoft consolidated Momentum into its financial statements for the fourth quarter of 1998. During the first quarter of 1999, Momentum no longer met the requirements for consolidation with PeopleSoft. As a result, PeopleSoft incurred a charge of $176.4 million, which represents the $250.0 million contribution less a $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum, and expenses incurred by Momentum while consolidated with PeopleSoft.

OTHER INCOME, NET

    The following table sets forth the components of "Other income, net" (in thousands):

                                                                2000             1999             1998
                                                            ----------       ----------       ----------
Interest income ......................................      $   42,218       $   23,526       $   23,323
Interest expense .....................................          (4,013)          (4,107)          (4,733)
Gain on sale of corporate equity securities ..........         129,600           51,281                -
Other ................................................          (1,830)           1,475            2,188
                                                            ----------       ----------       ----------
     Other income, net ...............................      $  165,975       $   72,175       $   20,778
                                                            ==========       ==========       ==========

    The increase in interest income during 2000 was primarily due to an increase in cash and investment balances during the year. The gains on sale of corporate equity securities in 2000 and 1999 relate to the sale of investments in new publicly traded start-up companies. Gross unrealized gains on these investments were $0.1 million as of December 31, 2000 and $241.0 million as of December 31, 1999 and are included, net of deferred income taxes, in equity as a component of "Accumulated other comprehensive income (loss)." The aggregate fair value of investments in corporate equity securities was $3.0 million at December 31, 2000 and $255.3 million at December 31, 1999.

PROVISION FOR INCOME TAXES

    PeopleSoft's income tax provision increased to $91.5 million in 2000 from $11.4 million in 1999 and decreased in 1999 from $101.9 million in 1998. Excluding the impact of one-time net gains of $97.2 million in 2000 and one-time net charges of $195.0 million in 1999, PeopleSoft's effective tax rate was 34.5% in 2000, 35.6% in 1999 and 42% in 1998. The 2000 rate is lower than the
1999 rate mainly due to the recognition of previously unrecognized foreign tax benefits. The net deferred tax assets at December 31, 2000 were $78.3 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income. PeopleSoft increased its valuation allowance by $2.7 million in 2000 to a total of $21.5 million. The increase relates mainly to foreign operating losses.

EARNINGS (LOSS) PER SHARE

YEARS ENDED DECEMBER 31,                                   2000            1999             1998
(in thousands, except per share amounts)                ----------      ----------       ----------
Net income (loss)                                       $  145,691      $ (177,765)      $  139,938
                                                        ----------      ----------       ----------
Diluted income (loss) per share                         $     0.48      $    (0.67)      $     0.50
Shares used in diluted per share computation               302,916         263,914          281,059
                                                        ==========      ==========       ==========


    Diluted earnings per share for 2000 increased to $0.48 per share from a loss of $(0.67) per share in 1999 primarily due to an increase in operating income of $309.8 million, including one-time product exit charges of $35.9 million, and an increase in gains on the sale of corporate equity securities in the amount of $78.3 million, which were partially offset by an increase in provision for income taxes in the amount of $80.1 million and a 15% increase in the number of shares used in the per share computation. Results for 1999 decreased to a loss of $(0.67) per share primarily due to the $176.4 million charges related to the contribution to Momentum Business Applications, product exit charges of $10.4 million and $62.6 million in restructuring, merger and other charges, partially offset by a gain on sale of corporate equity securities in the amount of $51.3 million and a decrease of 6% in the number of shares used in the per share computation. Common equivalent shares of 8.2 million were excluded from the computation of loss per share for 1999, as their effect is antidilutive. Diluted earnings per share could be negatively affected if shares outstanding during 2001 increase as a result of any of the following factors: (i) the issuance of common stock associated with stock option and the employee stock purchase plans;
(ii) any fluctuations in PeopleSoft's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; (iii) potential conversion of subordinated notes into common stock of PeopleSoft; and (iv) the issuance of common stock to effect business combinations, should PeopleSoft enter into such transactions.

BUSINESS COMBINATIONS

   Distinction Software, Inc.

    In August 1999, PeopleSoft acquired all of the outstanding equity interests of Distinction Software, Inc. ("Distinction"), a supply chain management software company. PeopleSoft paid an aggregate purchase price of $15.2 million. Significant components of the purchase price included issuance of shares of common stock with a fair value of $11.9 million, issuance of options to purchase common stock with a fair value of $0.1 million and forgiveness of debt in the amount of $3.2 million.

    PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $3.0 million to completed products and technology, $0.1 million to assembled workforce, $1.1 million to customer list and $11.1 million to goodwill. The capitalized intangible assets are being amortized over their estimated useful lives of two to four years.

    In performing this allocation, PeopleSoft considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Distinction's products. PeopleSoft determined that technological feasibility had been reached for the products acquired and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 22% for developed technology. This discount rate was determined after consideration of PeopleSoft's cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

    PeopleSoft's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will occur as estimated.

---------------
(1) Forward-Looking Statement

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

    PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $10.6 million to completed products and technology, $4.9 million to customer list, $0.4 million to assembled workforce, and $14.1 million to goodwill. The capitalized intangible assets were to be amortized over their estimated useful lives of three to five years.

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

    PeopleSoft integrated the completed products and technology acquired from TriMark into its PeopleSoft Insurance Administration (IA) product, which became available during June of 1999. However, PeopleSoft was not able to conclude any sales of the IA product following the TriMark acquisition. During the third quarter of 2000, PeopleSoft decided that it would cease any further development, marketing and sales efforts on the IA product. Consequently, PeopleSoft did not expect any future cash flows from the IA product, resulting in an impairment of the unamortized cost of the following intangible assets acquired during the TriMark acquisition: capitalized software ($7.5 million), customer list ($3.8 million) and goodwill ($12.9 million). As a result, PeopleSoft recorded product exit charges in the amount of $24.2 million in the third quarter of 2000.

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

    PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $27.8 million to completed products and technology, $2.2 million to assembled workforce, $13.9 million to in-process research and development and $7.1 million to goodwill. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, PeopleSoft expensed the amount of the purchase price allocated to in-process research and development of approximately $13.9 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets were to be amortized over their estimated useful lives of five years.

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

    In connection with the Intrepid acquisition, PeopleSoft acquired two products: Evolution and Decision Master. During the 2000 annual budget process, PeopleSoft determined that the market for the Evolution product did not grow as estimated at the time of the Intrepid acquisition and decided not to pursue Evolution's development past the fourth quarter of 1999. Without further development, Evolution was not a viable, marketable product and thus no future cash flows were expected to be realized from this product. As a result, in the fourth quarter of 1999, PeopleSoft recorded a product exit charge in the amount of $10.4 million, consisting primarily of the unamortized cost of the capitalized software related to the Evolution product.

    The Decision Master product was completed and released in the fourth quarter of 1999 as part of PeopleSoft's Business Intelligence product offering. The Decision Master product competed in the end-user reporting tools market, which is an extremely competitive market dominated by several companies. During the third quarter of 2000, PeopleSoft determined that its Business Intelligence offering was better able to compete in the market if it was offered with multiple end-user reporting tools rather than with only one. In addition, PeopleSoft determined that the Decision Master product was no longer a competitive, marketable product and thus decided that it would cease any further development effort on the Decision Master product and would replace the Decision Master product in its Business Intelligence offering with multiple end-user reporting tools. Consequently, PeopleSoft did not expect any future cash flows from the Decision Master product, which resulted in an impairment of the unamortized cost of the capitalized software ($7.5 million) and related goodwill ($3.8 million) acquired during the Intrepid acquisition, and capitalized internal software costs ($0.4 million) associated with the Decision Master product. As a result PeopleSoft recorded product exit charges in the amount of $11.7 million in the third quarter of 2000.

   Wayfarer Communications, Inc.

    In June 1998, Vantive acquired Wayfarer Communications, Inc. ("Wayfarer"), a privately held California corporation, by merging a wholly owned subsidiary of Vantive into Wayfarer. At the time of the acquisition, Wayfarer was a development-stage company that specialized in web-based information delivery. Vantive issued 135,274 shares of its common stock and exchanged 1,857 shares of Vantive's common stock for 89% of Wayfarer shares. In December 1998, Vantive issued 10,544 shares for the remaining shares of Wayfarer and recorded charges associated with acquiring the remaining minority interest of approximately 11% of Wayfarer.

    In connection with the acquisition, Vantive recorded a charge of $9.2 million associated with the acquired in-process research and development and compensatory expenses of approximately $1.7 million. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, Vantive expensed the amount of the purchase price allocated to in-process research and development in accordance with generally accepted accounting principles. In addition, Vantive recorded goodwill of approximately $0.4 million at the time of the acquisition, to be amortized over five years.

    The income approach was the primary technique utilized in calculating acquired research and development. This approach included, but was not limited to, an analysis of the market for Wayfarer products; the completion costs for the projects; the expected cash flows attributable to the in-process research and development projects; and the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, acquiring and target company records and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. Vantive did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administration expenses as a result of the acquisition. Because Wayfarer was a development-stage enterprise, Vantive did not anticipate any expense reductions/ synergies as a result of the acquisition. The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of approximately 27% was deemed appropriate for the business enterprise and for the in-process research and development.

    As of September 1999, Vantive had not received any revenue related to the in-process technology, management had determined that the Wayfarer technology would not be incorporated into Vantive's future product releases, and all development plans for a separate generation product based on the acquired technology had been terminated. As a result, the remaining $0.2 million of unamortized goodwill attributable to the Wayfarer acquisition was expensed in the third quarter of 1999.

NEWLY ISSUED ACCOUNTING STANDARDS

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. PeopleSoft will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Application of the new rules is not expected to have a material impact on PeopleSoft's financial position or results of operations.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("SFAS 140") in September 2000. SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which are effective for the year ended December 31, 2000, SFAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. PeopleSoft will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Application of the new rules is not expected to have a material impact on PeopleSoft's financial position or results of operations.


                         LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, PeopleSoft had $646.6 million in cash and cash equivalents and $354.1 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. Working capital at December 31, 2000 was $845.8 million. PeopleSoft believes that the combination of cash and cash equivalents and short-term investment balances, potential cash flow from operations and issuance of stock under the employee purchase plan and stock option exercises will be sufficient to satisfy its operating cash requirements and expected purchases of property and equipment at least through the next twelve months(1).

--------
 (1) Forward-Looking Statement

    The following table summarizes PeopleSoft's cash flows from operating, investing and financing activities.

YEARS ENDED DECEMBER 31, ...............................         2000            1999
(in millions)                                                 ---------       ---------
Net cash provided by (used in):
     Operating activities ..............................      $   122.1       $   (17.7)
     Investing activities ..............................          (53.6)          (90.8)
     Financing activities ..............................          169.7            (7.2)
     Effect of exchange rate changes on cash and cash
        equivalents ....................................           (5.6)           (2.0)
                                                              ---------       ---------
Increase (Decrease) in cash and cash equivalents .......      $   232.6       $  (117.7)
                                                              =========       =========


    Cash provided by operating activities was $122.1 million during 2000 compared to cash used by operating activities of $17.7 million during 1999. Excluding the $176.4 million contributed to Momentum, cash provided by operating activities during 1999 would have been $158.7 million. The decline in cash provided by operating activities excluding the contribution to Momentum resulted primarily from an increase in net accounts receivable, which reflects the large volume of software license agreements closed during the month of December.

    PeopleSoft's principal use of cash in investing activities during 2000 included purchases of property and equipment in the amount of $102.3 million, which were partially offset by net proceeds from maturities and sales of investments of $52.7 million. PeopleSoft's principal use of cash in investing activities during 1999 included net purchases of investments in the amount of $34.3 million and purchases of property and equipment in the amount of $57.2 million. PeopleSoft expects purchases of property and equipment to be approximately $70.0 million during 2001(1).

    PeopleSoft leases buildings constructed on one of PeopleSoft's California land properties, costing approximately $105.0 million. At the end of the lease term in 2003, PeopleSoft has an option to renew the lease for an additional five years, subject to certain conditions, or purchase the buildings for $105.0 million. PeopleSoft also entered into a five-year lease for another facility in California. The lessor funded $70.0 million for the construction of this facility that was completed in the fourth quarter of 1998. At the end of the lease term in 2003, PeopleSoft has an option to renew for another three years or purchase the buildings for $70.0 million. If at the end of the lease terms PeopleSoft does not purchase the properties, PeopleSoft would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facilities. In the event PeopleSoft exercises the options to purchase these buildings, PeopleSoft plans on utilizing cash flow from operations to fund the purchase(s), however there can be no assurance that PeopleSoft will maintain its current levels of cash flows(1).

    The principal source of cash provided by financing activities during 2000 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program totaling $185.8 million, which was partially offset by $15.0 million in purchases of treasury stock under a $100.0 million share repurchase plan authorized by the Board of Directors. The principal use of cash for financing activities during 1999 was PeopleSoft's distribution of $78.6 million in Momentum shares to PeopleSoft stockholders, which was partially offset by proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program in the amount of $71.6 million.

---------------
(1) Forward-Looking Statement

   FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK

    The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this form 10-K with a footnote (1) symbol. The Company may also make other forward-looking statements from time to time, both written and oral. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

    The Company operates in a dynamic and rapidly changing environment that involves many risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that we believe may adversely affect the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1998, 1999, and 2000 contained elsewhere in this Form 10-K.


THE CURRENT DOWNTURNS IN GENERAL ECONOMIC AND MARKET CONDITIONS COULD CAUSE DECREASES IN DEMAND FOR OUR SOFTWARE AND RELATED SERVICES WHICH COULD NEGATIVELY AFFECT OUR REVENUE AND OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK.

    The revenue and profitability of PeopleSoft depends on the overall demand for PeopleSoft software and related services. Downturns in general economic and market conditions could result in customers postponing or canceling purchasing decisions. Some of PeopleSoft's competitors have recently announced that the current economic conditions have negatively impacted their financial results. If demand for PeopleSoft software and related services decreased, its revenues may decrease and its operating results would be negatively impacted. In addition, PeopleSoft's inability to license its software products to new customers may have a negative impact on the market price of its stock.

OUR QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SUBSTANTIALLY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OUR STOCK'S MARKET PRICE.

    PeopleSoft's revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect PeopleSoft's business and the market price of its stock. License revenues in any quarter depend substantially upon PeopleSoft's total contracting activity and its ability to recognize revenues in that quarter in accordance with its revenue recognition policies. PeopleSoft's contracting activity is difficult to forecast for a variety of reasons, including the following:

        - a significant portion of PeopleSoft's license agreements are typically completed within the last few weeks of the quarter;

        - PeopleSoft's sales cycle is relatively long and varies as a result of PeopleSoft's expanding its product line and broadening its software product applications to cover a customer's overall business;

        -   the size of license transactions can vary significantly;

        - the possibility that economic downturns are characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs may substantially reduce contracting activity;

        - customers may unexpectedly postpone or cancel anticipated system replacement or new system evaluations due to changes in their strategic priorities, project objectives, budgetary constraints or company management;

        - customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming, even after selection of a vendor;

        - changes in PeopleSoft's pricing policies and discount plans may affect customer purchasing patterns; and

        - the number, timing and significance of PeopleSoft's and its competitors' software product enhancements and new software product announcements may affect purchase decisions.

    In addition, PeopleSoft's expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If PeopleSoft's actual revenues fall below expectations, its net income is likely to be disproportionately adversely affected.

WE MAY BE REQUIRED TO DEFER RECOGNITION OF LICENSE REVENUE FOR A SIGNIFICANT PERIOD OF TIME AFTER ENTERING INTO A LICENSE AGREEMENT, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

    PeopleSoft may be required to defer recognition of license revenue for a significant period of time after entering into a license agreement for a variety of reasons, including:

        - transactions that include both currently deliverable software products and software products that are under development or other undeliverable elements;

        - transactions where the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

        - transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues; and

        - transactions that involve payment terms or fees that depend upon contingencies.

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

ANY REDUCTION IN OUR CONTRACTING ACTIVITY IS LIKELY TO RESULT IN REDUCED SERVICES REVENUES IN FUTURE PERIODS.

    Variances or slowdowns in PeopleSoft's prior quarter contracting activity may impact its consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. PeopleSoft's ability to maintain or increase service revenue primarily depends on its ability to increase the number of its licensing agreements.

OUR FUTURE REVENUE IS SUBSTANTIALLY DEPENDENT UPON OUR INSTALLED CUSTOMER BASE CONTINUING TO LICENSE OUR PRODUCTS AND RENEW OUR SERVICE AGREEMENTS.

    We have traditionally depended on our installed customer base for additional future revenue from services and licenses of other products. Also, if our customers fail to renew their maintenance agreements, our revenue could decrease. The maintenance agreements are generally renewable annually at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue also depend upon the use of these services by our installed customer base. Any downturn in software license revenue could result in lower services revenue in future quarters.

OVERALL INCREASES IN SERVICES REVENUES AS A PERCENTAGE OF TOTAL REVENUES COULD ADVERSELY AFFECT OUR OPERATING RESULTS BECAUSE OUR SERVICES REVENUES BRING LOWER GROSS MARGINS THAN OUR LICENSE REVENUES.

    Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, PeopleSoft subcontracts certain consulting services to third parties which generally carry lower gross margins than PeopleSoft's service business overall. As a result, if service revenues increase as a percentage of total revenue and the services provided by third-party consultants increases, PeopleSoft's gross margins will be lower.

IF ACCOUNTING INTERPRETATIONS RELATING TO REVENUE RECOGNITION CHANGE, OUR REPORTED REVENUES COULD DECLINE OR WE COULD BE FORCED TO MAKE CHANGES IN OUR BUSINESS PRACTICES.

    Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOPs 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules.

    The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in PeopleSoft's current revenue accounting practices, which could cause PeopleSoft to recognize lower revenues. As a result, PeopleSoft may need to change its business practices significantly in order to continue to recognize a substantial portion of its license revenues. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect PeopleSoft's business.

OUR MARGINS MAY BE REDUCED IF WE NEED TO LOWER PRICES OR OFFER OTHER FAVORABLE TERMS ON OUR PRODUCTS AND SERVICES TO MEET COMPETITIVE PRESSURES IN OUR INDUSTRY.

    PeopleSoft competes with a variety of software vendors, including internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the CRM application market segment, providers of human resource management system software products, providers of financial management systems software products, and numerous small firms that offer products with new or advanced features. Some of PeopleSoft's competitors may have advantages over PeopleSoft due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources. At least one competitor has a larger installed base than PeopleSoft. In addition, Oracle Corporation is a competitor whose relational database management system underlies a significant portion of PeopleSoft's installed applications.

    If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, PeopleSoft may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins.

IF OUR INTERNATIONAL BUSINESS GROWS, WE WILL BECOME INCREASING SUBJECT TO CURRENCY RISKS AND OTHER COSTS AND CONTINGENCIES THAT COULD ADVERSELY AFFECT OUR RESULTS.

    PeopleSoft continues to invest in an effort to enhance its international operations. The global reach of PeopleSoft's business could cause it to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. The following factors, among others, present risks that could have an adverse impact on PeopleSoft's business and earnings:

        - conducting business in currencies other than United States dollars subjects PeopleSoft to currency controls and fluctuations in currency exchange rates;

        - PeopleSoft may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate its foreign exchange exposure;

        - increased cost and development time required to adapt PeopleSoft products to local markets;

        -   lack of experience in a particular geographic market;

        - legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements; and

        -   operating costs in many countries are higher than in the United
            States.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT QUALIFIED EMPLOYEES IN A HIGHLY COMPETITIVE LABOR MARKET.

    PeopleSoft believes that its future success will depend upon its ability to attract, train and retain highly skilled technical, managerial, sales and marketing personnel. If PeopleSoft does not attract, train, retain and effectively manage employees, PeopleSoft's costs may increase, its development and sales efforts may be hurt and its customer service may be degraded. Although PeopleSoft invests significant resources in recruiting and retaining employees, there is intense competition for personnel in the software industry. At times, PeopleSoft has had difficulty locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. Industry wide use of non-compete agreements by competitors of PeopleSoft may further decrease the pool of available sales and technical personnel.

THE LOSS OF KEY EMPLOYEES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS AND STOCK PRICE

    PeopleSoft believes there are certain key employees within the organization, primarily in the senior management team, who are necessary for the company to meets its short-term objectives. Due to the competitive employment nature of the software industry, there is a risk that PeopleSoft will not be able to retain these key employees. The loss of one or more key employees could adversely affect the continued growth of PeopleSoft. In addition, uncertainty created by turnover of key employees could cause fluctuations in PeopleSoft's stock price and further turnover of PeopleSoft employees.

IF WE FAIL TO CONTINUALLY IMPROVE OUR SOFTWARE PRODUCTS AND INTRODUCE NEW PRODUCTS OR SERVICE OFFERINGS, OUR COMPETITIVE POSITION COULD ERODE AND OUR BUSINESS AND STOCK PRICE MAY SUFFER.

    The market for PeopleSoft's software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The market for business application software has been and continues to be intensely competitive, which requires that PeopleSoft constantly improve its existing products and create new products. PeopleSoft's future success will depend in part upon its ability to:

        -   continue to enhance and expand its core applications;

        - continue to provide enterprise and customer relationship management applications or service offerings;

        -   continue to successfully integrate third-party products;

        -   enter new markets; and

        - develop new products or improve our existing products to keep pace with technological developments, including developments related to the internet, satisfy increasingly sophisticated customer requirements and achieve market acceptance.

    PeopleSoft may not be able to enhance existing products or develop and introduce new products in a timely manner. In addition, to the extent that PeopleSoft uses third parties to do some or all of the product development work, PeopleSoft may be affected by their non-performance.

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

    In addition, the effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

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

AS OUR SOFTWARE OFFERINGS INCREASE IN SCOPE AND COMPLEXITY, OUR NEED TO AVOID AND CORRECT UNDETECTED ERRORS MAY INCREASE OUR COSTS AND SLOW THE INTRODUCTION OF NEW PRODUCTS AND WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS WHICH COULD BE COSTLY TO RESOLVE AND RESULT IN NEGATIVE PUBLICITY.

    Despite PeopleSoft's and third parties' testing, PeopleSoft's software programs, like all software programs generally, may contain a number of undetected errors. This may result in increased costs to correct such errors and reduced acceptance of PeopleSoft's software products in the marketplace.

    Product software errors could subject PeopleSoft to product liability claims. Although PeopleSoft's agreements contain provisions designed to limit its exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against PeopleSoft were successful, PeopleSoft might be required to incur significant expense and pay substantial damages. Even if PeopleSoft were to prevail, the accompanying publicity could adversely impact the demand for PeopleSoft's products.

IF WE LOSE ACCESS TO CRITICAL THIRD-PARTY TECHNOLOGY, OUR COSTS COULD INCREASE AND THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD BE DELAYED, THUS HURTING OUR COMPETITIVE POSITION.

    PeopleSoft licenses numerous critical software products from third parties, some of whom are also competitors, and PeopleSoft incorporates some of their products into its own software products. If any of the third-party software vendors were to change their product offerings or terminate PeopleSoft's licenses, PeopleSoft might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of its products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by PeopleSoft's existing vendors. In addition, if the cost of licensing any of these third-party software products significantly increases, PeopleSoft's gross margin levels could significantly decrease.

IF WE FAIL TO MAKE OUR PRODUCTS COMPATIBLE WITH AND SUPPORT CURRENT OR FUTURE CLIENT INTERFACES DESIGNED BY THIRD PARTIES, OUR FINANCIAL RESULTS MAY SUFFER.

    With PeopleSoft 8, use of a web browser as the user interface replaces the traditional desktop access through networked Microsoft Windows-based personal computers. Web browser access via the internet or an intranet involves numerous risks inherent in using the internet, including security, availability and reliability. There is a risk that customers will not be willing or able to implement internet-based applications. PeopleSoft may wish to offer its applications on future or existing user interfaces that achieve popularity within the business application marketplace. These future or existing user interfaces may or may not be architecturally compatible with PeopleSoft's current software product design. PeopleSoft may not be able to support new user interfaces and achieve market acceptance of new user interfaces that it does support and failure to do so may result in lower revenues.

WE ARE DEPENDENT ON RELATIONSHIPS WITH THIRD-PARTY SYSTEMS INTEGRATORS FOR THE MARKETING AND DEPLOYMENT OF OUR PRODUCTS, AND ANY DISRUPTION OF THESE RELATIONSHIPS COULD DAMAGE OUR BUSINESS.

    PeopleSoft builds and maintains strong working relationships with businesses that it believes play an important role in the successful marketing of its software products. PeopleSoft's current and potential customers often rely on third-party system integrators to develop, deploy and manage client/server applications. PeopleSoft believes that its relationship with these companies enhances its marketing and sales efforts. However, these companies, most of which have significantly greater financial and marketing resources than PeopleSoft, may start, or in some cases increase, the marketing of business application software in competition with PeopleSoft, or may otherwise discontinue their relationships with or support of PeopleSoft. Furthermore, if PeopleSoft's partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of PeopleSoft's software products, PeopleSoft may lose customers. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend PeopleSoft's software application architecture if these products are more difficult to install and maintain than competitors' similar product offerings.

OUR RELATIONSHIP WITH MOMENTUM BUSINESS APPLICATIONS HAS REDUCED OUR CONTROL OVER IMPORTANT RESEARCH AND DEVELOPMENT PROJECTS AND CREATES OTHER RISKS.

    PeopleSoft faces a number of risks as a result of its relationship with Momentum. These risks include:

        - In order to obtain funding for a development project, PeopleSoft and Momentum must agree on project selection, budgets, timetables and specifications for each project, and Momentum has oversight responsibilities for the actual product development;

        - PeopleSoft could face restrictions on the amount and timing of its utilization of, or could lose, the tax benefits associated with the research and development expenditures on the projects Momentum pursues; and

        - if PeopleSoft chooses to acquire Momentum, it will likely be required to record significant accounting charges relating to acquisition of in-process research and development and amortization of goodwill, which would decrease earnings.

WE MAY BE REQUIRED TO UNDERTAKE A COSTLY REDESIGN OF OUR PRODUCTS IF THIRD-PARTY SOFTWARE DEVELOPMENT TOOLS BECOME AN INDUSTRY STANDARD.

    PeopleSoft's software products include a suite of proprietary software development tools, known as PeopleTools, which are fundamental to the effective use of PeopleSoft's software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its software development tools as the accepted industry standard. PeopleSoft may not be able to respond appropriately or rapidly to the emergence of an industry standard or might be compelled to abandon or modify PeopleTools if a software product other than PeopleTools becomes the clearly established and widely accepted industry standard. In addition, PeopleSoft may be forced to redesign its software products to operate with such third party's software development tools, or face the potential sales obstacle of marketing a proprietary software product against other vendors' software products that incorporate a standardized software development toolset.

WE MAY BE UNABLE TO ACHIEVE THE BENEFITS WE ANTICIPATE FROM JOINT SOFTWARE DEVELOPMENT OR MARKETING ARRANGEMENTS WITH OUR BUSINESS PARTNERS.

    PeopleSoft enters into various development or joint business arrangements to develop new software products or extensions to its existing software products. PeopleSoft may distribute itself or jointly sell with its business partners an integrated software product and pay a royalty to the business partner based on end-user license fees under these joint business arrangements. While PeopleSoft intends to develop business applications that are integrated with its software products, these software products may in fact not be integrated or brought to market or the market may not accept the integrated enterprise solution. As a result, PeopleSoft may not achieve the revenues that it anticipated at the time it entered into the joint business arrangement.

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY OFFER ONLY LIMITED PROTECTION. OUR PRODUCTS MAY INFRINGE ON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN MATERIAL COSTS.

    PeopleSoft considers certain aspects of the way it conducts its internal operations, and its software and documentation to be proprietary, and relies on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect this information. Pending patent applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. The Company also relies on contractual restrictions in its agreements with customers, employees and others to protect its intellectual property rights. However, there can be no assurances that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known.

    Through an escrow arrangement, PeopleSoft has granted many of its customers a contingent future right to use PeopleSoft's source code solely for internal maintenance services. If PeopleSoft's source code is accessed through the escrow, the likelihood of misappropriation or other misuse of PeopleSoft's intellectual property may increase. Finally, the laws of some countries in which PeopleSoft's software products are or may be licensed do not protect PeopleSoft's software products and intellectual property rights to the same extent as the laws of the United States. Defending PeopleSoft's rights could be costly.

    PeopleSoft's competitors may independently develop technologies that are substantially equivalent or superior to PeopleSoft's technology. Third parties may assert infringement claims against PeopleSoft. These assertions could result in PeopleSoft entering into royalty arrangements, and could result in costly and time-consuming litigation, including damage awards.

ACQUISITIONS PRESENT MANY RISKS, AND WE MAY BE UNABLE TO ACHIEVE THE FINANCIAL AND STRATEGIC GOALS INTENDED AT THE TIME OF ANY ACQUISITION.

    PeopleSoft may from time to time acquire or invest in complementary companies, products or technologies, and enter into joint ventures and strategic alliances with other companies. The risks PeopleSoft commonly encounters in such transactions include:

        - PeopleSoft may have difficulty of assimilating the operations and personnel of the acquired company;

        - PeopleSoft may have difficulty effectively integrating the acquired technologies or products with its current products and technologies;

        - PeopleSoft's ongoing business may be disrupted by transition and integration issues;

        - PeopleSoft may not be able to retain key technical and managerial personnel from the acquired entity;

        - PeopleSoft's management may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

        - PeopleSoft may have difficulty in maintaining controls, procedures and policies during the transition and integration;

        - PeopleSoft's relationships with partner companies or third-party providers of technology or products could be adversely affected;

        -   potential impairment of relationships with employees and customers;

        - PeopleSoft's due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development among other things; and

        - PeopleSoft may be required to take significant product exit charges if products acquired in business combinations are unsuccessful.

THE INTRODUCTION OF THE EURO CREATES UNCERTAINTY THAT COULD ADVERSELY AFFECT OUR SALES.

    PeopleSoft 8 contains European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro will not be the sole legally required currency in any of the member nations until 2002, it is possible that all issues related to conversion to EMU have not surfaced yet, and may not have been adequately addressed. In addition, PeopleSoft's products may be used with third-party products that may or may not be EMU compliant. Although PeopleSoft continues to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU may adversely affect sales or require PeopleSoft to incur unanticipated expenses to remedy any problems.

POWER OUTAGES IN CALIFORNIA MAY ADVERSELY AFFECT US.

    PeopleSoft has significant operations in the state of California and is dependent on a continuous power supply. California's current energy crisis could substantially disrupt PeopleSoft's operations and increase PeopleSoft's expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt PeopleSoft's power supply, PeopleSoft may be temporarily unable to continue operations at its California facilities. Any such interruption in PeopleSoft's ability to continue operations at its facilities could delay the development of PeopleSoft's products and disrupt communications with its customers or other third parties on whom PeopleSoft relies, such as system integrators. Future interruptions could damage PeopleSoft's reputation and could result in lost revenue, either of which could substantially harm PeopleSoft's business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, PeopleSoft's operating expenses will likely increase which could have a negative effect on PeopleSoft's operating results.

OUR STOCK PRICE HAS BEEN AND IS EXPECTED TO REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

    The trading price of PeopleSoft common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

        - revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

        - PeopleSoft's or its competitors' announcements of technological innovations;

        - PeopleSoft's or its competitors' acquisition of new products or significant customers;

        - developments with respect to patents, copyrights or other proprietary rights of PeopleSoft or its competitors;

        - changes in recommendations or financial estimates by securities analysts;

        -   changes in management;

        -   conditions and trends in the software industry;

        - PeopleSoft's or its competitors' announcement of acquisitions or other significant transactions;

        - adoption of new accounting standards affecting the software industry; and

        -   general market conditions.

    Fluctuations in the price of PeopleSoft's common stock may expose PeopleSoft to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject PeopleSoft to significant liabilities.

ITEM 7A. FINANCIAL RISK MANAGEMENT

FOREIGN EXCHANGE RISK

    The Company's revenue originating outside the United States was 26%, 23% and 17% of total revenues in 2000, 1999 and 1998. International revenues generated from the Europe-Middle-East-Africa region were 13% in both 2000 and 1999. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

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

    In January 1998, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging significant intercompany balances. The Company uses two multinational banks for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. To the extent that these contracts are not considered to be perfectly effective in offsetting the change in the value of the intercompany balances being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in "Other income, net". The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

    At December 31, 2000, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

                                                          NOTIONAL WEIGHTED
      FUNCTIONAL CURRENCY         NOTIONAL AMOUNT       AVERAGE EXCHANGE RATE
      -------------------         ---------------       ---------------------
      Euros                         $39.4 million            1.140
      Swiss francs                    3.4 million            1.640
      Hong Kong dollars               1.4 million            7.796
      British pounds                  1.2 million            0.669
      Singapore dollars               1.0 million            1.734
      Canadian dollars                0.3 million            1.511
                                    -------------
                                    $46.7 million

     The Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

                                                                   NOTIONAL WEIGHTED
     FUNCTIONAL CURRENCY                  NOTIONAL AMOUNT        AVERAGE EXCHANGE RATE
     -------------------                  ---------------        ---------------------
     Euros                                $  7.1 million               0.940
     Australian dollars                      0.3 million               0.557
                                          --------------
                                          $  7.4 million

    At December 31, 2000, each of these contracts matured within 60 days. The Company recorded a net loss on the Euro contracts as of December 31, 2000 of $2.2 million to mark the contract down to fair value. The remaining contracts had a book value that approximates fair value. Neither the cost nor the fair value of these remaining forward foreign exchange contracts was material at December 31, 2000. The Company recorded net losses from settled contracts and underlying foreign currency exposures of approximately $0.9 in 1998, $0.9 million in 1999 and $0.6 million in 2000, respectively.

    In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have occurred through December 31, 2000.

INTEREST RATE RISK

   Investments in debt securities

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

    The Company classifies debt and marketable equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in Accumulated other comprehensive income (loss), net of tax.

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

    The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At December 31, 2000, the average maturity of the Company's investment securities was approximately three months. All investment securities had maturities of less than eighteen months. The following table presents certain information about the financial instruments held by the Company at December 31, 2000 that are sensitive to changes in interest rates. The Company believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments.

    Below is a presentation of the maturity profile of the Company's investment securities held at December 31, 2000 (in millions):

                                                       EXPECTED MATURITY
                                                    ------------------------
                                                                     MORE         PRINCIPAL        FAIR
                                                    1 YEAR          THAN 1          AMOUNT         VALUE
                                                    OR LESS          YEAR          12/31/00       12/31/00
                                                   ---------       ---------       ---------      ---------
Available-for-sale securities ...............      $   753.4       $    95.4       $   848.8      $   849.1
Weighted average interest rate ..............            6.5%            6.2%

    Interest rate swaps

    In June 2000, the Company entered into interest rate swap transactions with various multinational banking institutions to manage its exposure to interest rate changes on its facilities lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature in 2003. Under these agreements, the Company receives a variable rate based on the 3 month LIBOR on the last day of the previous quarter, which was 6.66% on December 31, 2000, and pays a weighted average fixed rate of 6.80%. At December 31, 2000, each of these contracts had a book value that approximates fair value. Neither the cost nor the fair value of these swaps was material at December 31, 2000.

EQUITY SECURITIES RISK

    Investments in equity securities

    The Company has classified its investments in new publicly traded start-up companies as investments available for sale and are included in "Investments in Corporate equity securities" in the accompanying consolidated balance sheets. At December 31, 2000, the aggregate cost of these investments was $2.9 million; the aggregate fair market value was $3.0 million.

    In addition, the Company has investments in privately held start-up companies. These nonmarketable investments are accounted for using the cost method as the Company does not have the ability to exercise significant influence and are included in "Investments in Corporate equity securities" in the accompanying consolidated balance sheets. The cost of these investments was $5.3 million at December 31, 2000. As of December 31, 2000, the cost approximates fair value.

    Convertible subordinated long-term notes

     In August 1997, the Company issued an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a conversion price equal to $50.82 per share. In October 2000, the Company repurchased $1.0 million of the convertible subordinated notes. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $59.3 million and $66.5 million as of December 31, 1999 and 2000. Subsequent to December 31, 2000, the Company repurchased an additional $11.0 million in principal of convertible subordinated notes.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's officers required by this Item 10 is included in the section in Part I hereof entitled "Personnel." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors -- Nominees." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements. The following consolidated financial statements of PeopleSoft, Inc. are filed as part of this report:


                                                                          PAGE
                                                                          ----
Reports of Independent Public Accountants..............................   F-1
Covered by Report of Independent Public Accountants:
  Consolidated Balance Sheets at December 31, 1999 and 2000............   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999 and 2000..................................   F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999 and 2000..................................   F-5
  Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1998, 1999 and 2000............................   F-6
Notes to Consolidated Financial Statements.............................   F-7

2.   Consolidated Financial Statement Schedules.
                                                                          PAGE
                                                                          ----
     Schedule II, Valuation and Qualifying Accounts Schedule              F-31

         All other schedules not listed above have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

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

2.7     Stock Option Agreement between PeopleSoft, Inc. and The Vantive
        Corporation dated as of October 11, 1999. (incorporated by reference to Exhibit 2.5 filed with PeopleSoft, Inc.'s Registration Statement on Form
        S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).

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

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
3.3     Certificate of Amendment to Certificate of Incorporation of PeopleSoft,
        Inc., as filed with the Secretary of State of the State of Delaware on
        July 3, 1997 (incorporated by reference to Exhibit 3.3 filed with
        PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1997).

3.4     Certificate of Amendment to Certificate of Incorporation of PeopleSoft,
        Inc., as filed with the Secretary of State of the State of Delaware on June 29, 1998. (incorporated by reference to Exhibit 3.4 filed with
        PeopleSoft, Inc.'s Registration Statement on Form S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).

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

3.7     Amendments to the Bylaws of PeopleSoft, Inc. dated March 4, 1999, April
        7, 1999 and February 3, 2000 (incorporated by reference to Exhibit 3.7 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.1(1) Amended and Restated 1989 Stock Plan (incorporated by reference to
        Exhibit 99.1 filed with PeopleSoft, Inc.'s Registration Statement on
        Form S-8 filed with the Securities and Exchange Commission on September
        29, 2000) and forms of option agreements thereunder (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.2 1992 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.'s Registration
        Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and form of subscription agreement thereunder
        (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s
        Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.3 1992 Directors' Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.'s Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992,
        Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and PeopleSoft, Inc.'s Registration
        Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which
        Registration Statement became effective May 24, 1993 (collectively, the
        "Original S-1, as amended").

10.4(1) 2000 Nonstatutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference the Exhibit 99 filed with PeopleSoft, Inc.'s Registration Statement on Form S-8 (333-47000) filed with the Securities and Exchange Commission on September 29, 2000).

10.5(1) Executive Bonus Plan (incorporated by reference to Exhibit 10.4 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
10.6    The Vantive Corporation Amended and Restated 1991 Stock Option Plan.
        (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).

10.7    The Vantive Corporation 1995 Outside Directors Stock Option Plan
        (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).

10.8    The Vantive Corporation 1997 Nonstatutory Stock Option Plan
        (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).

10.9    Innovative Computer Concepts, Inc. 1995 Stock Incentive Plan
        (incorporated by reference to Exhibit 99.4 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on February 4, 2000).

10.10 Distinction Software Inc. Stock Option Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft, Inc.'s Registration Statement on
        Form S-8 (333-86103) filed with the Securities and Exchange Commission on August 27, 1999).

10.11   TriMark Technologies, Inc. 1998 Director and Executive Officer
        Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.'s Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).

10.12   TriMark Technologies, Inc. 1995 Director and Executive Officer Stock
        Option Plan (as amended) and forms of option agreements thereunder
        (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).

10.13   TriMark Technologies, Inc. 1995 Employees and Consultants Stock Option
        Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.'s Registration
        Statement on Form S-8 (333-77911) filed with the Securities and Exchange
        Commission on May 6, 1999).

10.14 TriMark Technologies, Inc. 1993 Stock Option Plan (as amended) and form of option agreement thereunder (incorporated by reference to Exhibit
        99.4 filed with PeopleSoft, Inc.'s Registration Statement on Form S-8
        (333-77911) filed with the Securities and Exchange Commission on May 6,
        1999).

10.15 Advanced Planning Solutions, Inc. 1998 Stock Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft Inc.'s Registration
        Statement on Form S-8 (333-44224) filed with the Securities and Exchange
        Commission on June 1, 2000).

10.16   Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan, dated
        December 13, 1995, Amendment No. 1 dated December 30, 1994, and
        Amendment No. 2, dated August 25, 1995 (incorporated by reference to
        Exhibit 2.1 filed with PeopleSoft, Inc.'s Form 8-K filed with the
        Securities and Exchange Commission on December 15, 1995).

10.17   Form of Indemnification Agreement entered into between PeopleSoft, Inc.
        and each of its directors and officers (incorporated by reference to Exhibit 10.6 filed with the Original S-1, as amended).

10.18   Lease dated July 24, 1992 between PeopleSoft, Inc. and Glen Pointe
        Associates (incorporated by reference to Exhibit 10.9 filed with the Original S-1, as amended).

10.19   Lease dated June 23, 1993 between PeopleSoft, Inc. and Westbrook
        Corporate Center (incorporated by reference to Exhibit 10.18 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
10.20   Lease dated January 17, 1994 between PeopleSoft, Inc. and R-H Associates
        Bldg. III Corp. (incorporated by reference to Exhibit 10.19 filed with
        PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

10.21   Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood
        Associates (incorporated by reference to Exhibit 10.20 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

10.22   Contract of Sale and Escrow Instructions between PeopleSoft, Inc. and
        Rosewood Owner of California (B) LLC, a California limited liability company, dated October 4, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).

10.23 Warrant Agreement between PeopleSoft, Inc. and The First National Bank of Boston, as Warrant Agent, dated October 30, 1995 (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.'s Registration
        Statement on Form S-3 (No. 33-80755) filed with the Securities and
        Exchange Commission on December 22, 1995).

10.24   Warrant Purchase Agreement between PeopleSoft, Inc. and Goldman, Sachs &
        Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s Registration Statement on Form S-3 (No.
        33-80755) filed with the Securities and Exchange Commission on December
        22, 1995).

10.25   Registration Rights Agreement between PeopleSoft, Inc. and Goldman,
        Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit
        10.3 filed with PeopleSoft, Inc.'s Registration Statement on Form S-3
        (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).

10.26   Amendment No. 2 dated September 28, 1994, Amendment No. 3 dated
        September 21, 1995 and Amendment No. 4 dated December 28, 1995 to the
        Software License and Support Agreement dated June 23, 1992 between
        PeopleSoft, Inc. and ADP, Inc. (incorporated by reference to Exhibit
        10.25 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

10.27   Amended Software Development Agreement dated December 22, 1995 between
        PeopleSoft, Inc. and Solutions for Education Administrators, Inc.
        (incorporated by reference to Exhibit 10.26 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

10.28 Exclusive Marketing and Distribution Agreement dated December 22, 1995 between PeopleSoft, Inc. and SIS Development LLC (""SIS") (incorporated by reference to Exhibit 10.27 with PeopleSoft, Inc.'s Annual Report on
        Form 10-K for the year ended December 31, 1995).

10.29   Amendment No. 1 dated September 19, 1994, Amendment No. 2 dated May 15,
        1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March
        10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.28 filed with PeopleSoft, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1996).

10.30   Systems Integrator Agreement dated August 25, 1995 between PeopleSoft,
        Inc. and Shared Medical Systems Corporation (incorporated by reference to Exhibit 10.29 filed with PeopleSoft, Inc.'s Annual Report on Form
        10-K for the year ended December 31, 1995).

10.31   Lease dated December 4, 1996 between PeopleSoft, Inc. and Lease Plan
        North America, Inc. (incorporated by reference to Exhibit 10.32 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1996).

10.32   Purchase Agreement dated October 22, 1996 between PeopleSoft, Inc. and
        Norwest Equity Partners IV, L.P. (incorporated by reference to the
        Exhibit 10.33 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
10.33   Red Pepper Software Company 1993 Stock Option Plan, and forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form S-8 filed with the Securities and
        Exchange Commission on October 24, 1996).

10.34   Agreement of Purchase and Sale dated July 22, 1998 between PeopleSoft,
        Inc. and William Willson & Associates (incorporated by reference to
        Exhibit 10.35 filed with PeopleSoft, Inc.'s Quarterly Report on Form
        10-Q for the quarter ended September 30, 1998).

10.35   Lease dated September 14, 1998 between PeopleSoft, Inc. and Hacienda
        Plaza Associates, LLC (incorporated by reference to Exhibit 10.36 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.36   Development and License Agreement dated December 30, 1998 between
        PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.37 filed with PeopleSoft, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1998).

10.37   Marketing and Distribution Agreement dated December 30, 1998 between
        PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.38 filed with PeopleSoft, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1998).

10.38   Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc.
        and Momentum Business Applications, Inc. (incorporated by reference to
        Exhibit 10.39 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.39   First Amendment to Participation Agreement and Appendix 1 to
        Participation Agreement, Master Lease and Construction Deed of Trust dated February 20, 1998 between PeopleSoft, Inc. and Lease Plan North
        America, Inc. (incorporated by reference to Exhibit 10.40 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1998).

10.40   Second Amendment to Participation Agreement, Master Lease, Guarantee,
        Construction Deed of Trust, Cash Collateral Agreement, Assignment of
        Lease and Appendix 1 to Participation Agreement, Master Lease and
        Construction Deed of Trust dated September 28, 1998 between PeopleSoft,
        Inc. and Lease Plan North America, Inc (incorporated by reference to
        Exhibit 10.41 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.41   Participation Agreement dated September 28, 1998 between PeopleSoft,
        Inc. and Wilmington Trust Company, ABN AMRO Leasing, Inc., ABN AMRO Bank
        N.V., and Financial Institutions listed in Schedule I of the Participation Agreement (incorporated by reference to Exhibit 10.42 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.42   Master Lease dated September 28, 1998 between PeopleSoft, Inc. and
        Wilmington Trust Company (incorporated by reference to Exhibit 10.43 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.43   Appendix 1 to the Participation Agreement and Master Lease dated
        September 28, 1998 (incorporated by reference to Exhibit 10.44 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1998).

10.44   Employment Agreement between Craig Conway and PeopleSoft, Inc., dated
        May 10, 1999 (incorporated by reference to Exhibit 10-47 filed with
        PeopleSoft Inc.'s Annual Report on Form 10-K for the year ended December
        31, 1999).

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
21.1     Subsidiaries of PeopleSoft, Inc.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

23.2     Consent of Arthur Andersen LLP, Independent Public Accountants.

24       Power of Attorney (see the signature page to this Form 10-K).

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the fourth quarter of 2000.


(1)      This agreement is a compensatory plan or arrangement.
(2)      Confidential treatment previously granted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PEOPLESOFT, INC.


                               By: /s/ KEVIN T. PARKER
                                  ---------------------------------------------
                                                  Kevin T. Parker
                               Senior Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Dated: March 30, 2001

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Craig Conway and Kevin Parker, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

         Signature                           Title                                         Date
         ---------                           -----                                         ----
/s/    DAVID A. DUFFIELD
---------------------------      Chairman of the Board of Directors                     March 30, 2001
       David A. Duffield

/s/    ANEEL BHUSRI
---------------------------      Vice Chairman of the Board of                          March 30, 2001
       Aneel Bhusri                         Directors

/s/    CRAIG CONWAY
---------------------------       President, Chief Executive Officer                    March 30, 2001
       Craig Conway                and Director (Principal Executive
                                        Officer and Director)

/s/    KEVIN T. PARKER
---------------------------        Senior Vice President and Chief                      March 30, 2001
       Kevin T. Parker              Financial Officer (Principal
                                   Financial and Accounting Officer)

/s/    A. GEORGE BATTLE
---------------------------                 Director                                    March 30, 2001
       A. George Battle

/s/    STEVE GOLDBY
---------------------------                 Director                                    March 30, 2001
       Steve Goldby

/s/   GEORGE J. STILL, JR.
---------------------------                 Director                                    March 30, 2001
      George J. Still, Jr.

/s/   CYRIL J. YANSOUNI
---------------------------                 Director                                    March 30, 2001
      Cyril J. Yansouni


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of PeopleSoft, Inc.:

We have audited the accompanying consolidated balance sheet of PeopleSoft, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PeopleSoft, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                           /s/ ARTHUR ANDERSEN LLP


San Jose, California
January 26, 2001

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PeopleSoft, Inc.

        We have audited the accompanying consolidated balance sheet of PeopleSoft, Inc., as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the information for the two years in the period ended December 31, 1999 included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 of The Vantive Corporation, a wholly-owned subsidiary acquired in December 1999 in an acquisition accounted for as a pooling-of-interests, which statement of operations reflects total revenues of $163,100,000 and a net loss of $2,286,000 of the related consolidated financial statement total for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for The Vantive Corporation, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PeopleSoft, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information in the related financial statement schedule for the two years in the period ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Walnut Creek, California
February 4, 2000

CONSOLIDATED BALANCE SHEETS
December 31,                                                                  1999              2000
-------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents                                                 $   414,019       $   646,605
Short-term investments                                                        290,122           354,074
Accounts receivable, less allowance for doubtful accounts of $45,794
  in 1999 and $38,928 in 2000                                                 345,221           449,036
Investments in corporate equity securities                                    260,664             8,241
Income taxes receivable                                                         4,875            31,652
Deferred tax assets                                                             1,140            59,214
Other current assets                                                           49,350            67,109
                                                                           ----------------------------
  Total current assets                                                      1,365,391         1,615,931
Property and equipment, at cost:
   Computer equipment and software                                            218,221           265,507
   Furniture and fixtures                                                      55,686            69,568
   Leasehold improvements                                                      39,576            62,488
   Land                                                                        46,066            46,066
                                                                          -----------       -----------
       Total property and equipment, at cost                                  359,549           443,629
    Less accumulated depreciation and amortization                           (187,056)         (234,443)
                                                                          -----------       -----------
                                                                              172,493           209,186
Investments                                                                    67,852            95,650
Non-current deferred tax assets                                                 8,690            19,121
Capitalized software, less accumulated amortization                            27,286             7,369
Other assets                                                                   42,097            37,893
                                                                          -----------------------------
  Total assets                                                            $ 1,683,809       $ 1,985,150
                                                                          -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $    27,555       $    35,163
Accrued liabilities                                                           121,434           141,743
Accrued compensation and related expenses                                     130,245           158,623
Income taxes payable                                                            7,588             5,059
Deferred tax liabilities                                                       25,085                 -
Deferred revenues                                                             429,929           429,554
                                                                          -----------------------------
       Total current liabilities                                              741,836           770,142
Long-term deferred revenues                                                    88,046           100,858
Long-term debt                                                                 69,000            68,000
Non-current deferred tax liabilities                                            6,258                 -
Other liabilities                                                              14,050            21,795
Commitments and contingencies (see notes)
                                                                          -----------------------------
     Total liabilities                                                        919,190           960,795
Stockholders' equity:
Preferred stock, $.01 par value, authorized: 2,000 shares; issued:                  -                 -
none
Common stock, $.01 par value, authorized: 700,000 shares; issued and
  outstanding:  270,944 shares in 1999 and 288,026 shares in 2000               2,709             2,880
Additional paid-in capital                                                    538,643           815,559
Unearned compensation                                                               -            (2,008)
Retained earnings                                                              79,969           225,660
Treasury stock (384 shares in 2000)                                                 -           (15,000)
Accumulated other comprehensive income (loss)                                 143,298            (2,736)
                                                                          -----------       -----------
  Total stockholders' equity                                                  764,619         1,024,355
                                                                          -----------       -----------
  Total liabilities and stockholders' equity                              $ 1,683,809       $ 1,985,150
                                                                          -----------       -----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,                                     1998             1999              2000
----------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
REVENUES:
  License fees                                        $   664,277      $   339,676       $   496,115
  Services                                                810,491        1,061,838         1,118,079
  Development and other services                                -           27,632           122,279
                                                      -----------      -----------       -----------
    Total revenues                                      1,474,768        1,429,146         1,736,473

COSTS AND EXPENSES:
  Cost of license fees                                     44,418           42,578            38,901
  Cost of services                                        465,670          564,404           606,334
  Cost of development services                                  -           25,107           111,053
  Sales and marketing expense                             407,023          391,572           447,952
  Product development expense                             237,970          297,212           320,512
  General and administrative expense                       73,828           97,387           108,103
  Product exit charges                                          -           10,442            35,923
  Restructuring, merger and other charges                  24,795           62,608            (3,537)
  Contribution to Momentum Business Applications                -          176,409                 -
                                                      -----------      -----------       -----------
    Total costs and expenses                            1,253,704        1,667,719         1,665,241
                                                      -----------      -----------       -----------
Operating income (loss)                                   221,064         (238,573)           71,232
Other income, net                                          20,778           72,175           165,975
                                                      -----------      -----------       -----------
Income (loss) before provision for income taxes           241,842         (166,398)          237,207
Provision for income taxes                                101,904           11,367            91,516
                                                      -----------      -----------       -----------
Net income (loss)                                     $   139,938      $  (177,765)      $   145,691
                                                      -----------      -----------       -----------
Basic income (loss) per share                         $      0.56      $     (0.67)      $      0.52
                                                      -----------      -----------       -----------
Shares used in basic per share computation                249,807          263,914           279,672
                                                      -----------      -----------       -----------
Diluted income (loss) per share                       $      0.50      $     (0.67)      $      0.48
                                                      -----------      -----------       -----------
Shares used in diluted per share computation              281,059          263,914           302,916
                                                      -----------      -----------       -----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                         1998              1999              2000
                                                                             -----------       -----------       -----------
(in thousands)

OPERATING ACTIVITIES:
Net income (loss)                                                            $   139,938       $  (177,765)      $   145,691
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
                Depreciation and amortization                                     64,087            97,274            84,239
                Provision for doubtful accounts                                   17,488             6,748             3,205
                Benefit from deferred income taxes                               (18,103)          (41,205)           (9,631)
                Gain on sales of investments and dispositions
                  of property and equipment, net                                       -           (54,011)         (137,543)
                Tax benefits from exercise of stock options                       44,280            28,972            78,695
                Product exit charges                                                   -            10,442            35,923
                Merger, restructuring and other non-cash items                    23,396            46,470            (3,537)
                Non-cash stock compensation                                            -             3,779             5,969
                Changes in operating assets and liabilities,
                  net of effects of acquisitions:
                        Accounts receivable                                     (352,055)           51,811          (156,761)
                        Cash received from sales of accounts receivable          239,792            23,776            57,584
                        Accounts payable and accrued liabilities                  27,777           (17,394)             (726)
                        Accrued compensation and related expenses                 40,911            12,491            33,415
                        Income taxes payable, net                                 (2,812)            2,471           (29,780)
                        Deferred revenues                                        194,078           (13,549)           16,437
                        Other current and noncurrent assets                      (30,843)              794             4,009
                        Other noncurrent liabilities                              (2,198)            1,172            (5,107)
                                                                             -----------       -----------       -----------
                Net cash provided by (used in) operating activities              385,736           (17,724)          122,082
INVESTING ACTIVITIES:
Purchase of available-for-sale investments                                      (229,832)         (419,936)       (1,687,058)
Proceeds from maturities and sales of available-for-sale investments             176,064           385,639         1,693,188
Proceeds from maturities of held-to-maturity investments                               -                 -            46,610
Purchase of property and equipment                                              (113,626)          (57,209)         (102,324)
Disposition of property and equipment                                                  -               411               371
Additions to capitalized software                                                 (5,555)           (1,511)           (4,206)
Acquisitions, net of cash acquired                                               (43,106)            1,780            (9,033)
Proceeds from sale of acquired software                                                -                 -             8,878
                                                                             -----------       -----------       -----------
                Net cash used in investing activities                           (216,055)          (90,826)          (53,574)
FINANCING ACTIVITIES:
Net proceeds from sale of stock and exercise of stock options                     70,229            71,610           185,785
Purchase of treasury stock                                                             -                 -           (15,000)
Repurchases of long-term notes                                                         -                 -              (932)
Distribution of Momentum Business Applications shares                                  -           (78,622)                -
Payments on capital leases                                                          (330)             (173)             (136)
                                                                             -----------       -----------       -----------
                Net cash provided by (used in) financing activities               69,899            (7,185)          169,717
Effect of foreign exchange rate changes on cash                                   (1,225)           (1,968)           (5,639)
                                                                             -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents                             238,355          (117,703)          232,586
Cash and cash equivalents at beginning of year                                   293,367           531,722           414,019
                                                                             -----------       -----------       -----------
Cash and cash equivalents at end of year                                     $   531,722       $   414,019       $   646,605
                                                                             -----------       -----------       -----------

SUPPLEMENTAL DISCLOSURES:
                                                                             -----------       -----------       -----------
         Cash paid for interest                                              $     4,632       $     4,107       $     4,160
                                                                             -----------       -----------       -----------
         Cash paid for income taxes, net of refunds                          $    86,779       $    30,565       $    38,313
                                                                             -----------       -----------       -----------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
                                                        COMMON STOCK              ADDITIONAL
                                                 --------------------------        PAID-IN          DEFERRED         DIVIDEND
                                                    SHARES           AMOUNT        CAPITAL        COMPENSATION       DECLARED
                                                 ---------           ------       ----------      ------------       --------
Balances at December 31, 1997                       244,581       $    2,446      $  275,562       $        -       $        -
                                                 ----------       ----------      ----------       ----------       ----------
  Net income                                              -                -               -                -                -
  Currency translation                                    -                -               -                -                -
    Comprehensive income
  Exercise of common stock options and
    issuances under stock purchase plan              10,832              108          70,121                -                -
  Acquisitions                                          260                3           6,074                -                -
  Tax benefits from employee stock
    transactions                                          -                -          44,280                -                -
  Dividend declared of Momentum
    Business Applications shares                          -                -               -                -           78,622
                                                 ----------       ----------      ----------       ----------       ----------
Balances at December 31, 1998                       255,673       $    2,557      $  396,037      $         -       $   78,622
                                                 ----------       ----------      ----------       ----------       ----------
  Net loss                                                -                -               -                -                -
  Unrealized gain on available-for-sale
     investments, net of tax                              -                -               -                -                -
  Currency translation                                    -                -               -                -                -
    Comprehensive loss
  Exercise of common stock options and
    issuances under stock purchase plan              12,453              125          71,485                -                -
  Acquisitions                                        2,148               21          38,376                -                -
  Exercise of warrants                                  649                6              (6)               -                -
  Tax benefits from employee stock
    transactions                                          -                -          28,972                -                -
  Dividend declared of Momentum
    Business Applications shares                          -                -               -                -          (78,622)
  Compensation expense and other                         21                -           3,779                -                -
                                                 ----------       ----------      ----------       ----------       ----------
Balances at December 31, 1999                       270,944       $    2,709      $  538,643      $         -     $          -
                                                 ----------       ----------      ----------       ----------       ----------
  Net income                                              -                -               -                -                -
  Unrealized gain on available-for-sale
     investments, net of tax                              -                -               -                -                -
  Currency translation                                    -                -               -                -                -
    Comprehensive loss
  Exercise of common stock options and
    issuances under stock purchase plan              16,579              166         185,614                -                -
  Acquisitions                                            -                -           4,330                -                -
  Exercise of warrants                                    3                -             300                -                -
  Tax benefits from employee stock
    transactions                                          -                -          78,695                -                -
  Treasury stock purchased                             (384)               -               -                -                -
  Stock issued under restricted stock award             500                5           6,339           (6,339)               -
  Amortization of deferred compensation
     expense and other                                    -                -           1,638            4,331                -
                                                 ----------       ----------      ----------       ----------       ----------
Balances at December 31, 2000                       287,642       $    2,880      $  815,559       $   (2,008)    $          -
                                                 ----------       ----------      ----------       ----------       ----------



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)                                                                    ACCUMULATED
                                                                                     OTHER              TOTAL
                                                    RETAINED        TREASURY      COMPREHENSIVE     STOCKHOLDERS'
                                                    EARNINGS         STOCK        (LOSS)INCOME         EQUITY
                                                  ----------       ---------      -------------     -------------
Balances at December 31, 1997                     $  196,418       $        -       $   (1,390)      $  473,036
                                                  ----------       ----------       ----------       ----------
  Net income                                         139,938                -                -          139,938
  Currency translation                                     -                -           (1,224)          (1,224)
                                                                                                     ----------
    Comprehensive income                                                                                138,714
  Exercise of common stock options and
    issuances under stock purchase plan                    -                -                -           70,229
  Acquisitions                                             -                -                -            6,077
  Tax benefits from employee stock
    transactions                                           -                -                -           44,280
  Dividend declared of Momentum
    Business Applications shares                     (78,622)               -                -                -
                                                  ----------       ----------       ----------       ----------
Balances at December 31, 1998                     $  257,734       $        -       $   (2,614)      $  732,336
                                                  ----------       ----------       ----------       ----------
  Net loss                                          (177,765)               -                -         (177,765)
  Unrealized gain on available-for-sale
     investments, net of tax                               -                -          147,875          147,875
  Currency translation                                     -                -           (1,963)          (1,963)
                                                                                                     ----------
   Comprehensive loss                                                                                   (31,853)
  Exercise of common stock options and
    issuances under stock purchase plan                    -                -                -           71,610
  Acquisitions                                             -                -                -           38,397
  Exercise of warrants                                     -                -                -                -
  Tax benefits from employee stock
    transactions                                           -                -                -           28,972
  Dividend declared of Momentum
    Business Applications shares                           -                -                -          (78,622)
  Compensation expense and other                           -                -                -            3,779
                                                  ----------       ----------       ----------       ----------
Balances at December 31, 1999                     $   79,969      $         -       $  143,298       $  764,619
                                                  ----------       ----------       ----------       ----------
  Net income                                         145,691                -                -          145,691
  Unrealized gain on available-for-sale
     investments, net of tax                               -                -         (147,595)        (147,595)
  Currency translation                                     -                -            1,561            1,561
                                                                                                     ----------
    Comprehensive loss                                                                                     (343)
  Exercise of common stock options and
    issuances under stock purchase plan                    -                -                -          185,780
  Acquisitions                                             -                -                -            4,330
  Exercise of warrants                                     -                -                -              300
  Tax benefits from employee stock
    transactions                                           -                -                -           78,695
  Treasury stock purchased                                 -          (15,000)               -          (15,000)
  Stock issued under restricted stock award                -                -                -                5
  Amortization of deferred compensation
     expense and other                                     -                -                             5,969
                                                  ----------       ----------       ----------       ----------
Balances at December 31, 2000                     $  225,660       $  (15,000)      $   (2,736)      $1,024,355
                                                  ----------       ----------       ----------       ----------

See accompanying notes to consolidated financial statements.

                                PEOPLESOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

       PeopleSoft Inc. ("PeopleSoft" or the "Company") designs, develops, markets, and supports a family of enterprise application software products for use throughout large and medium sized organizations. These organizations include corporations, higher education institutions, and federal, state, provincial, and local government agencies worldwide. The Company provides enterprise application software for customer relationship management, human resources management, financial management, supply chain management, and enterprise performance management, along with a range of industry-specific applications.

Basis of Presentation

       As more fully described in Note 2, PeopleSoft merged with The Vantive Corporation ("Vantive") on December 31, 1999. The consolidated financial statements for 1998 and 1999 reflect the pooling of interests method of accounting and therefore reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined during all periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations of Momentum Business Applications, Inc. ("Momentum") were consolidated with the results of operations of the Company through March 15, 1999.

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

Foreign Currency Translation

       The Company has determined that the functional currency of each foreign operation is the local currency. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of "Accumulated other comprehensive income (loss)." The effects of foreign currency transactions are included in "Other income, net." Through 2000, foreign currency transaction gains and losses have not been significant.

Cash Equivalents

       Cash equivalents are highly liquid investments with remaining maturities of three months or less at the date of purchase and are stated at amounts that approximate fair value, based on quoted market prices.

Accounts Receivable

       Accounts receivable are comprised of billed receivables arising from recognized or deferred revenues and unbilled receivables, which include accrued license fees for payments not yet due and accrued services. Unbilled receivables included in accounts receivable were $85.8 million as of December 31, 1999 and $118.6 million as of December 31, 2000. Unbilled receivables related to specific deferred revenues are offset for balance sheet presentation. The Company's receivables are unsecured. Reserves are maintained for potential losses. For the years ended December 31, 1998, 1999 and 2000 actual loss experience has been within management's estimates. Future credit losses may differ from the Company's estimates and could have a material impact on the Company's future results of operations.

Property and Equipment

       Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives of two to three years for computer equipment, five years for telephones and office equipment, and seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset.

Intangible and long-lived assets

       Goodwill and other intangible assets are amortized using the straight-line method over lives of two to five years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill and other long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset.

Capitalized Software Costs

       The Company accounts for its purchases of software from third parties and internal software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life, which is generally three years. All research and development expenditures are charged to research and development expense in the period incurred.

    Capitalized software costs and accumulated amortization at December 31, 1999 and 2000 were as follows (in thousands):

================================================================================
                                                    1999               2000
--------------------------------------------------------------------------------
Capitalized software
  Internal development costs ...........          $ 20,296           $ 23,867
  Obtained through business
    combinations .......................            32,032              3,000
  Purchased from third parties .........               300                300
                                                  ---------------------------
                                                    52,628             27,167
Accumulated amortization ...............           (25,342)           (19,798)
                                                  ---------------------------
                                                  $ 27,286           $  7,369
================================================================================

       The Company recorded capitalized software amortization, included in cost of license fees in the accompanying consolidated statements of operations, of $5.7 million in 1998, $9.3 million in 1999 and $7.0 million in 2000.

       The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense.

Revenue Recognition

       The Company licenses software under non-cancelable license agreements and provides services including consulting, training, development and maintenance, consisting of product support services and periodic updates. The Company's revenue recognition policy is as follows.

       License Revenue. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting.

       Services Revenue. Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and using contract accounting for fixed-price contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

       The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", in October 1997. The Company believes it is in compliance with this standard. PeopleSoft adopted Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", on January 1, 2000 and has changed certain business practices to meet the requirements of this SOP.

       In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. The Company adopted the provisions of SAB 101 in its fourth fiscal quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

Deferred Revenue

       Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long-term deferred revenue, at December 31, 2000, represents amounts received for maintenance and support services to be provided beginning in periods on or after January 1, 2002. The principal components of deferred revenue at December 31, 1999 and 2000 were as follows (in thousands):


=================================================================================
                                                         1999               2000
---------------------------------------------------------------------------------
License fees ................................          $ 70,838          $ 57,885
Maintenance .................................           360,284           367,885
Training ....................................            54,744            56,728
Other services ..............................            32,109            47,914
                                                       --------------------------
                                                        517,975           530,412
Less: Long term deferred revenue ............            88,046           100,858
                                                       --------------------------
                                                       $429,929          $429,554
=================================================================================

Advertising Costs

       The Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating the advertising in the period in which the advertising space is used. Advertising expense is included in "Sales and marketing expense" and totaled $16.4 million in 1998, $21.6 million in 1999 and $54.7 million in 2000.

Stock-based Compensation

       The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," ("FIN 44"), which became effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations. As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma disclosure of net income and earnings per share.

Income Taxes

       The Company accounts for income taxes using a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Transfer of Financial Assets

       The Company transfers accounts receivable under certain software license agreements with customers to financial institutions. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). In the event that these receivables are not fully repaid to the financial institution, the Company could be obligated to pay up to 10 % of the amount of the accounts receivable.

New Accounting Standards

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Application of the new rules is not expected to have a material impact on the Company's financial position or results of operations.

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125" ("SFAS 140") in September 2000. SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which are effective for the year ended December 31, 2000, SFAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. The Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Application of the new rules is not expected to have a material impact on the Company's financial position or results of operations.


2. MERGER

       On December 31, 1999, PeopleSoft merged with Vantive, a supplier of customer relationship management applications, in a business combination accounted for under the pooling of interests method of accounting. PeopleSoft acquired all of the outstanding capital stock of Vantive in exchange for approximately 23.3 million shares of PeopleSoft's common stock and the assumption by PeopleSoft of approximately 4.9 million Vantive outstanding stock options. The accompanying consolidated financial statements for 1999 and 1998 have been restated to give effect to the combination.

       Combined and separate results of the companies for the two-year period ended December 31, 1999, the date of the Vantive acquisition, were as follows (in thousands, except per share amounts):


=========================================================================================================================
                                                        PEOPLESOFT         VANTIVE          ADJUSTMENTS         COMBINED
=========================================================================================================================
1998
   Total revenues.............................         $ 1,313,673       $   163,100       $    (2,005)       $ 1,474,768
   Net income (loss)..........................             143,218            (2,286)             (994)           139,938
  Diluted net income (loss) per share ........                0.55             (0.08)             0.03               0.50
=========================================================================================================================
1999
   Total revenues.............................         $ 1,237,871       $   191,518       $      (243)       $ 1,429,146
   Net (loss) income..........................            (167,941)           (9,988)              164           (177,765)
   Net (loss) income per share................               (0.69)            (0.37)             0.39              (0.67)
=========================================================================================================================


       The consolidated data presented above includes adjustments to eliminate transactions between PeopleSoft and Vantive. There were no material differences between the accounting policies of PeopleSoft and Vantive and the fiscal years of both companies ended on December 31; accordingly, no other adjustments were required.

       Fees and expenses incurred in connection with the Vantive acquisition and the integration of the companies were charged in the accompanying consolidated statement of income for the year ended December 31, 1999 as required under the pooling of interests method of accounting. Those fees and expenses included transaction costs of approximately $15.8 million relating to financial advisory, legal, and accounting fees, employee costs payable at the effective time of the merger and other direct expenses. In addition, the Company incurred $12.3 million in charges for the write-off of duplicative equipment and other fixed assets and recorded restructuring and exit charges of $21.8 million relating to employee severance, costs associated with the elimination of excess facilities and costs to terminate contracts with third parties who provide redundant or conflicting services.

3. INVESTMENTS IN DEBT AND EQUITY SECURITIES

       The Company classifies debt and marketable equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. There were no investments classified as held to maturity at December 31, 2000. All other debt and marketable equity securities are classified as available for sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in "Accumulated other comprehensive income (loss)", net of tax for the taxable securities. At December 31, 1999 and 2000 the components of the Company's debt and marketable equity securities were as follows (in thousands):


============================================================================================================
                                                                  AGGREGATE     UNREALIZED       UNREALIZED
             AVAILABLE-FOR-SALE                       COST        FAIR VALUE       GAINS           LOSSES
------------------------------------------------------------------------------------------------------------
1999
State and local municipalities debt .........      $ 302,240      $ 301,953             --       $    (287)
Corporate debt ..............................         74,786         74,502             --            (284)
Auction rate preferred stock ................         45,725         45,725             --              --
Marketable equity securities ................         14,246        255,263      $ 241,017              --
------------------------------------------------------------------------------------------------------------
                                                   $ 436,997      $ 677,443      $ 241,017       $    (571)
============================================================================================================
2000
U.S Government, state and local
municipalities debt .........................      $ 151,673      $ 151,963      $     290              --
Corporate debt ..............................        429,936        429,920            126       $    (142)
Auction rate preferred stock ................        267,206        267,207              1              --
Marketable equity securities ................          2,900          2,991             91              --
------------------------------------------------------------------------------------------------------------
                                                   $ 851,715      $ 852,081      $     508       $    (142)
============================================================================================================


=============================================================================================
                                             AMORTIZED    AGGREGATE    UNREALIZED  UNREALIZED
            HELD-TO-MATURITY                   COST      FAIR VALUE      GAINS       LOSSES
---------------------------------------------------------------------------------------------
1999
U.S. Government debt ...................      $23,444      $23,783      $   339        --
Corporate debt .........................       23,166       23,638          472        --
                                              -----------------------------------------------
                                              $46,610      $47,421      $   811        --
=============================================================================================


===================================================================================
                                                               1999          2000
-----------------------------------------------------------------------------------
Recorded as:
Cash equivalents ......................................      $110,816      $399,366
Investments due in one year or less ...................       290,122       354,074
Investments due in one year to 18 months ..............        67,852        95,650
Investments in corporate equity securities ............       255,263         2,991
                                                             ----------------------
                                                             $724,053      $852,081
===================================================================================


       A substantial portion of the unrealized holding gains as of December 31, 1999 relates to an investment in a company that completed its public offering in the third quarter of 1999. These corporate equity securities were subject to lock up provisions, which expired at various dates through August 2000. During the year ended December 31, 2000, this investment was sold resulting in a gross realized gain of $120.1 million. The cost of securities sold is based on the specific identification method.

       The Company classifies its investments in privately held start-up companies as "Investments in corporate equity securities" in the accompanying consolidated balance sheets. These nonmarketable investments are accounted for using the cost method as the Company does not have the ability to exercise significant influence. The cost of these investments was $5.4 million at December 31, 1999 and $5.3 million at December 31, 2000. As of December 31, 1999 and 2000, the cost approximates fair value.

4. FINANCIAL INSTRUMENTS

       Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold any derivative financial instruments for trading or speculative purposes. Derivative transactions are restricted to those intended for hedging purposes.

       Forward Foreign Exchange Contracts

       In January 1998, the Company initiated a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging significant intercompany balances. The Company uses two multinational banks for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of three months or less. Gains and losses on the settled contracts are included in "Other income, net" and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. To the extent that these contracts are not considered to be perfectly effective in offsetting the change in the value of the intercompany balances being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in "Other income, net".

       The Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.9 million in 1998, $0.9 million in 1999 and $0.6 million in 2000. At December 31, 1999, the Company had outstanding forward foreign exchange contracts to exchange Euros ($30.7 million), Singapore dollars ($6.0 million), South African rands ($1.4 million), Swiss francs ($2.7 million) and New Zealand dollars ($1.7 million) for U.S. dollars, and to exchange U.S. dollars for British pounds ($2.6 million) and Australian dollars ($2.5 million). At December 31, 1999, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 1999. At December 31, 2000, the Company had outstanding forward exchange contracts to exchange Euros ($39.4 million), British pounds ($1.2 million), Swiss francs ($3.4 million), Hong Kong dollars ($1.4 million), Canadian dollars ($0.3 million) and Singapore dollars ($1.0 million) for U.S. dollars, and to exchange U.S. dollars for Australian dollars ($0.3 million) and Euros ($7.1 million). At December 31, 2000, each of these contracts matured within 60 days. The Company recorded a net loss of $2.2 million on the Euro contracts as of December 31, 2000 to mark the contract down to its fair value. Neither the cost nor the fair value of the remaining contracts was material at December 31, 2000.

       The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors. In addition to hedging existing transaction exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. Dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have occurred through December 31, 2000.

       Interest Rate Swap Transactions

       In June 2000, the Company entered into interest rate swap transactions with various multinational banking institutions to manage its exposure to interest rate changes on the facilities lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature at various dates in 2003. Under these agreements, the Company receives a variable rate based on the 3 month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. At December 31, 2000, each of these contracts had a book value that approximates fair value. Neither the cost nor the fair value of these swaps was material at December 31, 2000.

       Concentrations of Credit Risk

       The Company does not have a concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.


5. RESTRUCTURING AND EXIT CHARGES

       In the first quarter of 1999, the Company adopted a restructuring plan and incurred restructuring charges of $4.4 million. PeopleSoft eliminated approximately 430 redundant and unnecessary positions, primarily in the U.S, in the administration, sales support, and marketing support areas.

       During the second and third quarters of 1999, Vantive, which subsequently merged with the Company, adopted a restructuring plan and incurred restructuring charges of $1.1 million, which included employee severance and non-cash compensation expense. As a result of these restructuring actions, five U.S. employees, in the management and administration areas separated from Vantive. In addition, as part of its restructuring plan, Vantive incurred $3.2 million in charges related to write-offs of operating assets associated with the termination of projects and relationships that were inconsistent with changes in the operational direction of Vantive.

       In the fourth quarter of 1999, the Company incurred exit charges in the amount of $21.8 million to consolidate the worldwide operations of PeopleSoft and Vantive. The exit charges included employee severance, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Forty-three employees in redundant positions in the U.S., primarily in the management and administration areas, left the Company during 2000 as a result of these exit activities. In addition, the Company incurred $12.3 million in charges for the write-off of duplicative equipment and other fixed assets.

       The following table sets forth components of the Company's restructurings and exit charges for 1999 and the Company's restructuring reserves as of December 31, 1999 and 2000, which are included in "Accrued liabilities," (in thousands):


========================================================================================
                                         EMPLOYEE
RESTRUCTURING AND EXIT CHARGES             COSTS       LEASES        OTHER        TOTAL
----------------------------------------------------------------------------------------
1999
Employee severance and related costs      $ 9,578           --           --      $ 9,578
Contractual obligations                        --      $ 3,765      $11,750       15,515
Other                                          --        2,105           --        2,105
----------------------------------------------------------------------------------------
     Total 1999                           $ 9,578      $ 5,870      $11,750      $27,198
========================================================================================


===========================================================================================================
                                                     EMPLOYEE
RESTRUCTURING AND EXIT RESERVES                        COSTS         LEASES          OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------
Provision for restructuring and exit activities      $  9,578       $  5,870       $ 11,750       $ 27,198
Cash payments                                          (4,961)            --             --         (4,961)
Non-cash items                                           (449)            --             --           (449)
-----------------------------------------------------------------------------------------------------------
     Balance as of December 31, 1999                 $  4,168       $  5,870       $ 11,750       $ 21,788
===========================================================================================================
Cash payments                                          (3,383)        (1,350)        (3,114)        (7,847)
Adjustments                                              (785)            --         (2,752)        (3,537)
-----------------------------------------------------------------------------------------------------------
     Balance as of December 31, 2000                 $      0       $  4,520       $  5,884       $ 10,404
===========================================================================================================

6. ACCRUED EMPLOYEE HEALTHCARE INSURANCE CLAIMS

       The Company is self-insured, with certain stop loss insurance coverage, for employee health care claims. Expense is recorded based on estimates of the ultimate liability, including claims incurred but not reported. The accrued employee healthcare insurance claims were included in "Accrued liabilities" and amounted to $5.7 million as of December 31, 1999 and $5.5 million as of December 31, 2000.


7. CONVERTIBLE SUBORDINATED NOTES

       As of December 31, 1999 and 2000, the Company had outstanding $69.0 million and $68.0 million in principal amount of convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option, at any time, at a price of $50.82 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $59.3 million as of December 31, 1999 and was $66.5 million as of December 31, 2000. Subsequent to December 31, 2000, the Company repurchased $11.0 million in principal of convertible subordinated notes.


8. COMMITMENTS AND CONTINGENCIES

Leases

       The Company leases office facilities under operating leases, which generally require the Company to pay operating costs, including property taxes, insurance and maintenance. The Company also leases certain computer equipment under operating leases. Computer equipment leases require the return of the equipment or payment of residual values at the end of the lease term. Such residual values, which approximate fair values, are not material to the consolidated financial statements.

       In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments due beginning upon the completion of the construction, which occurred during the fourth quarter of 1998. The cost for the construction of the facility totals $70.0 million including interest during the construction period. The rental payments equal the amount of interest under the agreement. The interest rate charged on amounts funded prior to the commencement of the lease payments was LIBOR plus 0.625% as measured on the date of each funding rollover. The Company began accruing interest concurrent with the lessor's first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $4.5 million as of the end of the construction phase, was added to the construction cost. In 1998, the Company negotiated an amendment to this lease that extends the term of the lease until February 2003, with an option to renew for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2000 the Company was in compliance with all covenants.

       In 1998, the Company purchased two parcels of land in Pleasanton, California for $50.0 million and entered into a five-year lease agreement for facilities to be constructed on one of the parcels. The lease was structured as an operating lease with rental payments due beginning upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled $105.0 million including interest costs during the construction period, which were added to the balance rather than paid by the Company. The interest rate on the obligation is a LIBOR based floating rate, which resets on a 1, 2, 3, or 6-month interval at the Company's election. The rental payments equal the amount of interest under the agreement. The Company has an option to renew the lease for an additional five years, subject to certain conditions, or purchase the building for $105.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor's cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2000 the Company was in compliance with all covenants.

       In 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 10 years. The Company has options to terminate up to 50% of the space at anytime following the initial 4 years of the lease term and the remaining 50% at any time following the 5th year of the term; or alternatively, the Company may extend the term of the lease in five-year increments up to 20 years. Fees due upon termination, if applicable, are not significant to the overall lease payments but are being accrued over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a financial statement gain of approximately $24.4 million, which is being amortized over the lease period. The Company holds a right of first refusal to additional space within the site as other tenants' leases expire.

       Future minimum operating lease payments under all noncancellable leases for the years ending December 31 are due as follows (in thousands):


===========================================
YEAR                                AMOUNT
-------------------------------------------
2001 ....................          $ 63,768
2002 ....................            52,318
2003 ....................            38,930
2004 ....................            24,910
2005 ....................            13,789
Thereafter ..............            11,314
                                   --------
                                   $205,029
===========================================


       Rent expense totaled approximately $42.2 million, $62.3 million and $60.5 million in 1998, 1999 and 2000.

PeopleSoft Securities Class Action Litigation

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

       The Consolidated Complaint purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999. The Consolidated Complaint alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandoned all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of improper accounting related to the Company's write-downs for "in-process research and development" in connection with various acquisitions, and improper accounting related to the Company's spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

       On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint. The motions were heard on May 4, 2000. On May 26, 2000, following post-hearing submissions, the Court entered an order a) dismissing all claims against defendants Albert Duffield, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, and George Still, without leave to amend; b) dismissing all claims relating to the time period prior to May 27, 1998; c) denying the motion to dismiss as to various forward-looking statements allegedly made by the Company between May 27, 1998 and January 28, 1999; and d) limiting the class period for which claims may be asserted to the same time period. A First Amended Complaint was filed on June 12, 2000. The Court had set a case management schedule pursuant to which the Company will be required to provide discovery to plaintiffs prior to May 11, 2001. A final pre-trial conference will be held on August 6, 2001, and a trial date of September 10, 2001.

      On February 16, 2001, PeopleSoft agreed to a tentative settlement of the litigation, which would result in the dismissal of all claims against the defendants in exchange for a payment of $15 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company expects definitive agreements to be executed in April 2001, and final settlement approval to be received by June 2001. In the interim, all proceedings in the case have been suspended. An insurance receivable and a settlement accrual of $15 million has been included in Other current assets and Accrued liabilities, respectively, in the accompanying consolidated balance sheet as of December 31, 2000.

Shareholder Derivative Litigation

       On June 30, 2000, a shareholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action is based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that already have been dismissed in the federal action. The Company believes that the derivative claims are not proper due to plaintiffs' failure to make pre-suit demand on the Company as required by law, and filed a motion to dismiss the litigation on those grounds. That motion was set for hearing in February 2001, but had been continued indefinitely.

       On February 16, 2001, the defendants in the derivative suit agreed to a settlement, pursuant to which certain limited corporate therapeutics will be offered, and in exchange for which all claims will be dismissed with prejudice. The attorneys' fees for plaintiffs' counsel will be paid out of the $15 million settlement fund established for settlement of the related class action litigation.

Vantive Securities Class Actions

       Beginning on July 6, 1999, a series of similar securities class action lawsuits were filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The original complaints alleged that from April 23, 1997 to July 6, 1998, Vantive misled the investing public as to Vantive's future prospects and failed to disclose facts which it knew would result in decreased demand for its products or decreased operating margins. The original complaints further alleged that various officers and directors intended to profit thereby by artificially inflating the price of Vantive's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appear to have been triggered by Vantive's announcement of preliminary results for the second quarter of 1998, released on July 6, 1998. On November 15, 1999, plaintiffs filed a First Consolidated Amended Complaint. The First Consolidated Amended Complaint added to the previous complaints, among other things, allegations of accounting improprieties. The Company filed a motion to strike and a motion to dismiss the First Consolidated Amended Complaint. The court heard argument on the motions on February 24, 2000. On March 21, 2000, the Company received an order from the court granting the Company's motion to dismiss with prejudice. On June 19, 2000, plaintiffs filed an appeal from the district court's ruling in the Ninth Circuit Court of Appeals. The case is now fully briefed on appeal and the parties are awaiting a date for oral argument. The Company believes the complaints are without merit and intends to vigorously defend the action. However, there can be no assurance that if there is an unfavorable resolution of the appeal, there would not be a potential material adverse impact on the company's future financial position or results of operations or cash flows.

Other Matters

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

9. RESTRUCTURING, MERGER AND OTHER CHARGES

       The following table sets forth the components of "Restructuring, merger and other charges" for the years ended December 31, (in thousands):


=====================================================================================================================
                                                                                    1998          1999         2000
---------------------------------------------------------------------------------------------------------------------
Restructuring and exit charges (adjustments) ................................           --      $27,198      $(3,537)
Merger transaction costs ....................................................           --       15,835           --
Asset write-offs ............................................................           --       19,575           --
Acquired in-process research and development and other acquisition
     charges ................................................................      $24,795           --           --
---------------------------------------------------------------------------------------------------------------------
     Restructuring, merger and other charges ................................      $24,795      $62,608      $(3,537)
=====================================================================================================================


10. CONTRIBUTION TO MOMENTUM BUSINESS APPLICATIONS

       During 1998, PeopleSoft formed Momentum Business Applications, Inc. ("Momentum"), a research and development company designed to develop eBusiness, analytical applications and industry-specific software products. All of the outstanding shares of Momentum Class A Common Stock were transferred to a custodian on December 31, 1998 and distributed as a dividend to holders of PeopleSoft Common Stock during January 1999. Prior to the distribution, PeopleSoft contributed $250.0 million to Momentum. The declared dividend of $78.6 million in the accompanying consolidated financial statements represents the fair value of the Momentum Class A Common Stock distributed based on the average market value on the day trading commenced. PeopleSoft consolidated Momentum into its financial statements for the fourth quarter of 1998. However, during the first quarter of 1999, Momentum no longer met the requirements for consolidation. As a result, the Company incurred a charge of $176.4 million, which represents the $250.0 million contribution less a $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum, and expenses incurred by Momentum while consolidated with the Company.

       In connection with the Company's contribution to Momentum and the distribution of Momentum shares, Momentum and the Company entered into a number of agreements, including a Development and License Agreement (the "Development Agreement"), a Marketing and Distribution Agreement and a Services Agreement, which are discussed below.

       PeopleSoft and Momentum have entered into a Development Agreement pursuant to which the Company conducts product development and related activities on behalf of Momentum under work plans and cost estimates that have been proposed by the Company and approved by Momentum. Momentum is required to utilize the cash initially contributed by the Company plus interest earned thereon, less administrative expenses and reserves of up to $2.0 million (the "Available Funds") to conduct activities under the Development Agreement. The Company has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of the Company's proprietary technology solely for internal use in conjunction with the Development Agreement. Per the terms of the Development Agreement with Momentum, the Company performs certain development services on behalf of Momentum. The Company recognized revenue from development services in the amount of $27.6 million in 1999 and $122.3 million in 2000, and recorded cost of development services in the amount of $25.1 million in 1999 and $111.1 million in 2000. Momentum pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. Third party royalty costs were paid by Momentum in the amount of $4.0 million in 1999 and $2.8 million in 2000 for technology incorporated into products developed by Momentum. In addition to development services, during 2000, the Company sold capitalized software to Momentum for $8.9 million. The Company did not recognize a gain or loss as a result of this transaction.

       Under the terms of the Marketing and Distribution Agreement entered into by the Company and Momentum, Momentum has granted the Company an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of the

Company's option to purchase all of the outstanding Momentum shares as described below. If and to the extent the license option is exercised as to any Momentum product, the Company will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, the Company would assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, the Company will make payments to Momentum with respect to the licensed product equal to 1% of net sales of the licensed product by the Company and its sub licensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of Development Costs of the licensed product that have been paid by Momentum, up to a maximum 6% royalty. The Company has the right to buyout Momentum's right to receive payments for licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement. During 2000, the Company exercised its option to license the following products, at royalty rates ranging from 1% to 5%: Deductions Management, eBenefits, Stock Administration, and Time and Labor. Through December 31, 2000, the Company has incurred royalty expenses amounting to $4.9 million from the sale and licensing of certain Momentum products in accordance with the Marketing and Distribution Agreement.

       Under the terms of the Services Agreement, during 1999 and 2000, Momentum paid the Company $0.1 million per quarter to provide office facilities, and to perform accounting, finance, human resources, information systems and legal services on behalf of Momentum.

       PeopleSoft also has the right to purchase all (but not less than all) of the Momentum shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Momentum at any time until December 31, 2002, provided that such date will be extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2002, Momentum has not paid (or accrued expenses) for all but $15 million of Available Funds as of such date. In any event, the Purchase Option will terminate on the 60th day after Momentum provides the Company with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining.

       Except in instances in which Momentum's liabilities exceed its assets, if the purchase option is exercised, the exercise price will be the greatest of:

       (1) fifteen times the sum of (i) the actual worldwide payments made by or due from the Company to Momentum with respect to all Licensed Products and Developed Technology for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (the "Base Period"); plus (ii) such payments as would have been made during the Base Period by, or due from, the Company to Momentum if the Company had not previously exercised its Product Payment Buy-Out Option with respect to any Momentum Product (for purposes of the calculations in (i) and (ii), payments will be annualized for any product that has not been a Licensed Product for all of each of the four calendar quarters in the Base Period); minus any amounts previously paid to exercise any Product Payment Buy-Out Option for such Momentum Product;

       (2) the fair market value of six hundred thousand (600,000) shares of the Company's Common Stock, adjusted in the event of a stock split or dividend, as of the date the Company exercises its Purchase Option;

       (3) three hundred million dollars ($300,000,000) plus any additional funds contributed to Momentum by the Company, less the aggregate of all amounts paid or incurred to develop the Momentum Products or pursuant to the Services Agreement as of the date the Purchase Option is exercised; or

       (4)    seventy-five million dollars ($75,000,000).

       In the event Momentum's liabilities (other than liabilities under the Development Agreement, the Marketing Agreement and the Services Agreement) exceed Momentum's assets, the Purchase Option exercise price described above will be reduced by the amount such liabilities at the time of exercise are in excess of Momentum's cash and cash equivalents, and short-term and long-term investments. If the Company exercises the Purchase Option, the Company will pay the exercise price in cash.

11. OTHER INCOME, NET

    The following table sets forth the components of "Other income, net" (in thousands):


=======================================================================================================
                                                                1998            1999            2000
-------------------------------------------------------------------------------------------------------
Interest income .......................................      $  23,323       $  23,526       $  42,218
Interest expense ......................................         (4,733)         (4,107)         (4,013)
Gain on sale of corporate equity securities ...........             --          51,281         129,600
Other .................................................          2,188           1,475          (1,830)
                                                             -----------------------------------------
     Other income, net ................................      $  20,778       $  72,175       $ 165,975
=======================================================================================================


12. PER SHARE DATA

       Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon exercise of stock options, warrants and convertible subordinated notes, using the treasury stock method. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):


=========================================================================================================
                                                                    1998           1999            2000
---------------------------------------------------------------------------------------------------------
Numerator:
Net income (loss) .........................................      $ 139,938      $(177,765)      $ 145,691
                                                                 ----------------------------------------
Denominator:
 Denominator for basic income per share --
        weighted average shares outstanding ...............        249,807        263,914         279,672
             Employee stock options .......................         27,847              *          23,244
             Warrants .....................................          3,405              *              --
                                                                 ----------------------------------------
  Denominator for diluted income (loss) per share
        -- adjusted weighted average shares
           outstanding, assuming exercise of
           common equivalent shares .......................        281,059        263,914         302,916
=========================================================================================================
Basic income (loss) per share .............................      $    0.56      $   (0.67)      $    0.52
=========================================================================================================
Diluted income (loss) per share ...........................      $    0.50      $   (0.67)      $    0.48
=========================================================================================================

*not applicable

       Approximately 9.3 million shares of weighted average common stock equivalents at prices ranging from $25.91 to $46.50 were excluded in the computation of diluted earnings per share for 2000 because the options' exercise prices were greater than the average market price of the common shares during the period. Common stock equivalents were not included in the calculation of diluted loss per share for 1999 because they would have a dilutive effect on the loss per share.


13. RETIREMENT PLAN

       The Company has two defined contribution retirement plans, a qualified plan under the provisions of section 401(a) of the Internal Revenue Code (the "Qualified Plan"), that covers all employees and a non-qualified plan which covers employees with earnings over the section 401(a)(17) limit in the previous calendar year (the "Non-Qualified Plan"). Under the terms of the Qualified Plan, participants may contribute varying amounts of their annual compensation (limited to the lesser of 15% of compensation or the section 402(g) limit). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of 10% of the employee's compensation or $10,000 whichever is less, subject to certain vesting provisions based on length of employee service. Company contributions to the Qualified Plan totaled $4.6 million in 1998, $6.9 million in 1999, and $8.3 million in 2000. Under the terms of the Non-Qualified Plan, participants may contribute varying amounts of their annual compensation (up to 100% of compensation). The Company matches a portion of non-qualified employee contributions based upon years of service, up to a maximum of 10% of the employee's compensation or $10,000 whichever is less, subject to certain vesting provisions based on length of employee service. The Company's matching contributions to the Non-Qualified Plan totaled $0.3 million in 1998, $0.2 million in 1999, and $0.4 million in 2000.

14. INCOME TAXES

       The provision for income taxes for the years ended December 31, consisted of the following components (in thousands):


============================================================================================
                                                     1998            1999            2000
--------------------------------------------------------------------------------------------
Current:
  Federal ..................................      $  99,224       $  32,266       $  70,860
  State ....................................         13,058           7,970          13,026
  Foreign ..................................          7,725          12,336          17,261
                                                  -----------------------------------------
                                                    120,007          52,572         101,147
Deferred:
  Federal ..................................        (15,087)        (24,817)          4,162
  State ....................................         (3,061)         (7,698)         (7,128)
  Foreign ..................................             45          (8,690)         (6,665)
                                                  -----------------------------------------
                                                    (18,103)        (41,205)         (9,631)
                                                  -----------------------------------------
       Provision for income taxes ..........      $ 101,904       $  11,367       $  91,516
============================================================================================


       The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes for the years ended December 31, as follows (in thousands):


=======================================================================================================
                                                                1998            1999            2000
-------------------------------------------------------------------------------------------------------
Income tax provision (benefit) at federal
statutory rate ........................................      $  84,993       $ (58,295)      $  83,022
State income tax, net of federal tax effect ...........          7,452          (1,199)          5,756
Income from tax-advantaged investments ................         (5,480)         (4,409)         (7,804)
Research and development tax credit ...................         (4,124)         (7,641)         (6,183)
Non-deductible one-time charges .......................             --          69,442           5,261
Change in valuation allowance .........................          9,726           4,615           2,695
Acquired in-process technology ........................          8,505              --              --
Acquired net operating losses .........................         (3,039)             --              --
Other .................................................          3,871           8,854           8,769
                                                             -----------------------------------------
     Provision for income taxes .......................      $ 101,904       $  11,367       $  91,516
=======================================================================================================


       Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, consisted of the following (in thousands):


================================================================================================
                                                                          1999            2000
------------------------------------------------------------------------------------------------
Deferred tax assets:
     Deferred revenue, net ......................................      $   6,537       $  52,073
     Depreciation ...............................................         11,912           9,594
     Accrued compensation .......................................         11,820          13,867
     Allowance for doubtful accounts ............................         26,715          12,208
     Net operating losses and tax credits .......................         47,147          57,899
     Capitalized foreign research and development costs .........          8,690          15,252
     Other ......................................................         30,627          24,495
                                                                       -------------------------
         Total deferred tax assets ..............................        143,448         185,388
         Valuation allowance ....................................        (18,752)        (21,447)
                                                                       -------------------------
              Net deferred tax asset ............................        124,696         163,941
Deferred tax liabilities:
     Purchased technology and other intangible assets ...........        (11,881)         (1,751)
     Investments marked to market ...............................        (92,792)            (86)
     Deferred benefits not recognized ...........................        (25,032)        (53,137)
     Other ......................................................        (16,504)        (30,632)
                                                                       -------------------------
         Total deferred tax liabilities .........................       (146,209)        (85,606)
                                                                       -------------------------
              Total net deferred tax asset (liability) ..........      $ (21,513)      $  78,335
================================================================================================


=============================================================================================
                                                                         1999           2000
---------------------------------------------------------------------------------------------
Recorded as:
     Current U.S. deferred tax assets/(liabilities) ............      $(25,085)      $ 57,972
     Current foreign deferred tax assets .......................         1,140          1,242
     Noncurrent U.S. deferred tax assets/(liabilities) .........        (6,258)         3,869
     Noncurrent foreign deferred tax assets ....................         8,690         15,252
                                                                      -----------------------
          Total net deferred taxes .............................      $(21,513)      $ 78,335
=============================================================================================

       Deferred tax assets and liabilities are classified in the consolidated balance sheet consistent with the classification of the related asset or liability.

       The net valuation allowance increased by $2.7 million from December 31, 1999 to December 31, 2000 and $4.6 million from December 31, 1998 to December 31, 1999, primarily as a result of establishing allowances on net operating losses incurred in foreign jurisdictions and other foreign tax benefits as well as on operating loss carryforwards in state jurisdictions of acquired companies. None of the allowance at December 31, 2000 is attributable to stock option deductions; consequently, any reversal of the valuation allowance will be reflected in a lower tax rate. Management believes future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets.

       At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $28.6 million. These losses expire in various years between 2010 and 2020 and are subject to limitations on their utilization. The Company has state net operating loss carryforwards of approximately $24.0 million, expiring in various years between 2001 and 2020, which are also subject to limitations on their utilization. The Company has net operating loss carryforwards in certain foreign jurisdictions of approximately $50.7 million, which expire in various years. The Company has credit carryforwards of approximately $27.1 million. The expiration periods for those credits with such statutory provisions are between 2003 and 2019.


15. STOCKHOLDERS' EQUITY

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

COMMON STOCK

       The Company has never paid cash dividends on its capital stock. At December 31, 2000, 75,510,435 authorized but unissued shares of common stock were reserved for issuance under the Company's stock plans.

STOCK DIVIDEND

       In December 1998, the Company declared a stock dividend of one share of Momentum Business Applications, Inc. ("Momentum") Class A Common Stock for every fifty shares of PeopleSoft common stock held as of December 31, 1998, resulting in 4.7 million shares distributed. The Company's stockholders were not required to pay cash or other consideration for the Momentum shares received. No fractional shares were distributed. The distribution is taxable as a dividend to each holder in the amount of the fair market value of the Momentum Business Applications shares distributed to each shareholder. The average market value of the shares on January 16, 1999, the first day of trading, was $16.75.

STOCK PLANS

1992 Employee Stock Purchase Plan

       Under the 1992 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each January 1st and July 1st. Participation in the offering is limited to the lesser of 10% of an employee's compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 14,278,838 shares of common stock have been reserved for issuance under this plan of which 5,559,759 shares were available for issuance as of December 31, 2000. Shares issued under this plan were, 835,166 in 1998, 1,755,442 in 1999 and 1,674,470 in 2000. In
January 2001, 966,825 shares were issued in connection with the offering period ended December 31, 2000.

Stock Option Plans

       Pursuant to the 2000 Nonstatutory Stock Option Plan, employees and consultants, who are not directors or officers, may be granted non-qualified stock options to purchase shares of the Company's common stock. A total of 10,000,000 shares of common stock have been reserved for issuance under this Plan. The exercise price of each nonstatutory stock option shall not be less than 100% of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at a rate of 25% per year from the date of the grant. As of December 31, 2000, no shares have been issued under this plan.

       Pursuant to the 1989 Stock Plan, incentive and non-qualified stock options to purchase shares of the Company's common stock may be granted. 129,862,797 shares have been reserved for issuance under this Plan. The exercise price of each incentive and non-qualified stock option shall not be less than 100% and 85% respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 25% per year from the date of grant.

       In connection with the merger with Vantive in 1999 and the acquisitions of TriMark in 1999, Distinction in 1999, Intrepid in 1998 and Red Pepper in 1996, PeopleSoft assumed all of the outstanding stock options of the respective stock plans of these companies, including any shares assumed by those companies in mergers and/or acquisitions. These options retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

       Upon consummation of the merger with Vantive on December 31, 1999, approximately 392,206 options issued under the Vantive Stock Option Plan became immediately exercisable due to a change in ownership provision.

Restricted Stock Purchase Agreement

       In 1999, 500,000 shares of restricted stock were granted to an executive of the Company. These shares vest over 4 years. The shares carry voting and dividend rights; however, sales of the shares is restricted prior to vesting. The Company has the right to repurchase any unvested shares upon termination of the executive's employment.

Combined Stock Option Activity

       Option and share activity under the 1989 Stock Plan and the 2000 Nonstatutory Stock Option Plan, including the options assumed by PeopleSoft as a result of mergers and acquisitions, and the options canceled and granted as a result of the December 14, 1998 option repricing and the Executive Restricted Stock Purchase Plan, is as follows:


======================================================================
                                  WEIGHTED AVERAGE
                                   EXERCISE PRICE          SHARES
----------------------------------------------------------------------
Balances at December 31, 1997          $10.19           46,319,724
Granted                                 25.29           31,707,904
Exercised                                4.58           (9,889,797)
Canceled                                34.51          (19,454,184)
----------------------------------------------------------------------
Balances at December 31, 1998          $11.79           48,683,647
Granted                                 12.99           29,691,322
Exercised                                4.05          (10,420,282)
Canceled                                13.93          (13,191,859)
----------------------------------------------------------------------
Balances at December 31, 1999          $13.41           54,762,828
Granted                                 18.82           37,312,431
Exercised                               10.58          (15,243,931)
Canceled                                15.49          (13,114,215)
----------------------------------------------------------------------
Balances at December 31, 2000          $17.04           63,717,113
======================================================================


       The exercise prices for the above grants range from $0.001 to $46.50. At December 31, 2000, options to purchase 13,136,425 shares were exercisable and options to purchase 4,128,563 shares were available for grant.

1992 Directors' Stock Option Plan

       Under the 1992 Directors' Stock Option Plan, directors who are not officers or employees may receive nonstatutory options to purchase shares of common stock. A total of 2,400,000 shares of common stock have been reserved for issuance under this plan and, as of December 31, 2000, options to purchase 763,000 shares with exercise prices of $1.77 to $39.00 per share have been granted. Options granted under this plan were, 16,000 in 1998, 45,000 in 1999, and 124,000 in 2000. At December 31, 2000, options to purchase 247,000 shares were exercisable, 389,000 were outstanding, 79,000 were cancelled and options for 1,716,000 were available for grant. The exercise price of each nonstatutory stock option shall not be less than 100% of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting is established by the Board of Directors and generally occurs at the rate of 100% on the fifth anniversary from the date of grant.

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

       Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

==========================================================================================
                                        ESPP                           OPTIONS
                             ---------------------------      ---------------------------
                              1998       1998       2000       1998       1999       2000
                             -----      -----      -----      -----      -----      -----
Expected life (in years)      0.47       0.50       0.50       2.88       3.55       2.43
Expected volatility           0.44       0.42       0.65       0.46       0.42       0.65
Risk free interest rate      5.20%      4.68%      6.22%      5.47%      5.43%      6.22%


       For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company's pro forma information follows (in thousands, except for income per share information):


===================================================================================
                                        1998              1999              2000
-----------------------------------------------------------------------------------
Net income (loss)
      As reported                    $   139,938      $  (177,765)      $   145,691
      Pro forma                      $    55,511      $  (263,274)      $    57,970
-----------------------------------------------------------------------------------
Basic income (loss) per share
      As reported                    $      0.56      $     (0.67)      $      0.52
      Pro forma                      $      0.22      $     (1.00)      $      0.21
-----------------------------------------------------------------------------------
Diluted income (loss) per share
     As reported                     $      0.50      $     (0.67)      $      0.48
     Pro forma                       $      0.20      $     (1.00)      $      0.19
===================================================================================

       The weighted-average fair value of options granted during 1998, 1999 and 2000 was $7.90, $6.61, and $8.21 per share, respectively. The weighted-average fair value of the ESPP during 1998, 1999, and 2000 was $4.13, $4.45, and $6.46 per share, respectively.

       The following table summarizes information concerning all outstanding and exercisable options at December 31, 2000:


===============================================================================================================
                                                 OPTIONS                              OPTIONS EXERCISABLE
                              --------------------------------------------     --------------------------------
                                          WEIGHTED AVERAGE
                                             REMAINING         WEIGHTED                             WEIGHTED
           RANGE OF            NUMBER OF    CONTRACTUAL         AVERAGE        NUMBER OF            AVERAGE
            PRICES              SHARES      LIFE (YEARS)    EXERCISE PRICE       SHARES          EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------
        $ 0.001 - 5.00           897,759        4.06            $ 1.87            388,785           $  4.12
          5.01 - 12.00         2,836,565        5.81              8.28          2,196,250              7.79
         12.01 - 15.00        35,106,091        8.60             13.77          5,645,760             13.81
         15.01 - 20.00        12,661,758        7.57             17.90          4,311,555             18.20
       20.01 - $ 46.50        12,603,940        9.37             28.35            841,075             21.35
                              ----------                                       ----------
                              64,106,113                                       13,383,425
===============================================================================================================


WARRANTS

       In November 1995, the Company received $21.8 million through the private placement of warrants to purchase an aggregate of 8,000,000 shares of the Company's common stock. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. In March 1999, the Company issued 572,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 warrants with an exercise price of $13.75 per share and 1,600,000 warrants with an exercise price of $16.88 per share. In November 1999, the Company issued 77,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 warrants with an exercise price of $16.88 per share, at which time 1,600,000 warrants with an exercise price of $19.38 per share were forfeited.

       During 1999, the Company issued a warrant to purchase 40,000 shares of the Company's common stock. This warrant had an exercise price of $12.69 per share and an expiration date of May 11, 2006. In May 2000, the Company issued 2,718 shares of common stock pursuant to the net exercise of the warrant.

COMMON STOCK REPURCHASE PROGRAM

       In August 2000, the Board of Directors authorized the repurchase of shares of the Company's common stock, at management's discretion, of up to $100.0 million. Shares repurchased under the stock repurchase program are used to offset the dilutive effect of the Company's stock option and stock purchase plans. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. During 2000, a total of 384,000 shares were repurchased for a total of $15.0 million.


16. SEGMENT AND GEOGRAPHIC AREAS

       The Company adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") on January 1, 1998. SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Based on the criteria of SFAS 131, the Company identified its chief executive officer ("CEO") as the chief operating decision maker for the period ended December 31, 2000. The Company's CEO evaluated revenue performance based on two segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other geographic regions. Data for the two segments is presented below. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any segment other than the segments disclosed below. The accounting policies for each of the reportable segments shown below are the same as those described in the summary of significant accounting policies.

       The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, (in thousands):


===================================================================================================
                                                        1998              1999              2000
---------------------------------------------------------------------------------------------------
Revenues from unaffiliated customers
  North America ..............................      $ 1,291,722       $ 1,142,132       $ 1,350,859
  International ..............................          183,046           287,014           385,614
                                                    -----------------------------------------------
  Consolidated ...............................      $ 1,474,768       $ 1,429,146       $ 1,736,473
Operating income
  North America ..............................      $   252,117       $  (219,673)      $    57,025
  International ..............................          (31,053)          (18,900)           14,207
                                                    -----------------------------------------------
  Consolidated ...............................      $   221,064       $  (238,573)      $    71,232
Identifiable assets
  North America ..............................      $ 1,448,324       $ 1,571,121       $ 1,728,768
  International ..............................          175,201           131,169           256,382
                                                    -----------------------------------------------
  Consolidated ...............................      $ 1,623,525       $ 1,702,290       $ 1,985,150
===================================================================================================


       Revenues from the Europe-Middle-East-Africa region represented 13% of total revenues in 2000 and 1999 and 9% in 1998. No other international region had revenues equal to or greater than 10% of total revenues in 2000, 1999 or 1998. Revenues originated in each individual foreign country were less than 5% of total revenues during 2000, 1999 and 1998.

       Revenues attributable to the U.S. were $1,227.9 in 1998, $1,098.5 million in 1999 and $1,278.3 million in 2000.

17. BUSINESS COMBINATIONS

       During the three years ended December 31, 2000, the Company completed the acquisitions described below. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis.

       Distinction Software, Inc.

       In August 1999, the Company acquired all of the outstanding equity interests of Distinction Software, Inc. ("Distinction"), a supply chain management software company. The Company paid an aggregate purchase price of $15.2 million. Significant components of the purchase price included issuance of shares of common stock with a fair value of $11.9 million, issuance of options to purchase common stock with a fair value of $0.1 million, to Distinction employees, and forgiveness of debt in the amount of $3.2 million.

       The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $3.0 million to completed products and technology, $0.1 million to assembled workforce, $1.1 million to customer list and $11.1 million to goodwill. The capitalized intangible assets are being amortized over their estimated useful lives of two to four years.

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

       PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $10.6 million to completed products and technology, $4.9 million to customer list, $0.4 million to assembled workforce, and $14.1 million to goodwill. The capitalized intangible assets were to be amortized over their estimated useful lives of three to five years.

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

       The Company integrated the completed products and technology acquired from TriMark into its PeopleSoft Insurance Administration (IA) product, which became available during June of 1999. However, PeopleSoft was not able to conclude any sales of the IA product since the TriMark acquisition. During the third quarter of 2000, PeopleSoft decided that it would cease any further development, marketing and sales efforts on the IA product. Consequently, PeopleSoft did not expect any future cash flows from the IA product, resulting in an impairment of the unamortized cost of the following intangible assets acquired during the TriMark acquisition: capitalized software ($7.5 million), customer list ($3.8 million) and goodwill ($12.9 million). As a result, PeopleSoft recorded product exit charges in the amount of $24.2 million in the third quarter of 2000.

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

       PeopleSoft allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $27.8 million to completed products and technology, $2.2 million to assembled workforce, $13.9 million to in-process research and development and $7.1 million to goodwill. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, PeopleSoft expensed the amount of the purchase price allocated to in-process research and development of approximately $13.9 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets were to be amortized over their estimated useful lives of five years.

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

       In connection with the Intrepid acquisition, PeopleSoft acquired two products: Evolution and Decision Master. During the 2000 annual budget process, PeopleSoft determined that the market for the Evolution product did not grow as estimated at the time of the Intrepid acquisition and decided not to pursue Evolution's development past the fourth quarter of 1999. Without further development, Evolution was not a viable, marketable product and thus no future cash flows were expected to be realized from this product. As a result, in the fourth quarter of 1999, PeopleSoft recorded a product exit charge in the amount of $10.4 million, consisting primarily of the unamortized cost of the capitalized software related to the Evolution product.

       The Decision Master product was completed and released in the fourth quarter of 1999 as part of PeopleSoft's Business Intelligence product offering. The Decision Master product competed in the end-user reporting tools market, which is an extremely competitive market dominated by several companies. During the third quarter of 2000, PeopleSoft determined that its Business Intelligence offering was better able to compete in the market if it was offered with multiple end-user reporting tools rather than with only one. In addition, PeopleSoft determined that the Decision Master product was no longer a competitive, marketable product and thus decided that it would cease any further development effort on the Decision Master product and would replace the Decision Master product in its Business Intelligence offering with multiple end-user reporting tools. Consequently, PeopleSoft did not expect any future cash flows from the Decision Master product, which resulted in an impairment of the unamortized cost of the capitalized software ($7.5 million) and related goodwill ($3.8 million) acquired during the Intrepid acquisition, and capitalized internal software costs ($0.4 million) associated with the Decision Master product. As a result PeopleSoft recorded product exit charges in the amount of $11.7 million in the third quarter of 2000.

       Wayfarer Communications, Inc.

       In June 1998, Vantive acquired Wayfarer Communications, Inc. ("Wayfarer"), a privately held California corporation, by merging a wholly owned subsidiary of Vantive into Wayfarer. At the time of the acquisition, Wayfarer was a development-stage company that specialized in web-based information delivery. Vantive issued 135,274 shares of its common stock and exchanged 1,857 shares of Vantive's common stock for 89% of Wayfarer shares. In December 1998, Vantive issued 10,544 shares for the remaining shares of Wayfarer and recorded charges associated with acquiring the remaining minority interest of approximately 11% of Wayfarer.

       In connection with the acquisition, Vantive recorded a charge of $9.2 million associated with the acquired in-process research and development and compensatory expenses of approximately $1.7 million. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, Vantive expensed the amount of the purchase price allocated to in-process research and development in accordance with generally accepted accounting principles. In addition, Vantive recorded goodwill of approximately $0.4 million at the time of the acquisition, to be amortized over five years.

       The income approach was the primary technique utilized in calculating acquired research and development. This approach included, but was not limited to, an analysis of the market for Wayfarer products; the completion costs for the projects; the expected cash flows attributable to the in-process research and development projects; and the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, acquiring and target company records and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. Vantive did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administration expenses as a result of the acquisition. Because Wayfarer was a development-stage enterprise, Vantive did not anticipate any expense reductions/ synergies as a result of the acquisition. The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of approximately 27% was deemed appropriate for the business enterprise and for the in-process research and development.

       As of September 1999, Vantive had not received any revenue related to the in-process technology, management had determined that the Wayfarer technology would not be incorporated into Vantive's future product releases, and all development plans for a separate generation product based on the acquired technology had been terminated. As a result, the remaining $0.2 million of unamortized goodwill attributable to the Wayfarer acquisition was expensed in the third quarter of 1999.

18. SUPPLEMENTAL CASH FLOW INFORMATION

       The following supplemental schedule sets forth non-cash activities for the years ended December 31, 1998 and 1999 (in thousands). There were no significant non-cash transactions during 2000.


                                                               1998          1999
                                                            ----------    ---------
Issuance of common stock and stock options in
   connection with the following acquisitions:
       Distinction .....................................           --      $12,076
       TriMark .........................................           --       26,321
       Wayfarer ........................................      $ 4,331           --
In conjunction with the land swap:
   Land purchased ......................................       49,018           --
   Less: Building and land sold, net of
       accumulated depreciation ........................       24,604           --
                                                              -------
    Gain ...............................................       24,414
Dividend declared of Momentum Business
        Applications shares ............................       78,622           --
Capital lease additions ................................          350           --



                  SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION
                                   (Unaudited)

       Summarized quarterly supplemental consolidated financial information for 1999 and 2000 are as follows (in thousands, except per share amounts):


                                                                    QUARTER ENDED
                                              -----------------------------------------------------------
                                               MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                              ---------       ---------      -------------   ------------
1999(a)(b)
Total revenues .........................      $ 350,109       $ 360,681       $ 346,079       $ 372,277
Operating income .......................       (175,460)         (5,032)         (1,920)        (56,161)
Net income .............................       (171,216)           (542)           (443)         (5,564)
Basic income per share .................      $   (0.66)      $    0.00       $    0.00       $   (0.02)
Shares used in basic per share
  computation ..........................        258,360         262,481         266,089         269,170
Diluted income per share ...............      $   (0.66)      $    0.00       $    0.00       $   (0.02)
Shares used in diluted per
  share computation ....................        258,360         262,481         266,089         269,170

2000(b)
Total revenues .........................      $ 375,419       $ 420,154       $ 443,120       $ 497,780
Operating income .......................          8,539          16,149         (10,153)         56,697
Net income .............................         16,785          15,948          68,732          44,226
Basic income per share .................      $    0.06       $    0.06       $    0.24       $    0.15
Shares used in basic per share
  Computation ..........................        273,661         277,053         281,438         285,773
Diluted income per share ...............      $    0.06       $    0.06       $    0.23       $    0.14
Shares used in diluted per
  share Computation ....................        291,953         280,609         304,895         315,576


(a) All prior period amounts have been restated to reflect the merger with Vantive in December 1999, which was accounted for under the pooling of interests method of accounting. Certain prior period amounts have been reclassified to conform to the current period presentation.

(b) No cash dividends have been declared or paid in any of the periods presented.

-------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                      CHARGED
                                     BEGINNING      TO STATEMENT       WRITE-OFFS/     ACQUISITIONS      ENDING
DESCRIPTION                           BALANCE       OF OPERATIONS      DEDUCTIONS       AND OTHER        BALANCE
-----------                          ---------      -------------      ----------      ------------      -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1998          $21,313          $17,488           $  (422)        $ 3,991         $42,370
Year ended December 31, 1999          $42,370          $ 6,748           $(4,621)        $ 1,297         $45,794
Year ended December 31, 2000          $45,794          $ 3,205           $(6,023)        $(4,048)        $38,928

---------------------------

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

2.7     Stock Option Agreement between PeopleSoft, Inc. and The Vantive
        Corporation dated as of October 11, 1999. (incorporated by reference to Exhibit 2.5 filed with PeopleSoft, Inc.'s Registration Statement on Form
        S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.3     Certificate of Amendment to Certificate of Incorporation of PeopleSoft,
        Inc., as filed with the Secretary of State of the State of Delaware on
        July 3, 1997 (incorporated by reference to Exhibit 3.3 filed with
        PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1997).

3.4     Certificate of Amendment to Certificate of Incorporation of PeopleSoft,
        Inc., as filed with the Secretary of State of the State of Delaware on June 29, 1998. (incorporated by reference to Exhibit 3.4 filed with
        PeopleSoft, Inc.'s Registration Statement on Form S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).

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

3.7     Amendments to the Bylaws of PeopleSoft, Inc. dated March 4, 1999, April
        7, 1999 and February 3, 2000 (incorporated by reference to Exhibit 3.7 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.1(1) Amended and Restated 1989 Stock Plan (incorporated by reference to
        Exhibit 99.1 filed with PeopleSoft, Inc.'s Registration Statement on
        Form S-8 filed with the Securities and Exchange Commission on September
        29, 2000) and forms of option agreements thereunder (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.2 1992 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.'s Registration
        Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and form of subscription agreement thereunder
        (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s
        Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.3 1992 Directors' Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.'s Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992,
        Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and PeopleSoft, Inc.'s Registration
        Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which
        Registration Statement became effective May 24, 1993 (collectively, the
        "Original S-1, as amended").

10.4(1) 2000 Nonstatutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference the Exhibit 99 filed with PeopleSoft, Inc.'s Registration Statement on Form S-8 (333-47000) filed with the Securities and Exchange Commission on September 29, 2000).

10.5(1) Executive Bonus Plan (incorporated by reference to Exhibit 10.4 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.6    The Vantive Corporation Amended and Restated 1991 Stock Option Plan.
        (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).

10.7    The Vantive Corporation 1995 Outside Directors Stock Option Plan
        (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).

10.8    The Vantive Corporation 1997 Nonstatutory Stock Option Plan
        (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).

10.9    Innovative Computer Concepts, Inc. 1995 Stock Incentive Plan
        (incorporated by reference to Exhibit 99.4 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on February 4, 2000).

10.10 Distinction Software Inc. Stock Option Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft, Inc.'s Registration Statement on
        Form S-8 (333-86103) filed with the Securities and Exchange Commission on August 27, 1999).

10.11   TriMark Technologies, Inc. 1998 Director and Executive Officer
        Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.'s Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).

10.12   TriMark Technologies, Inc. 1995 Director and Executive Officer Stock
        Option Plan (as amended) and forms of option agreements thereunder
        (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.'s
        Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).

10.13   TriMark Technologies, Inc. 1995 Employees and Consultants Stock Option
        Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.'s Registration
        Statement on Form S-8 (333-77911) filed with the Securities and Exchange
        Commission on May 6, 1999).

10.14 TriMark Technologies, Inc. 1993 Stock Option Plan (as amended) and form of option agreement thereunder (incorporated by reference to Exhibit
        99.4 filed with PeopleSoft, Inc.'s Registration Statement on Form S-8
        (333-77911) filed with the Securities and Exchange Commission on May 6,
        1999).

10.15 Advanced Planning Solutions, Inc. 1998 Stock Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft Inc.'s Registration
        Statement on Form S-8 (333-44224) filed with the Securities and Exchange
        Commission on June 1, 2000).

10.16   Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan, dated
        December 13, 1995, Amendment No. 1 dated December 30, 1994, and
        Amendment No. 2, dated August 25, 1995 (incorporated by reference to
        Exhibit 2.1 filed with PeopleSoft, Inc.'s Form 8-K filed with the
        Securities and Exchange Commission on December 15, 1995).

10.17   Form of Indemnification Agreement entered into between PeopleSoft, Inc.
        and each of its directors and officers (incorporated by reference to Exhibit 10.6 filed with the Original S-1, as amended).

10.18   Lease dated July 24, 1992 between PeopleSoft, Inc. and Glen Pointe
        Associates (incorporated by reference to Exhibit 10.9 filed with the Original S-1, as amended).

10.19   Lease dated June 23, 1993 between PeopleSoft, Inc. and Westbrook
        Corporate Center (incorporated by reference to Exhibit 10.18 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.20   Lease dated January 17, 1994 between PeopleSoft, Inc. and R-H Associates
        Bldg. III Corp. (incorporated by reference to Exhibit 10.19 filed with
        PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

10.21   Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood
        Associates (incorporated by reference to Exhibit 10.20 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1994).

10.22   Contract of Sale and Escrow Instructions between PeopleSoft, Inc. and
        Rosewood Owner of California (B) LLC, a California limited liability company, dated October 4, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).

10.23 Warrant Agreement between PeopleSoft, Inc. and The First National Bank of Boston, as Warrant Agent, dated October 30, 1995 (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.'s Registration
        Statement on Form S-3 (No. 33-80755) filed with the Securities and
        Exchange Commission on December 22, 1995).

10.24   Warrant Purchase Agreement between PeopleSoft, Inc. and Goldman, Sachs &
        Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.'s Registration Statement on Form S-3 (No.
        33-80755) filed with the Securities and Exchange Commission on December
        22, 1995).

10.25   Registration Rights Agreement between PeopleSoft, Inc. and Goldman,
        Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit
        10.3 filed with PeopleSoft, Inc.'s Registration Statement on Form S-3
        (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).

10.26   Amendment No. 2 dated September 28, 1994, Amendment No. 3 dated
        September 21, 1995 and Amendment No. 4 dated December 28, 1995 to the
        Software License and Support Agreement dated June 23, 1992 between
        PeopleSoft, Inc. and ADP, Inc. (incorporated by reference to Exhibit
        10.25 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

10.27   Amended Software Development Agreement dated December 22, 1995 between
        PeopleSoft, Inc. and Solutions for Education Administrators, Inc.
        (incorporated by reference to Exhibit 10.26 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995).

10.28 Exclusive Marketing and Distribution Agreement dated December 22, 1995 between PeopleSoft, Inc. and SIS Development LLC (""SIS") (incorporated by reference to Exhibit 10.27 with PeopleSoft, Inc.'s Annual Report on
        Form 10-K for the year ended December 31, 1995).

10.29   Amendment No. 1 dated September 19, 1994, Amendment No. 2 dated May 15,
        1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March
        10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.28 filed with PeopleSoft, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1996).

10.30   Systems Integrator Agreement dated August 25, 1995 between PeopleSoft,
        Inc. and Shared Medical Systems Corporation (incorporated by reference to Exhibit 10.29 filed with PeopleSoft, Inc.'s Annual Report on Form
        10-K for the year ended December 31, 1995).

10.31   Lease dated December 4, 1996 between PeopleSoft, Inc. and Lease Plan
        North America, Inc. (incorporated by reference to Exhibit 10.32 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1996).

10.32   Purchase Agreement dated October 22, 1996 between PeopleSoft, Inc. and
        Norwest Equity Partners IV, L.P. (incorporated by reference to the
        Exhibit 10.33 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.33   Red Pepper Software Company 1993 Stock Option Plan, and forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.'s Form S-8 filed with the Securities and
        Exchange Commission on October 24, 1996).

10.34   Agreement of Purchase and Sale dated July 22, 1998 between PeopleSoft,
        Inc. and William Willson & Associates (incorporated by reference to
        Exhibit 10.35 filed with PeopleSoft, Inc.'s Quarterly Report on Form
        10-Q for the quarter ended September 30, 1998).

10.35   Lease dated September 14, 1998 between PeopleSoft, Inc. and Hacienda
        Plaza Associates, LLC (incorporated by reference to Exhibit 10.36 filed with PeopleSoft, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.36   Development and License Agreement dated December 30, 1998 between
        PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.37 filed with PeopleSoft, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1998).

10.37   Marketing and Distribution Agreement dated December 30, 1998 between
        PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.38 filed with PeopleSoft, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1998).

10.38   Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc.
        and Momentum Business Applications, Inc. (incorporated by reference to
        Exhibit 10.39 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.39   First Amendment to Participation Agreement and Appendix 1 to
        Participation Agreement, Master Lease and Construction Deed of Trust dated February 20, 1998 between PeopleSoft, Inc. and Lease Plan North
        America, Inc. (incorporated by reference to Exhibit 10.40 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1998).

10.40   Second Amendment to Participation Agreement, Master Lease, Guarantee,
        Construction Deed of Trust, Cash Collateral Agreement, Assignment of
        Lease and Appendix 1 to Participation Agreement, Master Lease and
        Construction Deed of Trust dated September 28, 1998 between PeopleSoft,
        Inc. and Lease Plan North America, Inc (incorporated by reference to
        Exhibit 10.41 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.41   Participation Agreement dated September 28, 1998 between PeopleSoft,
        Inc. and Wilmington Trust Company, ABN AMRO Leasing, Inc., ABN AMRO Bank
        N.V., and Financial Institutions listed in Schedule I of the Participation Agreement (incorporated by reference to Exhibit 10.42 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.42   Master Lease dated September 28, 1998 between PeopleSoft, Inc. and
        Wilmington Trust Company (incorporated by reference to Exhibit 10.43 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.43   Appendix 1 to the Participation Agreement and Master Lease dated
        September 28, 1998 (incorporated by reference to Exhibit 10.44 filed with PeopleSoft, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1998).

10.44   Employment Agreement between Craig Conway and PeopleSoft, Inc., dated
        May 10, 1999 (incorporated by reference to Exhibit 10-47 filed with
        PeopleSoft Inc.'s Annual Report on Form 10-K for the year ended December
        31, 1999).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
21.1     Subsidiaries of PeopleSoft, Inc.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

23.2     Consent of Arthur Andersen LLP, Independent Public Accountants.

24       Power of Attorney (see the signature page to this Form 10-K).