Form 10-Q
period 2001-03-31
PEOPLESOFT INC
filed 2001-05-15
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

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

                                 Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               CLASS                                OUTSTANDING AT MAY 08, 2001
               -----                                ---------------------------
  Common Stock, par value $0.01........                     293,985,008

================================================================================

                                TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
                                     PART I FINANCIAL INFORMATION

     ITEM 1 -- Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 2001 and December 31, 2000...........................   2

               Condensed Consolidated Statements of Operations for the
               Three Months Ended March 31, 2001 and March 31, 2000...........   3

               Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2001 and March 31, 2000...........   4

               Notes to Condensed Consolidated Financial Statements...........   5

     ITEM 2 -- Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................  11

     ITEM 3 -- Financial Risk Management......................................  16

                                       PART II OTHER INFORMATION

     ITEM 1 -- Legal Proceedings..............................................  28

     ITEM 2 -- Changes in Securities and Use of Proceeds......................  28

     ITEM 3 -- Defaults upon Senior Securities................................  28

     ITEM 4 -- Submission of Matters to a Vote of Security Holders............  28

     ITEM 5 -- Other Information..............................................  28

     ITEM 6 -- Exhibits and Reports on Form 8-K...............................  28

     SIGNATURES...............................................................  29

                         PART I -- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 MARCH 31, 2001   DECEMBER 31, 2000
                                                                                   (UNAUDITED)
                                                                                 ------------       ------------
                                            ASSETS
        Current assets:
             Cash and cash equivalents ....................................      $    337,078       $    646,605
             Short-term investments .......................................           718,842            354,074
             Accounts receivable, net .....................................           429,651            449,036
             Investment in corporate equity securities ....................             7,969              8,241
             Income taxes receivable ......................................            20,083             31,652
             Deferred tax assets ..........................................            63,913             59,214
             Other current assets .........................................            73,938             67,109
                                                                                 ------------       ------------
                 Total current assets .....................................         1,651,474          1,615,931
        Property and equipment, at cost ...................................           459,945            443,629
                 Less accumulated depreciation and amortization ...........          (248,281)          (234,443)
                                                                                 ------------       ------------
                                                                                      211,664            209,186
        Investments .......................................................            99,223             95,650
        Non-current deferred tax assets ...................................            19,043             19,121
        Capitalized software, less accumulated amortization ...............             6,528              7,369
        Other assets ......................................................            35,600             37,893
                                                                                 ------------       ------------
                 Total assets .............................................      $  2,023,532       $  1,985,150
                                                                                 ============       ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
             Accounts payable .............................................      $     36,910       $     35,163
             Accrued liabilities ..........................................           160,955            141,743
             Accrued compensation and related expenses ....................           135,465            158,623
             Income taxes payable .........................................             6,709              5,059
             Deferred revenues ............................................           415,198            429,554
                                                                                 ------------       ------------
                 Total current liabilities ................................           755,237            770,142
        Long-term deferred revenues .......................................           103,005            100,858
        Long-term debt ....................................................            57,000             68,000
        Other liabilities .................................................            21,203             21,795
        Commitments and contingencies (see notes)
        Stockholders' equity:
             Common stock .................................................             2,912              2,880
             Additional paid-in capital ...................................           857,334            813,551
             Treasury stock ...............................................           (15,000)           (15,000)
             Retained earnings ............................................           261,718            225,660
             Accumulated other comprehensive loss .........................           (19,877)            (2,736)
                                                                                 ------------       ------------
                 Total stockholders' equity ...............................         1,087,087          1,024,355
                                                                                 ------------       ------------
                 Total liabilities and stockholders' equity ...............      $  2,023,532       $  1,985,150
                                                                                 ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

        THREE MONTHS ENDED MARCH 31,                                 2001              2000
        ----------------------------                            ------------      ------------
        REVENUES:
             License fees ................................      $    153,278      $     90,235
             Services ....................................           319,089           262,052
             Development and other services ..............            30,721            23,132
                                                                ------------      ------------
                  Total revenues .........................           503,088           375,419
        COSTS AND EXPENSES:
             Cost of license fees ........................            16,268            10,433
             Cost of services ............................           173,692           143,287
             Cost of development and other services ......            27,894            21,097
             Sales and marketing expense .................           126,184            86,530
             Product development expense .................            79,040            79,899
             General and administrative expense ..........            33,879            25,634
                                                                ------------      ------------
                  Total costs and expenses ...............           456,957           366,880
                                                                ------------      ------------
        Operating income .................................            46,131             8,539
        Other income, net ................................             8,920            17,677
                                                                ------------      ------------
             Income before provision for income taxes ....            55,051            26,216
        Provision for income taxes .......................            18,993             9,431
                                                                ------------      ------------
        Net income .......................................      $     36,058      $     16,785
                                                                ============      ============
        Basic income per share ...........................      $       0.12      $       0.06
        Shares used in basic per share computation .......           290,187           273,661
                                                                ============      ============
        Diluted income per share .........................      $       0.11      $       0.06
        Shares used in diluted per share computation .....           315,011           291,953
                                                                ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


     THREE MONTHS ENDED MARCH 31,                                                          2001               2000
     ----------------------------                                                      ------------       ------------
        OPERATING ACTIVITIES:
        Net income ..............................................................      $     36,058       $     16,785
        Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization .....................................            19,735             23,150
              Provision for doubtful accounts ...................................             9,396                247
              Benefit for deferred income taxes .................................            (5,003)           (24,537)
              Gain on sales of investments and disposition of property and ......            (1,835)            (8,016)
                 equipment, net
              Non-cash stock compensation .......................................               705                  -
              Changes in operating assets and liabilities:
                Accounts receivable .............................................             2,186             (8,467)
                Cash received from sales of accounts receivable .................                 -             13,920
                Accounts payable and accrued liabilities ........................            15,256             13,765
                Accrued compensation and related expenses .......................           (21,388)            (1,621)
                Income taxes receivable, net ....................................            13,315              3,166
                Tax benefits from exercise of stock options .....................             2,801              4,274
                Deferred revenues ...............................................            (7,465)             5,788
                Other current and noncurrent assets and liabilities .............            (6,912)           (16,718)
                                                                                       ------------       ------------
              Net cash provided by operating activities .........................            56,849             21,736

        INVESTING ACTIVITIES:
        Purchase of available-for-sale investments ..............................        (1,669,407)           (84,784)
        Proceeds from maturities and sales of available-for-sale investments ....         1,299,505            103,587
        Proceeds from maturities of held-to-maturity investments ................                 -             37,836
        Purchase of property and equipment ......................................           (20,371)            (9,703)
        Acquisitions, net of cash acquired ......................................              (296)                 -
                                                                                       ------------       ------------
              Net cash (used in) provided by investing activities ...............          (390,569)            46,936

        FINANCING ACTIVITIES:
        Net proceeds from sale of common stock and exercise of stock options ....            40,309             37,550
        Repurchase of long-term debt ............................................           (10,542)                 -
                                                                                       ------------       ------------
              Net cash provided by financing activities .........................            29,767             37,550
        Effect of foreign exchange rate changes on cash and cash equivalents ....            (5,574)               534
                                                                                       ------------       ------------
        Net (decrease) increase in cash and cash equivalents ....................          (309,527)           106,756
        Cash and cash equivalents at beginning of period ........................           646,605            414,019
                                                                                       ------------       ------------
        Cash and cash equivalents at end of period ..............................      $    337,078       $    520,775
                                                                                       ============       ============
        SUPPLEMENTAL DISCLOSURES:
           Cash paid for interest ...............................................      $      1,774       $        852
           Cash paid for income taxes ...........................................      $      5,349       $     21,468
                                                                                       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The information for the three months ended March 31, 2001 and March 31, 2000, is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three months ended March 31, 2001 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

2.  PER SHARE DATA

     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options, warrants, convertible subordinated notes and from withholdings associated with our employee stock purchase plan, using the treasury stock method.

     The following table sets forth the computation of basic and diluted income per share.

        THREE MONTHS ENDED MARCH 31,                                          2001              2000
                                                                          ------------      ------------
        (In thousands, except per share amounts)
        NUMERATOR:
            Net income .............................................      $     36,058      $     16,785
        DENOMINATOR:
             Denominator for basic income per share -
                  weighted average shares outstanding ..............           290,187           273,661
             Employee stock options ................................            24,640            18,274
             Other .................................................               184                18
                                                                          ------------      ------------
             Denominator for diluted income per share -
                  Adjusted weighted average shares outstanding
                    assuming exercise of common equivalent shares ..           315,011           291,953
                                                                          ============      ============
        Basic income per share .....................................      $       0.12      $       0.06
        Diluted income per share ...................................      $       0.11      $       0.06
                                                                          ============      ============

    Approximately 1.2 million shares of weighted average common stock equivalents at prices ranging from $37.19 to $46.50 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2001 because the options' exercise prices were greater than the average market price of the common shares during the period.

3.  FINANCIAL INSTRUMENTS

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

Change in Accounting

    Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in "Accumulated other comprehensive loss."

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging significant intercompany balances. The Company uses two multinational banks for substantially all of these contracts. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133. In general, these contracts have terms of three months or less. These contracts are recorded on the balance sheet at fair value. Changes in fair value of the contracts and the intercompany balances being hedged are included in "Other income, net." To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in "Other income, net." The foreign currency hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

     During the three months ended March 31, 2001 and March 31, 2000 the Company recorded net losses of $0.7 million and $1.1 million from these settled contracts and underlying foreign currency exposures. At March 31, 2001, the Company had outstanding forward exchange contracts to exchange Euros ($2.0 million), Singapore dollars ($1.2 million), Chilean pesos ($0.5 million), Japanese yen ($0.3 million), and Hong Kong dollars ($1.4 million) for U.S. dollars and to exchange U.S. dollars for Swiss francs ($0.7 million), South African rand ($0.7 million), Australian dollars ($0.5 million) and British pounds ($3.6 million). Each of these contracts had maturity dates of April 30, 2001 and a book value that approximates fair value. Both the cost and the fair value of these forward exchange contracts were not material at March 31, 2001.

Interest Rate Swap Transactions

     In June 2000, the Company entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the 3 month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. These swaps are considered to be a hedge against changes in amount of future cash flows, therefore the $7.5 million unrealized loss as of March 31, 2001 resulted in a $7.5 million increase in "Accumulated other comprehensive loss." Derivative losses included in "Accumulated other comprehensive loss" of $3.9 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Concentrations of Credit Risk

     The Company believes it does not have a concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4.  COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss), net of tax, were as follows:

        THREE MONTHS ENDED MARCH 31,                                      2001               2000
                                                                     ------------       ------------
        (In thousands)
        Net income ............................................      $     36,058       $     16,785
                                                                     ============       ============
        Other comprehensive income (loss):
              Net change in unrealized gain on
                     available-for-sale investments ...........            (1,183)           (41,463)
              Foreign currency translation ....................            (8,467)               534
              Interest rate swap transactions:
                   Cumulative effect of accounting change .....            (2,648)                 -
                   Net unrealized loss on cash flow hedges ....            (5,002)                 -
                   Reclassification adjustment for earnings
                     recognized during the quarter ............               159                  -
                                                                     ------------       ------------
        Comprehensive income (loss) ...........................      $     18,917       $    (24,144)
                                                                     ============       ============

5.  RESTRUCTURING AND EXIT CHARGES

     The following table sets forth the Company's restructuring reserves as of March 31, 2001, which are included in "Accrued liabilities."

        (In thousands)                              LEASES              OTHER            TOTAL
                                                 ------------       ------------      ------------
        Balance December 31, 2000 .........      $      4,520       $      5,884      $     10,404
              Cash payments ...............              (641)                 -              (641)
                                                 ------------       ------------      ------------
        Balance March 31, 2001 ............      $      3,879       $      5,884      $      9,763
                                                 ============       ============      ============


6.  COMMITMENTS AND CONTINGENCIES

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

     On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint. The motions were heard on May 4, 2000. On May 26, 2000, following post-hearing submissions, the Court entered an order: a) dismissing all claims against defendants Albert Duffield, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, and George Still, without leave to amend; b) dismissing all claims relating to the time period prior to May 27, 1998; c) denying the motion to dismiss as to various forward-looking statements allegedly made by the Company between May 27, 1998 and January 28, 1999; and d) limiting the class period for which claims may be asserted to the same time period. A First Amended Complaint was filed on June 12, 2000. The Court set a case management schedule pursuant to which the Company was required to provide discovery to plaintiffs prior to May 11, 2001.

     On February 16, 2001, PeopleSoft agreed to a tentative settlement of the litigation, which would result in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company executed a final Stipulation of Settlement on April 20, 2001, and a motion for preliminary approval of the proposed action settlement was submitted to the Court on May 4, 2001. A hearing on final approval is expected to be scheduled for August 2001. An insurance receivable and a settlement accrual of $15.0 million has been included in "Other current assets" and "Accrued liabilities," respectively, in the accompanying condensed consolidated balance sheets.

     On June 30, 2000, a shareholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action is based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that already have been dismissed in the federal action. The Company believes that the derivative claims are not proper due to plaintiffs' failure to make pre-suit demand on the Company as required by law, and filed a motion to dismiss the litigation on those grounds. The motion was set for hearing in February 2001, but has been continued indefinitely.

     On February 16, 2001, the defendants in the derivative suit agreed to a settlement, pursuant to which certain limited corporate therapeutics will be offered, and in exchange for which all claims will be dismissed with prejudice. The attorneys' fees for plaintiffs' counsel will be paid out of the $15.0 million settlement fund established for settlement of the related class action litigation.

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

     The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of the operations or cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

7.    SEGMENT INFORMATION

     Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Based on the criteria of SFAS 131, the Company identified its chief executive officer ("CEO") as the chief operating decision maker. The Company's CEO evaluated revenue performance based on two segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other geographic regions. Data for the two segments is presented below. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any segment other than the segments disclosed below.

     The following table presents a summary of operating information and certain quarter-end balance sheet information by operating segment for the quarters ended March 31, 2001 and March 31, 2000:

        THREE MONTHS ENDED MARCH 31,                          2001              2000
                                                         ------------      ------------
        (In thousands)
        REVENUES FROM UNAFFILIATED CUSTOMERS:
          North America ...........................      $    391,434      $    299,490
          International ...........................           111,654            75,929
                                                         ------------      ------------
          Consolidated ............................      $    503,088      $    375,419
                                                         ============      ============
        OPERATING INCOME (LOSS):
          North America ...........................      $     22,443      $     (9,998)
          International ...........................            23,688            18,537
                                                         ------------      ------------
          Consolidated ............................      $     46,131      $      8,539
                                                         ============      ============
        IDENTIFIABLE ASSETS:
          North America ...........................      $  1,746,206      $  1,530,149
          International ...........................           277,326           183,114
                                                         ------------      ------------
          Consolidated ............................      $  2,023,532      $  1,713,263
                                                         ============      ============

     Revenues from the Europe-Middle-East-Africa region represented 13% and 12% of total revenues during the quarters ended March 31, 2001 and March 31, 2000. No other international region had revenues equal to or greater than 10% of total revenues for the three months ended March 31, 2001 or March 31, 2000. Revenues originated in each individual foreign country were less than 5% of total revenues for the three months ended March 31, 2001 and March 31, 2000.

8.  SUBSEQUENT EVENT

     On May 1, 2001, the Company announced its intention to acquire SkillsVillage, Inc. a privately held software company which provides services procurement solutions, for approximately $32.0 million in cash and common stock. The transaction is expected to be completed in the Company's second quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the second quarter, the period in which the transaction is expected to close. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development charge, but believes it could be a significant portion of the purchase price.

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see "Factors That May Affect Our Future Results or The Market Price of Our Stock." Forward-looking statements contained throughout this Report include but are not limited to those identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained in this
Item 2.


                              RESULTS OF OPERATIONS

     The following table sets forth, the percentage of dollar change period over period and the percentage of total revenues represented by certain line items in the Company's condensed consolidated statements of operations, for the three months ended March 31, 2001 and March 31, 2000.

                                                                    PERCENTAGE OF
                                                                    DOLLAR CHANGE
                                                                    QUARTER OVER                PERCENTAGE OF
                                                                      QUARTER                   TOTAL REVENUES
                                                                    ------------        -------------------------------
                                                                      2001/2000             2001               2000
                                                                    ------------        ------------       ------------
        REVENUES:
               License fees ..................................                70%                 31%                24%
               Services ......................................                22                  63                 70
               Development and other services ................                33                   6                  6
                                                                    ------------        ------------       ------------
                  Total revenues .............................                34                 100                100
                                                                    ============        ============       ============
        COSTS AND EXPENSES:
               Cost of license fees ..........................                56                   3                  3
               Cost of services ..............................                21                  34                 38
               Cost of development and other services ........                32                   6                  6
               Sales and marketing expense ...................                46                  25                 23
               Product development expense ...................                (1)                 16                 21
               General and administrative expense ............                32                   7                  7
                                                                    ------------        ------------       ------------
                  Total costs and expenses ...................                25                  91                 98
        Operating income .....................................               440                   9                  2
        Other income, net ....................................               (50)                  2                  5
                                                                    ------------        ------------       ------------
        Provision for income taxes ...........................               101%                  4%                 3%
                                                                    ============        ============       ============

REVENUES

     The Company licenses software under non-cancelable license agreements and provides services including consulting, training, development and maintenance, consisting of product support services and periodic updates.

     Total revenues increased by 34% to $503.1 million in the first quarter of 2001 from $375.4 million in the first quarter of 2000. The increase in total revenues is attributable to the $63.0 million increase in license revenue, the $57.0 million increase in service revenue and the $7.6 million increase in development and other services revenue.

     Revenues from license fees increased by 70% to $153.3 million in the first quarter of 2001 from $90.2 million in the first quarter of 2000, primarily the result of the general availability of PeopleSoft 8 applications in September 2000. The Company does not expect to sustain this level of growth throughout 2001.(1)

     Revenues from services increased by 22% to $319.1 million in the first quarter of 2001 from $262.1 million in the first quarter of 2000. The growth in services revenue during the first quarter of 2001 when compared to the first quarter of 2000 resulted from an increase in consulting revenue of $27.6 million, an increase in maintenance revenue in the amount of $24.6 million and an increase in training revenue of $4.8 million. The increase in services revenue is attributable to the growth of license fee revenues in previous quarters. The Company does not expect to sustain this level of growth throughout 2001.(1) Revenue from services as a percentage of total revenues was 63% and 70% for the quarters ended March 31, 2001 and March 31, 2000. The decrease in service revenue as a percentage of total revenues during the first quarter of 2001 reflects primarily the change in revenue mix resulting from the increase in license fees. Variances in the Company's license contracting activity during a given quarter may impact its future consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. With the general availability of PeopleSoft 8 in September 2000, the Company expects that demand from its installed base and new customers for consulting, training and maintenance services will increase over the next several quarters.(1) However, the Company cannot give assurance that it will be successful in expanding its consulting and training services.

     Revenue from development and other services increased by 33% to $30.7 million in the first quarter of 2001 from $23.1 million in the first quarter of 2000. Per the terms of the development agreement with Momentum Business Applications, Inc. ("Momentum") the Company performs development services on behalf of Momentum. Momentum pays the Company one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development provided by the Company. Cost of development and other services increased by 32% to $27.9 million in the first quarter of 2001 from $21.1 million in the first quarter of 2000. As of March 31, 2001, most of the initial development projects undertaken by Momentum have been completed or are expected to be completed in the near future. As a result, the Company expects revenues from development and other services, and the related costs, to decrease over the next several quarters.(1)

Revenues by Segment

     At March 31, 2001, the Company is organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions. Revenues from the North America segment increased by 31% to $391.4 million in the first quarter of 2001 from $299.5 million in the first quarter of 2000. Revenues from the North America segment as a percentage of total revenues decreased to 78% in the first quarter of 2001 from 80% in the first quarter of 2000. Revenues from the International segment increased by 47% to $111.7 million in the first quarter of 2001 from $75.9 million in the first quarter of 2000. Revenues from the International segment as a percentage of total revenues increased to 22% in the first quarter of 2001 from 20% in the first quarter of 2000. The increase in revenues, for both segments, in 2001 is primarily attributable to the general availability of PeopleSoft 8 applications in September 2000. Within the International segment, revenues from the Europe-Middle-East-Africa region represented 13% and 12% of total revenues during the first quarter of 2001 and the first quarter of 2000.

Deferred Revenues

     The Company had total deferred revenues of $518.2 million as of March 31, 2001 and $530.4 million as of December 31, 2000. The Company had deferred license revenue in the amount of $39.7 million as of March 31, 2001 and $57.9 million as of December 31, 2000. This decrease in deferred license revenue is a result of the Company's continued focus on business and contracting practices designed to maximize the current period revenue recognition. The Company expects to continue these practices, which may result in additional decreases in deferred license revenues in the future.(1) The deferred revenue balances do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivable balances.

--------
(1) Forward-Looking Statement

COSTS AND EXPENSES

     Cost of license fees consists principally of royalties, product warranty costs, technology access fees for certain third-party software products and amortization of capitalized software costs. Cost of license fees increased to $16.3 million in the first quarter of 2001 from $10.4 million in the first quarter of 2000, representing 3% of total revenues for both of those quarters. Cost of license fees represented 11% of license fee revenues in the first quarter of 2001 and 12% of license fee revenues in the first quarter of 2000. The increase in absolute dollars in the first quarter of 2001 is attributable to an increase in royalties of $4.0 million resulting primarily from the increase in license revenue activity during the quarter. Product warranty costs for the first quarter of 2001 of $4.6 million were offset by a decrease in software amortization expense of $2.2 million of products acquired via acquisition. The Company's products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software.

     Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, customer care center administrative support, training, and product support. Cost of services increased to $173.7 million in the first quarter of 2001 from $143.3 million in the first quarter of 2000, representing 34% and 38% of total revenues and 54% and 55% of service revenues in each of those quarters. The dollar increase in cost of services is primarily the result of a 14% increase in headcount in the services organization, from the first quarter of 2000, in anticipation of increased demand for consulting and installation services related to PeopleSoft 8. With the shipment of PeopleSoft 8 in September 2000, the Company expects that demand from its installed base and new customers for consulting and training services will increase over the next several quarters and consequently, cost of services may increase in dollar amount, and may increase as a percentage of total revenues in future periods.(1)

     Sales and marketing expenses increased to $126.2 million in the first quarter of 2001 from $86.5 million in the first quarter of 2000, representing 25% and 23% of total revenues in each of those quarters. The increase in 2001 is primarily attributable to costs associated with growth in the sales and marketing organizations. Sales and marketing headcount increased 32% from the first quarter of 2000. In addition, marketing and advertising expenses increased by $12.5 million primarily due to the marketing campaign for PeopleSoft 8. Sales and marketing expenses may increase in dollar amount and as a percentage of total revenues in future periods as the Company increases its sales force and marketing and advertising expenses related to PeopleSoft 8.(1) The Company expects to incur additional sales and marketing expenses in future quarters related to PeopleSoft CRM which is anticipated to be released in the second quarter of 2001.(1)

     Product development expenses consist of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Product development expenses decreased to $79.0 million in the first quarter of 2001 from $79.9 million in the first quarter of 2000, representing 16% and 21% of total revenues in each of those quarters. The Company's current focus in application development is to extend PeopleSoft 8 by delivering enhanced functionality and develop a number of new applications, mostly focused on customer relationship management, eCommerce, and internet collaboration.(1) In addition, the Company anticipates continuing to invest in additional functionality across all of its software product offerings, including global product requirements and industry specific requirements.(1) However, the Company cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. The Company expects that the dollar amounts invested in software product development expenses during the remaining quarters in 2001 will be consistent with amounts invested during the three months ended March 31, 2001.(1)

     General and administrative expenses increased to $33.9 million in the first quarter of 2001 from $25.6 million in the first quarter of 2000, representing 7% of total revenues in both of those quarters. The dollar

--------
(1) Forward-Looking Statement
increase is primarily due to increases in employee compensation and benefits costs, due in part to a 20% increase in general and administrative headcount from the first quarter of 2000.

OTHER INCOME, NET

     Other income, net, which includes interest income, interest expense and other, decreased to $8.9 million in the first quarter of 2001 from $17.7 million in the first quarter of 2000. The decrease was primarily a result of a $9.5 million realized gain on the sale of corporate equity securities during the first quarter of 2000.

PROVISION FOR INCOME TAXES

     The Company's income tax provision increased to $19.0 million in the first quarter of 2001 from $9.4 million in the first quarter of 2000. The effective tax rate for the first quarter of 2001 is 34.5%. Excluding the impact of the gain on marketable equity securities, the effective tax rate for the first quarter of 2000 was 34.5%. The net deferred tax assets at March 31, 2001 were $83.0 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

EARNINGS PER SHARE

     Diluted net income per share increased to $0.11 per share in the first quarter of 2001 from $0.06 per share in the first quarter of 2000. Weighted average shares outstanding, used in the calculation of diluted net income per share were 315.0 million for the first quarter of 2001 compared to 292.0 million for the first quarter of 2000. Net income for the first quarter of 2000 included a pretax gain on the sale of corporate equity securities in the amount of $9.5 million. Excluding the impact of the gain on corporate equity securities, diluted net income per share would have been $0.04 for the first quarter of 2000. The increase in diluted net income per share is due to the increase in operating income of $37.6 million which is partially offset by the $9.6 million increase in the provision for income taxes and an 8% increase in the number of shares used in the per share calculation. Diluted earnings per share could be negatively affected if shares outstanding during 2001 increase as a result of any of the following factors: (i) the issuance of common stock associated with stock option and employee stock purchase plans; (ii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share computation; (iii) potential conversion of subordinated notes into common stock of the Company; and (iv) the issuance of common stock to effect business combinations, should the Company enter into such transactions.(1)

NEWLY ISSUED ACCOUNTING STANDARDS

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

ACQUISITIONS

     On May 1, 2001, the Company announced its intention to acquire SkillsVillage, Inc. a privately held software company which provides services procurement solutions, for approximately $32.0 million in cash and common stock. The transaction is expected to be completed in the Company's second quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based

--------
(1) Forward-Looking Statement
on their fair values. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the second quarter, the period in which the transaction is expected to close. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development charge, but believes it could be a significant portion of the purchase price.

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had $896.2 million in working capital, including $337.1 million in cash and cash equivalents and $718.8 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. The Company believes that the combination of cash and cash equivalents and short-term investment balances, potential cash flow from operations and issuance of stock under the employee purchase plan and stock option exercises will be sufficient to satisfy its operating cash requirements and expected purchases of property and equipment at least through the next twelve months.(1)

     The following table summarizes the Company's cash flows from operating, investing, and financing activities.

        THREE MONTHS ENDED MARCH 31,                                     2001               2000
        (In millions)                                                ------------       ------------
        Net cash provided by (used in):
           Operating activities ...............................      $       56.9       $       21.7
           Investing activities ...............................            (390.6)              46.9
           Financing activities ...............................              29.8               37.6
           Effect of foreign exchange rate changes on cash
              and cash  equivalents ...........................              (5.6)               0.6
                                                                     ------------       ------------
        (Decrease) increase in cash and cash equivalents ......      $     (309.5)      $      106.8
                                                                     ============       ============

     Net cash provided by operating activities during the three months ended March 31, 2001 was $56.9 million compared to $21.7 million during the three months ended March 31, 2000. This increase is due primarily to the increase in net income, the decrease in the benefit for deferred income taxes, the decrease in accounts receivable and the net change in other current and noncurrent assets and liabilities partially offset by the decrease in cash from factoring of receivables, the decrease in deferred revenues and the decrease in accrued compensation and related expenses.

     Net cash used for investing activities during the three months ended March 31, 2001 was $390.6 million compared to net cash provided by investing activities during the three months ended March 31, 2000 in the amount of $46.9 million. The Company's principal use of cash for investing activities in the three months ended March 31, 2001 included net purchases of investments in the amount of $369.9 million and purchases of property and equipment in the amount of $20.4 million. The Company's principal source of cash from investing activities during the three months ended March 31, 2000 was net proceeds from maturities and sales of investments of $56.6 million, which were partially offset by purchases of property and equipment in the amount of $9.7 million.

     Net cash provided by financing activities during the three months ended March 31, 2001 was $29.8 million compared to $37.6 million during the three months ended March 31, 2000. Proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program were $40.3 million and $37.6 million during the three months ended March 31, 2001 and March 31, 2000. The Company used cash to repurchase $10.5 million of convertible subordinated long-term notes during the three months ended March 31, 2001 offsetting the cash provided by stock transactions.

--------
(1) Forward-Looking Statement

                       ITEM 3 - FINANCIAL RISK MANAGEMENT

     Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in "Accumulated other comprehensive loss."

     The Company used derivative instruments to manage exposures to foreign currency and interest rate risks. The Company's objectives to holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

FOREIGN EXCHANGE RISK

     During the three months ended March 31, 2001 and March 31, 2000, the Company's revenue originating outside the United States was 26% and 24% of total revenues. Revenues generated in the Europe-Middle-East-Africa region were 13% and 12% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues for the same periods. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

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

     The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging significant intercompany balances. The Company uses two multinational banks for substantially all of these contracts. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133. In general, these contracts have terms of three months or less. These contracts are recorded on the balance sheet at fair value. Changes in fair value of the contracts and the intercompany balances being hedged are included in "Other income, net." To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in "Other income, net." The foreign currency hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

     At March 31, 2001, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:


                                                                                NOTIONAL WEIGHTED
             FUNCTIONAL CURRENCY                  NOTIONAL AMOUNT             AVERAGE EXCHANGE RATE
             -------------------                  ---------------             ---------------------
             Euros                                 $2.0 million                       1.127
             Hong Kong dollars                      1.4 million                       7.800
             Singapore dollars                      1.2 million                       1.797
             Chilean pesos                          0.5 million                     592.490
             Japanese yen                           0.3 million                     122.430
                                                   -------------
                                                   $5.4 million
                                                   =============

     At March 31, 2001, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:


                                                                                  NOTIONAL WEIGHTED
             FUNCTIONAL CURRENCY                 NOTIONAL AMOUNT                AVERAGE EXCHANGE RATE
             -------------------                 ---------------                ---------------------
             British pounds                       $3.6 million                        0.696
             Swiss francs                          0.7 million                        1.724
             South African rand                    0.7 million                        7.995
             Australian dollars                    0.5 million                        0.493
                                                  -------------
                                                  $5.5 million
                                                  =============


     At March 31, 2001, each of these contracts matured within 30 days and had a book value that approximates fair value. Neither the cost nor the fair value of these contracts was material at March 31, 2001. During the three months ended March 31, 2001 and March 31, 2000 the Company recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.7 million and $1.1 million.

     In addition to hedging existing transactional exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have been undertaken through March 31, 2001.

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

     The Company classifies debt and marketable equity securities based on management's intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt and equity securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in "Accumulated other comprehensive loss," net of tax.

     Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.(1)

     The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At March 31, 2001, the average maturity of the Company's investment securities was approximately three months. All investment securities had maturities of less than eighteen months. The following table presents certain information about the financial instruments held by the Company at March 31, 2001 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The Company believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, the Company finds it advantageous to invest largely in tax-advantaged securities. The average interest rates below reflect a weighted average rate for both taxable investments and tax-exempt investments.

AS OF MARCH 31, 2001                                    EXPECTED MATURITY
(In millions)                                    -------------------------------
                                                 ONE YEAR OR         MORE THAN          PRINCIPAL           FAIR
                                                     LESS             ONE YEAR            AMOUNT            VALUE
                                                 ------------       ------------       ------------      ------------
        Available-for-sale securities .....      $      808.7       $      100.8       $      909.5      $      909.9
        Weighted average interest rate ....              5.34%              5.99%
                                                 ------------       ------------       ------------      ------------

Interest rate swap transactions

     In June 2000, the Company entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the 3 month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. These swaps are considered to be a hedge against changes in amount of future cash flows, therefore the $7.5 million unrealized loss as of March 31, 2001 resulted in a $7.5 million increase in "Accumulated other comprehensive loss." Derivative losses included in "Accumulated other comprehensive loss" of $3.9 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

EQUITY SECURITIES RISK

Investments in equity securities

     The Company has classified its investments in new publicly traded start-up companies as available-for-sale investments, which are included in "Investment in corporate equity securities" in the accompanying condensed consolidated balance sheets. At March 31, 2001, the aggregate cost of these investments was $2.9 million; the aggregate fair market value was $2.7 million.

     In addition, the Company has investments in privately held start-up companies. These nonmarketable investments are accounted for using the cost method as the Company does not have the ability to exercise significant influence and are included in "Investment in corporate equity securities" in the accompanying condensed consolidated balance sheets. At March 31, 2001, the aggregate cost of these investments was $5.3 million. At March 31, 2001, the aggregate cost approximates fair value.

Convertible Subordinated Long-Term Notes

     In August 1997, the Company issued an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a conversion price equal to $50.82 per share. The Company has repurchased $12.0 million of the convertible subordinated notes as of March 31, 2001. Based on the traded yield to maturity, the approximate fair market value of the


---------
(1) Forward-Looking Statement
convertible subordinated notes was $56.6 million and $66.5 million as of March 31, 2001 and December 31, 2000.

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

     The Company operates in a dynamic and rapidly changing environment that involves many risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that we believe may adversely affect the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report to Stockholders on Form 10-K.

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

     PeopleSoft may be required to defer recognition of license revenue for a significant period of time after entering into a license agreement for a variety of transactions, including:

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

     Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. PeopleSoft believes that it is currently in compliance with SOP's 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules.

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

OUR RELATIONSHIP WITH MOMENTUM HAS REDUCED OUR CONTROL OVER IMPORTANT RESEARCH AND DEVELOPMENT PROJECTS AND CREATES OTHER RISKS.

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

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

               On February 16, 2001, PeopleSoft agreed to a tentative settlement of a litigation (Suttovia v. Duffield, et al.), which would result in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company executed a final Stipulation of Settlement on April 20, 2001, and a motion for preliminary approval of the proposed action settlement was submitted to the Court on May 4, 2001. A hearing on final approval is expected to be scheduled for August 2001. An insurance receivable and a settlement accrual of $15.0 million has been included in "Other current assets" and "Accrued liabilities," respectively, in the accompanying condensed consolidated balance sheets.

               On February 16, 2001, the defendants in a shareholder derivative suit (Marble v. Duffield, et al.) agreed to a settlement, pursuant to which certain limited corporate therapeutics will be offered, and in exchange for which all claims will be dismissed with prejudice. The attorneys' fees for plaintiffs' counsel will be paid out of the $15.0 million settlement fund established for settlement of the related class action litigation.


     Item 2. Changes in Securities and Use of Proceeds

        None

     Item 3. Defaults Upon Senior Securities

        None

     Item 4. Submission of Matters to a Vote of Security Holders

        None

     Item 5. Other Information

        None

     Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               None

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: May 15, 2001


                            PEOPLESOFT, INC.



                            By:   /s/ Kevin T. Parker
                                 ----------------------------------------------
                                 Kevin T. Parker
                                 Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)