Form 10-K/A
period 2000-12-31
PEOPLESOFT INC
filed 2001-07-02
CIK 875570

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-20710

                          -----------------------------

                                PEOPLESOFT, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  68-0137069
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

                4460 HACIENDA DRIVE, PLEASANTON, CALIFORNIA 94588
          (Address of Principal Executive Offices, including Zip Code)

                                 (925) 694-3000
              (Registrant's Telephone Number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
         NONE                                           NONE
 (Title of Each Class)              (Names of Each Exchange on which Registered)

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                         PREFERRED SHARE PURCHASE RIGHTS
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 12, 2001 as reported on the Nasdaq National Market, was approximately $5.7 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 12, 2001 Registrant had 290,819,406 outstanding shares of common stock.

                                    AMENDMENT

        The registrant is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, originally filed with the Securities and Exchange Commission ("SEC") on April 2, 2001, solely for the purpose of inserting (1) a report from Arthur Andersen LLP with respect to the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 of The Vantive Corporation which was acquired by the registrant in an acquisition accounted for as a pooling of interests, and
(2) a consent to the incorporation by reference of that report in various 1933 Act registration statements. The aforementioned documents were inadvertently omitted from the April 2, 2001 filing.

        Item 14(a)(3) is amended by inserting Exhibit 23.3 set forth below. In addition, a Report of Independent Public Accountants is included below as page F-2A. Items not referenced below are not amended.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3. Exhibits

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
23.3    Consent of Arthur Andersen LLP, Independent Public Accountants.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLESOFT, INC.


                                       By: /s/ Kevin T. Parker
                                           -------------------------------------
                                               Kevin T. Parker
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)


Dated: July 2, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of PeopleSoft, Inc.:


We have audited the consolidated statement of income of The Vantive Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of stockholders' equity and cash flows (not presented herein) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of The Vantive Corporation and subsidiaries as of December 31, 1998 and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                             /s/ ARTHUR ANDERSEN LLP

San Jose, California
December 31, 1999


                                      F-2A

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
23.3    Consent of Arthur Andersen LLP, Independent Public Accountants.
