Form 10-Q
period 2001-06-30
PEOPLESOFT INC
filed 2001-08-14
CIK 875570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         CLASS                OUTSTANDING AT AUGUST 10, 2001
                         -----                ------------------------------
Common Stock, par value $0.01..........                302,531,953

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
          PART I FINANCIAL INFORMATION

ITEM 1 -  Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000...........................     2

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2001 and June 30, 2000....     3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and June 30, 2000..............     4

          Notes to Condensed Consolidated Financial Statements..........     5

ITEM 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................    12

ITEM 3 -- Financial Risk Management.....................................    19

          PART II OTHER INFORMATION

ITEM 1 -  Legal Proceedings.............................................    30

ITEM 2 -  Changes in Securities and Use of Proceeds.....................    30

ITEM 3 -  Defaults upon Senior Securities...............................    30

ITEM 4 -  Submission of Matters to a Vote of Security Holders...........    31

ITEM 5 -  Other Information.............................................    31

ITEM 6 -  Exhibits and Reports on Form 8 -- K...........................    31

SIGNATURES..............................................................    32

                         PART I -- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               JUNE 30, 2001         DECEMBER 31, 2000
                                                                               -------------         -----------------
                                                                                (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents .....................................            $   331,357             $   646,605
     Short-term investments ........................................                931,401                 354,074
     Accounts receivable, net ......................................                402,073                 449,036
     Income taxes receivable .......................................                 13,087                  31,652
     Deferred tax assets ...........................................                 69,085                  59,214
     Other current assets ..........................................                 90,582                  75,350
                                                                                -----------             -----------
         Total current assets ......................................              1,837,585               1,615,931
Property and equipment, at cost ....................................                477,513                 443,629
         Less accumulated depreciation and amortization ............               (264,225)               (234,443)
                                                                                -----------             -----------
                                                                                    213,288                 209,186
Investments ........................................................                139,351                  95,650
Non-current deferred tax assets ....................................                 24,392                  19,121
Capitalized software, less accumulated amortization ................                 14,981                   7,369
Other assets .......................................................                 55,824                  37,893
                                                                                -----------             -----------
         Total assets ..............................................            $ 2,285,421             $ 1,985,150

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................            $    41,553             $    35,163
     Accrued liabilities ...........................................                167,940                 141,743
     Accrued compensation and related expenses .....................                158,675                 158,623
     Income taxes payable ..........................................                     --                   5,059
     Deferred revenues .............................................                419,172                 429,554
                                                                                -----------             -----------
         Total current liabilities .................................                787,340                 770,142
Long-term deferred revenues ........................................                103,615                 100,858
Long-term debt .....................................................                 57,000                  68,000
Other liabilities ..................................................                 22,822                  21,795
Commitments and contingencies (see notes)
Stockholders' equity:
     Common stock ..................................................                  3,009                   2,880
     Additional paid-in capital ....................................              1,034,004                 813,551
     Treasury stock ................................................                (15,000)                (15,000)
     Retained earnings .............................................                309,099                 225,660
     Accumulated other comprehensive loss ..........................                (16,468)                 (2,736)
                                                                                -----------             -----------
         Total stockholders' equity ................................              1,314,644               1,024,355
                                                                                -----------             -----------
         Total liabilities and stockholders' equity ................            $ 2,285,421             $ 1,985,150
                                                                                -----------             -----------

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------            --------------------------------
                                                          2001                 2000                   2001                 2000
                                                        ---------             --------            -----------             --------
REVENUES:
     License fees ................................      $ 166,305             $109,833            $   319,583             $200,068
     Services ....................................        337,196              280,963                656,285              543,015
     Development and other services ..............         29,151               29,358                 59,872               52,490
                                                        ---------             --------            -----------             --------
          Total revenues .........................        532,652              420,154              1,035,740              795,573
COSTS AND EXPENSES:
     Cost of license fees ........................         18,233                7,828                 34,501               18,261
     Cost of services ............................        184,064              149,435                357,756              292,722
     Cost of development and other services ......         26,466               26,644                 54,360               47,741
     Sales and marketing expense .................        131,436              112,059                257,620              198,589
     Product development expense .................         73,833               84,237                152,873              164,136
     General and administrative expense ..........         41,665               23,802                 75,544               49,436
     Restructuring, merger and other charges .....           (738)                  --                   (738)                  --
                                                        ---------             --------            -----------             --------
          Total costs and expenses ...............        474,959              404,005                931,916              770,885
                                                        ---------             --------            -----------             --------
Operating income .................................         57,693               16,149                103,824               24,688
Other income, net ................................         13,139                8,187                 22,059               25,864
                                                        ---------             --------            -----------             --------
    Income before provision for income taxes .....         70,832               24,336                125,883               50,552
Provision for income taxes .......................         23,451                8,388                 42,444               17,819
                                                        ---------             --------            -----------             --------
Net income .......................................      $  47,381             $ 15,948            $    83,439             $ 32,733
                                                        ---------             --------            -----------             --------
Basic income per share ...........................      $    0.16             $   0.06            $      0.28             $   0.12
Shares used in basic per share computation .......        296,104              277,053                293,344              275,814
                                                        ---------             --------            -----------             --------
Diluted income per share .........................      $    0.15             $   0.06            $      0.27             $   0.12
Shares used in diluted per share computation .....        318,601              280,609                314,518              281,574
                                                        ---------             --------            -----------             --------

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

      FOR THE SIX MONTHS ENDED JUNE 30,                                                             2001                  2000
                                                                                                -----------             ---------
      OPERATING ACTIVITIES:
      Net income .......................................................................        $    83,439             $  32,733
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Depreciation and amortization ..............................................             43,208                41,013
            Provision for doubtful accounts ............................................             14,321                   247
            Benefit for deferred income taxes ..........................................             (3,601)              (35,638)
            Gains on sales of investments and disposition of property and equipment, net             (2,955)               (8,587)
            Non-cash stock compensation ................................................              1,423                    --
            Restructuring, merger and other non-cash items .............................               (738)               (1,334)
            Changes in operating assets and liabilities:
               Accounts receivable .....................................................             25,971               (53,417)
               Cash received from sales of accounts receivable .........................                 --                22,617
               Accounts payable and accrued liabilities ................................             23,077                (2,020)
               Accrued compensation and related expenses ...............................              2,071                 2,337
               Income taxes receivable, net ............................................             13,594                14,175
               Tax benefits from exercise of stock options .............................             30,842                 7,712
               Deferred revenues .......................................................             (3,342)                3,142
               Other current and noncurrent assets and liabilities .....................            (18,171)              (32,265)
                                                                                                -----------             ---------
            Net cash provided by (used in) operating activities ........................            209,139                (9,285)
      INVESTING ACTIVITIES:
      Purchase of available-for-sale investments .......................................         (3,724,809)             (200,172)
      Proceeds from maturities and sales of available-for-sale investments .............          3,103,281               232,411
      Proceeds from maturities of held-to-maturity investments .........................                 --                46,610
      Purchase of property and equipment ...............................................            (40,976)              (29,229)
      Proceeds from sale of acquired software ..........................................                 --                 5,592
      Acquisitions, net of cash acquired ...............................................            (18,038)               (7,509)
                                                                                                -----------             ---------
            Net cash (used in) provided by investing activities ........................           (680,542)               47,703
      FINANCING ACTIVITIES:
      Net proceeds from sale of common stock and exercise of stock options .............            171,612                55,866
      Repurchase of long-term debt .....................................................            (10,542)                   --
                                                                                                -----------             ---------
            Net cash provided by financing activities ..................................            161,070                55,866
      Effect of foreign exchange rate changes on cash and cash equivalents .............             (4,915)               (1,689)
                                                                                                -----------             ---------
      Net (decrease) increase in cash and cash equivalents .............................           (315,248)               92,595
      Cash and cash equivalents at beginning of period .................................            646,605               414,019
                                                                                                -----------             ---------
      Cash and cash equivalents at end of period .......................................        $   331,357             $ 506,614
                                                                                                -----------             ---------
      SUPPLEMENTAL DISCLOSURES:
         Cash paid for interest ........................................................        $     1,734             $   2,007
         Cash paid for income taxes, net of refunds ....................................        $    10,725             $  25,197
                                                                                                -----------             ---------

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The information for the three and six months ended June 30, 2001 and June 30, 2000, is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000 (as amended by Form 10-K/A). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

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

        The following table sets forth the computation of basic and diluted income per share.

                                                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------            ----------------------------
(In thousands, except per share amounts)                         2001                2000                2001                2000
                                                               --------            --------            --------            --------
NUMERATOR:
    Net income ........................................        $ 47,381            $ 15,948            $ 83,439            $ 32,733
DENOMINATOR:
     Denominator for basic income per share -
          weighted average shares outstanding .........         296,104             277,053             293,344             275,814
     Employee stock options ...........................          22,497               3,556              21,174               5,760
                                                               --------            --------            --------            --------
     Denominator for diluted income per share -
          Adjusted weighted average shares outstanding
          assuming exercise of common equivalent shares         318,601             280,609             314,518             281,574
                                                               --------            --------            --------            --------
Basic income per share ................................        $   0.16            $   0.06            $   0.28            $   0.12
                                                               --------            --------            --------            --------
Diluted income per share ..............................        $   0.15            $   0.06            $   0.27            $   0.12
                                                               --------            --------            --------            --------

        Approximately 1.1 million shares of weighted average common stock equivalents at prices ranging from $37.69 to $46.50 and 1.9 million shares of weighted average common stock equivalents at prices ranging from $37.04 to $46.50 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001 because the options' exercise prices were greater than the average market price of the common shares during the period.

3.      FINANCIAL INSTRUMENTS

        Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold any derivative financial instruments for trading or speculative purposes. Derivative transactions are restricted to those intended for hedging purposes.

Change in Accounting

        Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in "Accumulated other comprehensive loss." The cumulative effect of the accounting change to adopt SFAS 133, as amended, as of January 1, 2001 resulted in the Company recognizing a $2.6 million unrealized loss (net of tax) in "Accumulated other comprehensive loss."

Forward Foreign Exchange Contracts

        The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging significant intercompany balances. The Company uses two multinational banks for substantially all of these contracts. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133, as amended. In general, these contracts have terms of three months or less. The contracts are recorded on the balance sheet at fair value. Changes in fair value of the contracts and the intercompany balances being hedged are included in "Other income, net." To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in "Other income, net." The foreign currency hedging program is managed in accordance with a corporate policy approved by the Company's Board of Directors.

        During the three months ended June 30, 2001 and 2000 the Company recorded a net loss of $0.1 million and a net gain of $1.3 million from these settled contracts and underlying foreign currency exposures. During the six months ended June 30, 2001 and June 30, 2000 the Company recorded a net loss of $0.8 million and a net gain of $2.4 million from these settled contracts and underlying foreign currency exposures. At June 30, 2001, the Company had outstanding forward exchange contracts to exchange U.S. dollars for Euros ($21.7 million), Canadian dollars ($7.5 million), Australian dollars ($4.5 million), Swiss francs ($3.8 million), British pounds ($3.5 million), Hong Kong dollars ($1.7 million), New Zealand dollars ($1.4 million), Japanese yen ($1.4 million), South African rand ($1.3 million) and Singapore dollars ($1.2 million). Each of these contracts had maturity dates of July 31, 2001 and a book value that approximated fair value. Both the cost and the fair value of these forward exchange contracts were not material at June 30, 2001.

Interest Rate Swap Transactions

        In June 2000, the Company entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of variable for fixed interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable interest rate based on the 3 month LIBOR set on the last day of the previous quarter and pays a weighted average fixed interest rate of 6.80%. These swaps are considered to be hedges against changes in amount of future cash flows. The Company recorded in "Accumulated other comprehensive loss" a $4.3 million unrealized loss as of June

30, 2001 in connection with these interest rates swaps. Derivative losses included in "Accumulated other comprehensive loss" of $2.8 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Concentrations of Credit Risk

        The Company believes it does not have a concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4.      COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, were as follows:

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                 -----------------------       -----------------------
(In thousands)                                                     2001           2000           2001           2000
                                                                 --------       --------       --------       --------
Net income ................................................      $ 47,381       $ 15,948       $ 83,439       $ 32,733
Other comprehensive income (loss):
        Net change in unrealized gain on available-for-sale
            investments ...................................           501        (43,571)          (682)       (85,034)
      Foreign currency translation ........................          (311)        (2,223)        (8,778)        (1,689)
      Interest rate swap transactions:
         Cumulative effect of accounting change ...........            --             --         (2,648)            --
         Net unrealized gain (loss) on cash flow hedges ...         2,766             --         (2,236)            --
            Reclassification adjustment for earnings
                 recognized during the period .............           453             --            612             --

 Comprehensive income (loss) ..............................      $ 50,790       $(29,846)      $ 69,707       $(53,990)

5.      RESTRUCTURING AND EXIT RESERVES

        The following table sets forth the Company's restructuring reserves as of June 30, 2001, which are included in "Accrued liabilities."

            (In thousands)                                            LEASES               OTHER               TOTAL
                                                                      -------             -------             --------
            Balance December 31, 2000 ....................            $ 4,520             $ 5,884             $ 10,404
                  Cash payments ..........................               (837)                 --                 (837)
                  Adjustments to reflect current estimates                 --              (2,814)              (2,814)
            Balance June 30, 2001 ........................            $ 3,683             $ 3,070             $  6,753

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

        The Consolidated Complaint which purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999. The Consolidated Complaint alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999.

        On February 16, 2001, PeopleSoft agreed to a tentative settlement of the litigation, which will result in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company executed a final

Stipulation of Settlement on April 20, 2001, and a motion for preliminary approval of the proposed action settlement was submitted to the Court on May 4, 2001. A hearing on final approval was held on August 9, 2001, and a ruling by the Court is expected in due course. The Proposed Settlement received no significant objections from class members. An insurance receivable and a settlement accrual of $15.0 million has been included in "Other current assets" and "Accrued liabilities," respectively, in the accompanying condensed consolidated balance sheets.

        On June 30, 2000, a shareholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession and the suit seeks unspecified damages, treble damages and attorneys fees.

        On February 16, 2001, the defendants in the derivative suit agreed to a settlement, pursuant to which certain limited corporate therapeutics will be offered, and in exchange for which all claims will be dismissed with prejudice. The attorneys' fees for plaintiffs' counsel will be paid out of the $15.0 million settlement fund established for settlement of the related class action litigation. On July 26, 2001, the Superior Court entered a judgement approving the settlement of the derivative suit, and dismissing the litigation with prejudice.

        Beginning on July 6, 1999, a series of securities class action lawsuits was filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs filed a First Consolidated Amended Complaint on November 15, 1999. The First Consolidated Amended Complaint added to the previous complaints, among other things, allegations of accounting improprieties. The Company filed a motion to strike and a motion to dismiss the First Consolidated Amended Complaint with prejudice which was granted the court by order dated March 21, 2000. On June 19, 2000, plaintiffs filed an appeal from the district court's ruling in the Ninth Circuit Court of Appeal. A hearing was held on July 11, 2001, before the Ninth Circuit Court of Appeal, and a ruling is expected in due course. The Company believes the complaints are without merit and intends to continue to vigorously defend the action. However, there can be no assurance that if there is an unfavorable resolution of the appeal, there would not be a potential material adverse impact on the company's future financial position or results of operations or cash flows.

        On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarbourough v. Peoplesoft, Inc., Case No. 775405-2) by a former employee of the Company whose employment was terminated in November 1995. The complaint alleges causes of action for wrongful discharge, retaliation, age discrimination and harassment. Plaintiff is seeking damages for lost wages, lost stock options, emotional distress, and punitive damages. The Company has filed a cross complaint based upon plaintiff's violation of Penal Code section 632 and the plaintiff taking of proprietary information from the Company. The trial on plaintiff's action was trifurcated on the issues of liability, damages and the Company's cross complaint. On July 3, 2001, the jury returned a finding in favor of the plaintiff on liability as to one count, and the trial is proceeding on the issue of damages. The cross complaint filed by the Company has not yet been heard. The Company will continue to vigorously defend the action, which may include an appeal.

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

7.      SEGMENT INFORMATION

        Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Based on the criteria of SFAS 131, the Company identified its chief executive officer ("CEO") as the chief operating decision maker. The Company's CEO evaluates revenue performance based on two segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other geographic regions. Data for the two segments is presented below. Employee headcount and operating costs are managed by functional area, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO the assets or capital expenditures by any segment other than the segments disclosed below.

        The following table presents a summary of operating information and certain quarter-end balance sheet information by operating segment for the three and six months ended June 30, 2001 and June 30, 2000:

                                                    THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------             -------------------------------
(In thousands)                                      2001                   2000                   2001                 2000
                                                 ----------            -----------            -----------          -----------
REVENUES FROM UNAFFILIATED CUSTOMERS:
  North America .....................            $  407,895            $   329,271            $   799,329          $   628,761
  International .....................               124,757                 90,883                236,411              166,812
                                                 ----------            -----------            -----------            ---------
  Consolidated ......................            $  532,652            $   420,154            $ 1,035,740          $   795,573
                                                 ----------            -----------            -----------            ---------
OPERATING INCOME (LOSS):
  North America .....................            $   39,666            $    (9,407)           $    62,109          $   (11,110)
  International .....................                18,027                 25,556                 41,715               35,798
                                                 ----------            -----------            -----------            ---------
  Consolidated ......................            $   57,693            $    16,149            $   103,824          $    24,688
                                                 ----------            -----------            -----------          -----------
IDENTIFIABLE ASSETS:
  North America .....................                                                         $ 2,016,557          $ 1,484,774
  International .....................                                                             268,864              224,712
                                                                                              -----------          -----------
  Consolidated ......................                                                         $ 2,285,421          $ 1,709,486
                                                                                              -----------          -----------

        Revenues from the Europe/Middle-East/Africa region represented 13% of total revenues for each the three months ended June 30, 2001 and June 30, 2000. Revenues from the Europe/Middle-East/Africa region represented 13% and 12% of total revenues for the six months ended June 30, 2001 and June 30, 2000. No other international region had revenues equal to or greater than 10% of total revenues for the three or six months ended June 30, 2001 or June 30, 2000. Revenues originated in each individual foreign country were less than 5% of total revenues for the three months ended June 30, 2001 and June 30, 2000.

8.      BUSINESS COMBINATION

        On May 31, 2001, the Company acquired the assets and assumed liabilities of SkillsVillage, Inc., through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the process of procuring and managing contract services. The aggregate purchase price of $31.5 million included the issuance of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million, and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. After the term of the escrow has elapsed, escrow amounts will be accounted for as additional goodwill and amounts remaining in the escrow account will be distributed to former SkillsVillage shareholders.

        The Company allocated the excess purchase price over the fair value of the net tangible assets acquired to the following intangible assets: $21.7 million to goodwill, $4.8 million to completed products and technology, $1.9 million to in-process research and development, and $0.8 million to assembled workforce. As of the acquisition date, the technological feasibility of the in-process technology had not been established and had no alternative future use and the Company expensed the $1.9 million in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized based on their estimated useful lives of four years.

        In performing this allocation, the Company considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of SkillsVillage's products. The projected incremental cash flows were discounted back to their present value using discount rates of 18% and 23% for developed and in-process technology. These discount rates were determined after consideration of the Company's rate of return on debt capital and equity, the weighted average return on invested capital, and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

        The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

9.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standard Board approved for issuance Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

        SFAS 141, effective June 30, 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The pooling-of-interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS 141 are similar to prior generally accepted accounting principles ("GAAP"), although SFAS 141 requires additional disclosures for transactions occurring after the effective date. Under SFAS 141, the Company will continue to immediately write off in-process research and development.

        SFAS 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement during the second half of 2001. Effective January 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP.

        Beginning in the first quarter of 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $10.8 million. Amortization for the six months ended June 30, 2001 was $3.3 million. Unamortized goodwill was $33.5 million as of June 30, 2001. The Company will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

10.     SUBSEQUENT EVENT

        On July 23, 2001, the Company and Momentum entered into a Business Agreement Amendment, which amends the terms of the Development Agreement and the Marketing Agreement. The primary purpose of the Business Agreement Amendment is to restructure the royalty payments the Company must make to Momentum to license Momentum Products. The Business Agreement Amendment would primarily decrease Pre-Release Royalty for any Momentum Product to one percent (1%) of Net License Fees from six percent (6%) of Net Revenues.

        In conjunction with the Business Agreement Amendment, Momentum proposes to amend its Restated Certificate of Incorporation to change the exercise price of the Company's Purchase Option. The effectiveness of the Business Agreement Amendment is contingent upon Momentum obtaining stockholder approval of the amendment to the Restated Certificate of Incorporation.

        The proposed amendment to the Restated Certificate of Incorporation relates specifically to the formulas to be utilized in the determination of the Company's Purchase Option Price. The first formula has been modified to clarify the royalty base on which the multiple is calculated. The formula is essentially fifteen times the sum of all pre-release royalties or product payments paid by the Company to Momentum during the four quarters prior to an exercise of the Purchase Option. The fourth formula has been changed from a flat amount of $75 million to: i) $90 million provided the option is exercised no later than February 15, 2002, ii) $92.5 million if exercised on or between February 16, 2002 and May 15, 2002, or iii) $95 million if exercised on or after May 16, 2002. The timing of the expiration of the Purchase Option remains unchanged.

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see "Factors That May Affect Future Results and Market Price of Stock." Forward-looking statements contained throughout this Report include ,but are not limited to those identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained in this Item 2.


                              RESULTS OF OPERATIONS

        The following table sets forth, the percentage of dollar change period over period and the percentage of total revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, for the three and six months ended June 30, 2001 and 2000.

                                               PERCENTAGE OF    PERCENTAGE OF      PERCENTAGE OF      PERCENTAGE OF
                                              DOLLAR  CHANGE    TOTAL REVENUES     DOLLAR CHANGE      TOTAL REVENUES
                                              --------------   ----------------    -------------     ----------------
                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                -------------------------------      --------------------------------
                                                2001/2000      2001        2000      2001/2000       2001        2000
                                                ---------      ----        ----      ---------       ----        ----
REVENUES:
  License fees ...............................     51%          31%         26%          60%          31%         25%
  Services ...................................     20           64          67           21           63          68
  Development and other services .............     (1)           5           7           14            6           7
          Total revenues .....................     27          100         100           30          100         100
COSTS AND EXPENSES:
  Cost of license fees .......................    133            3           2           89            3           2
  Cost of services ...........................     23           34          35           22           35          37
  Cost of development and other services .....     (1)           5           6           14            5           6
  Sales and marketing expense ................     17           25          27           30           25          25
  Product development expense ................    (12)          14          20           (7)          15          21
  General and administrative expense .........     75            8           6           53            7           6
  Restructuring, merger and other charges ....      *            *           *            *            *           *
          Total costs and expenses ...........     18           89          96           21           90          97
Operating income .............................    257           11           4          321           10           3
Other income, net ............................     60            2           2          (15)           2           3
Provision for income taxes ...................    180%           4%          2%         138%           4%          2%

*Not meaningful


        Net income increased $31.4 million or 197% to $47.4 million during the second quarter of 2001 as compared to $15.9 million during the second quarter of 2000. Diluted income per share increased to $0.15 during the second quarter of 2001 compared to $0.06 during the second quarter of 2000. For the six months ended June 30, 2001, net income increased $50.7 million or 155% to $83.4 million as compared to $32.7 million during the comparable period of 2000. For the six months ended June 30, 2001, diluted income per share increased to $0.27 compared to $0.12 during the comparable period of 2000.

        The three and six months ended June 30, 2001 included a $2.6 million favorable adjustment to existing restructuring reserves to reflect current estimates and a $1.2 million after-tax charge for in-process research and development related to the acquisition of SkillsVillage. The six months ended June 30, 2000 included a $5.8 million after-tax gain on the sale of corporate equity securities. Excluding the aforementioned items, net income increased $30.0 million or 188% to $45.9 million during the second quarter of 2001 as compared to $15.9 million during the second quarter of 2000. For the six months ended June 30, 2001, income increased $55.1 million or 205% to $82.0 million as compared to $26.9 million during the comparable period of 2000.

REVENUES

        The Company licenses software under non-cancelable license agreements and provides services including consulting, training, development and maintenance, consisting of product support services and periodic updates.

        Total revenues increased by 27% to $532.7 million in the second quarter of 2001 from $420.2 million in the second quarter of 2000. The increase in total revenues during the quarter is primarily attributable to the $56.5 million increase in revenue from license fees and the $56.2 million increase in revenue from services. For the year-to-date period, total revenues increased by 30% to $1,035.7 million during the six months ended June 30, 2001 from $795.6 million during the six months ended June 30, 2000. The year-to-date increase is attributable to an increase in revenue from license fees of $119.5 million, an increase in revenue from services of $113.3 million, and an increase of $7.4 million in revenue from development and other services.

        Revenue from license fees increased by 51% to $166.3 million in the second quarter of 2001 from $109.8 million in the second quarter of 2000. Revenue from license fees increased by 60% to $319.6 million during the six months ended June 30, 2001 from $200.1 million during the six months ended June 30, 2000. The increase in revenue from license fees during three and six months ended June 30, 2001 was primarily the result of increased licensing activity following the general availability of PeopleSoft 8 applications in September 2000.

        Revenue from services increased by 20% to $337.2 million in the second quarter of 2001 from $281 million in second quarter of 2000. The increase in services revenue during the second quarter of 2001 when compared to the second quarter of 2000 primarily resulted from an increase in consulting revenue of $31.2 million, an increase in maintenance revenue of $20.2 million and an increase in training revenue of $4.8 million. The increase in services revenue is attributable to the growth of the installed license base. Revenue from services as a percentage of total revenues was 64% and 67% for the three months ended June 30, 2001 and 2000. Revenue from services increased by 21% to $656.3 million, or 63% of total revenues, for the six months ended June 30, 2001 from $543.0 million, or 68% of total revenues, for the six months ended June 30, 2000. The change in services revenue during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily resulted from an increase in consulting revenue of $58.8 million, an increase in maintenance revenue of $44.8 million and an increase in training revenue of $9.7 million. The increase in services revenue is attributable to the growth of the installed license base. The decrease in service revenues as a percentage of total revenues during the three and six months ended June 30, 2001 primarily reflects the change in revenue mix resulting from the increased license fee revenue. Variances in the Company's license contracting activity during a given quarter may impact its future consulting, maintenance and training service revenues since these revenues typically follow license fee revenues. With the general availability of PeopleSoft 8 in September 2000, the Company expects that demand from its installed base and new customers for consulting, maintenance and training services will continue to increase over the next several quarters.(1) However the Company cannot give assurance that it will be successful in expanding its consulting, maintenance and training services.

        Revenue from development and other services decreased to $29.2 million in the second quarter of 2001 from $29.4 million in the second quarter of 2000. Per the terms of the development agreement with Momentum Business Applications, Inc. ("Momentum"), the Company performs development services on behalf of Momentum. Momentum pays one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development services provided by the Company. Cost of development services decreased to $26.5 million during the second quarter of 2001 from $26.6 million during the second quarter of 2000. Revenue from development services increased to $59.9 million during the six months ended June 30, 2001 from $52.5 million during the six months ended June 30, 2000. Cost of development services increased to $54.4 million during the six months ended June 30, 2001 from $47.7 million during the six months ended June 30, 2000. As of June 30, 2001, most of the initial development


----------
(1) Forward-Looking Statement
projects undertaken by Momentum have been completed or are expected to be completed in the near future. As a result, the Company expects revenues from development and other services, and the related costs, to decrease over the next several quarters. (1)

Revenues by Segment

        At June 30, 2001, the Company is organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions.

        Revenues from the North America segment increased by 24% to $407.9 million, or 77% of total revenues, during the second quarter of 2001 from $329.3 million, or 78% of total revenues, during the second quarter of 2000. Revenues from the North America segment increased by 27% to $799.3 million, or 77% of total revenues, during the six months ended June 30, 2001 from $628.8 million, or 79% of total revenues during the six months ended June 30, 2000. The increase in revenues is primarily attributable to the general availability of PeopleSoft 8 in September 2000.

        Revenues from the International segment increased by 37% to $124.8 million, or 23% of total revenues, in the second quarter of 2001 from $90.9 million, or 22% of total revenues, in the second quarter of 2000. Within the International segment, revenues from Europe/Middle-East/Africa region represented 13% of total revenues during the second quarters of 2001 and 2000. Revenues from the International segment increased by 42% to $236.4 million, or 23% of total revenues, during the six months ended June 30, 2001 from $166.8 million, or 21% of total revenues, during the six months ended June 30, 2000. Revenues from Europe/Middle-East/Africa region represented 13% and 12% of total revenues during the six months ended June 30, 2001 and 2000. The increase in revenues is primarily attributable to the general availability of PeopleSoft 8 in September 2000.

COSTS AND EXPENSES

        Cost of license fees consists principally of royalties, product warranty costs, technology access fees for certain third-party software products and the amortization of capitalized software costs. Cost of license fees increased to $18.2 million in the second quarter of 2001 from $7.8 million in the second quarter of 2000, representing 3% and 2% of total revenues. Cost of license fees represented 11% of license fee revenues in the second quarter of 2001 and 7% of license fee revenues in the second quarter of 2000. The increase in the cost of license fees for the second quarter of 2001 over the second quarter of 2000 is primarily a result of a $9.2 million increase in royalties and a $2.0 million increase in product warranty costs which are a result of the increase in revenues from license fees. These increases are offset by a $1.1 million decrease in software amortization due in part to the write-off of acquired products in the third quarter of 2000. During the six months ended June 30, 2001 and 2000, cost of license fees increased to $34.5 million from $18.3 million, representing 3% and 2% of total revenues and 11% and 9% of license revenues. The increase in the cost of license fees for the six months ended June 30, 2001 over the six months ended June 30, 2000 is primarily a result of a $13.2 million increase in royalties and a $6.6 million increase in product warranty costs which are a result of the increase in revenues from license fees. These increases are offset by a $2.7 million decrease in software amortization on products that were acquired. The Company's products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software.

        Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, customer care center administrative support, training, and product support. These costs increased to $184.1 million in the second quarter of 2001 from $149.4 million in the second quarter of 2000, representing 34% and 35% of total revenues and 55% and 53% of service revenues. Cost of services for the year-to-date period increased to $357.8 million during the six months ended June 30, 2001 from $292.7 million during the six months ended June 30, 2000,


--------
(1) Forward-Looking Statement
representing 35% and 37% of total revenues and 55% and 54% of service revenues. The dollar increase in cost of services during the quarter and year-to-date periods is consistent with the increase in services revenue. With the general availability of PeopleSoft 8 in September 2000, the Company expects that demand from its installed base and new customers for consulting and training will increase over the next several quarters and consequently, cost of services may increase in dollar amount, and may increase as a percentage of total revenues in future periods. (1)

        Sales and marketing expenses increased to $131.4 million in the second quarter of 2001 from $112.1 million in the second quarter of 2000, representing 25% and 27% of total revenues in each of those quarters. For the year-to-date period, sales and marketing expense increased to $257.6 million for the six months ended June 30, 2001 from $198.6 million for the six months ended June 30, 2000. The increase for the three and six months ended June 30, 2001 is primarily attributable to costs associated with growth in the sales and marketing organizations related to increased sales force and marketing and advertising campaigns for PeopleSoft 8, which was released in September 2000 and PeopleSoft CRM, which was released in June 2001. The Company expects to incur additional sales and marketing expenses in the future quarters related to PeopleSoft 8 and PeopleSoft CRM.(1)

        Product development expenses consist of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Product development expenses decreased to $73.8 million in the second quarter of 2001 from $84.2 million in the second quarter of 2000, representing 14% and 20% of total revenues in each of those quarters. For the year-to-date period, product development expenses decreased to $152.9 million during the six months ended June 30, 2001 from $164.1 million for the six months ended June 30, 2000. The decrease in product development expenses is primarily attributable to fewer outside contractors being required for development initiatives. The Company's current focus in application development is to extend its software offerings by delivering enhanced functionality and develop a number of new applications, mostly focused on internet collaboration and eCommerce.(1) In addition, the Company anticipates continuing to invest in additional functionality across all of its software product offerings, including global product requirements and industry specific requirements.(1) However, the Company cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. The Company expects that the dollar amounts invested in product development expenses during the remaining quarters in 2001 will be consistent with amounts invested during the three months ended June 30, 2001.(1)

        General and administrative expenses increased to $41.7 million during the second quarter of 2001 from $23.8 million during the second quarter of 2000, representing 8% and 6% of total revenues. For the year-to-date period, general and administrative expenses increased to $75.5 million for the six months ended June 30, 2001 from $49.4 million for the six months ended June 30, 2000. The increase in the three and six months ended June 30, 2001 is partially due to increases in employee compensation and benefits costs, due in part to a 19% increase in general and administrative headcount from the prior year. The increase in the infrastructure and increased utilization of outside consultants is required to support the Company's upgrade to the PeopleSoft 8 eBusiness applications for each major business process area. In addition, the Company recorded an additional $2.3 million and $3.3 million in non-product related litigation expense in the second quarter of 2001 and the six months ended June 30, 2001 compared to the same periods in 2000.

RESTRUCTURING, MERGER AND OTHER CHARGES

        The second quarter of 2001 includes a charge of $1.9 million for in-process research and development from the SkillsVillage acquisition and a favorable adjustment of $2.6 million to the existing restructuring reserves to reflect current estimates.


--------
(1) Forward-Looking Statement

OTHER INCOME, NET

        Other income, net, which includes interest income, interest expense and other, increased to $13.1 million in the second quarter of 2001 from $8.2 million in the second quarter of 2000, and decreased to $22.1 million in the six months ended June 30, 2001 from $25.9 million during the six months ended June 30, 2000. The increase during the second quarter was primarily the result of an increase in interest income. The year-to-date decrease was primarily the result of a $9.5 million gain on the sale of corporate equity securities during the first quarter of 2000 partially offset by an increase in interest income during the six months ended June 30, 2001.

PROVISION FOR INCOME TAXES

        The Company's income tax provision increased to $23.5 million for the second quarter of 2001 from $8.4 million for the same period in 2000 and increased to $42.4 million in the six months ended June 30, 2001 from $17.8 million for the same period in 2000. The effective tax rate was 34.5% for the each of the six months ended June 30, 2001 and June 30, 2000, excluding the impact of the in-process research and development charge and the favorable adjustment to existing restructuring reserves in the second quarter of 2001 and the gain on sale of marketable equity securities in the first quarter of 2000. The net deferred tax assets at June 30, 2001 were $93.5 million. The valuation of these net deferred tax assets is based on historical tax provisions and expectations about future taxable income.

NEWLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standard Board approved for issuance Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

        SFAS 141, effective June 30, 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The pooling-of-interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS 141 are similar to prior generally accepted accounting principles ("GAAP"), although SFAS 141 requires additional disclosures for transactions occurring after the effective date. Under SFAS 141, the Company will continue to immediately write off in-process research and development.

        SFAS 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement during the second half of 2001. Effective January 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP.

        Beginning in the first quarter of 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $10.8 million. Amortization for the six months ended June 30, 2001 was $3.3 million. Unamortized goodwill was $33.5 million as of June 30, 2001. The Company will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

BUSINESS COMBINATIONS

        On May 31, 2001, the Company acquired the assets and assumed liabilities of SkillsVillage, Inc., through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the process of procuring and managing contract services. The aggregate purchase price of $31.5 million included the issuance of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million, and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. After the term of the escrow has elapsed, escrow amounts will be accounted for as additional goodwill and amounts remaining in the escrow account will be distributed to former SkillsVillage shareholders.

        The Company allocated the excess purchase price over the fair value of the net tangible assets acquired to the following intangible assets: $21.7 million to goodwill, $4.8 million to completed products and technology, $1.9 million to in-process research and development, and $0.8 million to assembled workforce. As of the acquisition date, the technological feasibility of the in-process technology had not been established and had no alternative future use; and the Company expensed the $1.9 million in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized based on their estimated useful lives of four years.

        In performing this allocation, the Company considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of SkillsVillage's products. The projected incremental cash flows were discounted back to their present value using discount rates of 18% and 23% for developed and in-process technology. This discount rates were determined after consideration of the Company's rate of return on debt capital and equity, the weighted average return on invested capital, and risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

        The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.(1)


                         LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2001, the Company had $1,050.2 million in working capital, including $331.4 million in cash and cash equivalents and $931.4 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. The Company believes that the combination of cash and cash equivalents and short-term investment balances, potential cash flow from operations and issuance of stock under the employee purchase plan and stock option exercises will be sufficient to satisfy its operating cash requirements and expected purchases of property and equipment at least through the next twelve months.(1)

        The following table summarizes the Company's cash flows from operating, investing and financing activities.

SIX MONTHS ENDED JUNE 30,                                            2001                2000
                                                                   -------             -------
(In millions)
Net cash (used in) provided by:
   Operating activities ...............................            $ 209.1             $  (9.3)
   Investing activities ...............................             (680.5)               47.7
   Financing activities ...............................              161.1                55.9
   Effect of exchange rate changes on cash and cash
      equivalents .....................................               (4.9)               (1.7)
(Decrease) increase in cash and cash equivalents ......            $(315.2)            $  92.6

        Net cash provided by operating activities was $209.1 million during the six months ended June 30, 2001 compared to net cash used in operating activities of $9.3 million during the six months ended June 30, 2000. This increase is due primarily to the increase in net income, the increase in the provision for doubtful accounts, the decrease in the provision for deferred income taxes, the decrease in accounts receivable, the increase in accounts payable and accrued liabilities, the increase in the tax benefits from exercise of stock options and the net change in other current and noncurrent assets and liabilities partially offset by the decrease in cash from factoring receivables.


----------
(1) Forward-Looking Statement

        Net cash used in investing activities was $680.5 million during the six months ended June 30, 2001 compared to net cash provided by investing activities of $47.7 million during the six months ended June 30, 2000. The Company's principal use of cash for investing activities during the six months ended June 30, 2001 was primarily for the purchase of investments of $621.5 million. The Company's principal source of cash from investing activities during the six months ended June 30, 2000 was from proceeds from maturities and sales of investments of $78.8 million, which was partially offset by purchases of property and equipment of $29.2 million.

        Net cash provided by financing activities was $161.1 million during the six months ended June 30, 2001 compared to $55.9 million during the six months ended June 30, 2000. The principal source of cash from financing activities during the six months ended June 30, 2001 and 2000 was from proceeds due to the exercise of common stock options by employees and the issuance of stock under the employee stock purchase plan of $171.6 million and $55.9 million.

                       ITEM 3 - FINANCIAL RISK MANAGEMENT

        Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in "Accumulated other comprehensive loss." The cumulative effect of the accounting change to adopt SFAS 133, as amended, as of January 1, 2001 resulted in the Company recognizing a $2.6 million unrealized loss (net of tax) in "Accumulated other comprehensive loss."

        The Company used derivative instruments to manage exposures to foreign currency and interest rate risks.

FOREIGN EXCHANGE RISK

        During the six months ended June 30, 2001 and 2000, the Company's revenue originating outside the United States was 27% and 24% of total revenues. Revenues generated in the Europe/Middle-East/Africa region were 13% and 12% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues for the same periods. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

        The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, local regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results can be adversely impacted by changes in these or other factors.

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

        At June 30, 2001, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

                                                                                                 NOTIONAL WEIGHTED
               FUNCTIONAL CURRENCY                         NOTIONAL AMOUNT                     AVERAGE EXCHANGE RATE
               -------------------                         ---------------                     ---------------------
               Euro                                          $21.7 million                              0.862
               Canadian dollars                                7.5 million                              0.661
               Australian dollars                              4.5 million                              0.518
               Swiss francs                                    3.8 million                              0.566
               British pounds                                  3.5 million                              1.419
               Hong Kong dollars                               1.7 million                              0.128
               New Zealand dollars                             1.4 million                              0.418
               Japanese yen                                    1.4 million                              0.008
               South African rand                              1.3 million                              0.125
               Singapore dollars                               1.2 million                              0.549
                                                             -------------
                                                             $48.0 million

        At June 30, 2001, each of these contracts had maturity dates of July 31, 2001 and had a book value that approximated fair value. Neither the cost nor the fair value of these contracts was material at June 30, 2001. During the three months ended June 30, 2001 and 2000 the Company recorded a net loss of $0.1 million and a net gain of $1.3 million from these settled contracts and underlying foreign currency exposures. During the six months ended June 30, 2001 and 2000 the Company recorded a net loss of $0.8 million and a net gain of $2.4 million from these settled contracts and the underlying foreign currency exposures.

        In addition to hedging existing transactional exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have been undertaken through June 30, 2001.

INTEREST RATE RISK

Investments in Debt Securities

        The Company invests its cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-advantaged money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term time deposits of local operating banks.

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

        Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.(1)

        The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At June 30, 2001, the average maturity of the Company's investment securities was approximately three months. All investment securities had maturities of less than eighteen months. The following table presents certain information about the investments held by the Company at June 30, 2001


----------
(1) Forward-Looking Statement
that are sensitive to changes in interest rates. These investments are not leveraged and are held for purposes other than trading. The Company believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Because of the Company's effective tax rate, it is advantageous for the Company to invest largely in tax-advantaged securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At June 30, 2001, the Company invested heavily in tax-exempt investments which reduced the weighted average interest rate.

AS OF JUNE 30, 2001
(In millions)

                                                      EXPECTED MATURITY
                                               -------------------------------
                                                ONE YEAR             MORE THAN             PRINCIPAL              FAIR
                                                OR LESS              ONE YEAR               AMOUNT                VALUE
                                               ---------             ---------             ---------            ---------
Available-for-sale securities .....            $ 1,020.3             $   138.9             $ 1,159.2            $ 1,160.2
Weighted average interest rate ....                 3.28%                 3.89%

Interest Rate Swap Transactions

        In June 2000, the Company entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the 3 month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. These swaps are considered to be hedges against changes in amount of future cash flows. The $4.3 million unrealized loss as of June 30, 2001 resulted in a $4.3 million increase in "Accumulated other comprehensive loss" from December 31, 2000. Derivative losses included in "Accumulated other comprehensive loss" of $2.8 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

EQUITY SECURITIES RISK

Convertible Subordinated Long-Term Notes

        In August 1997, the Company issued an aggregate of $69 million in convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a conversion price equal to $50.82 per share. The Company has repurchased $12.0 million of convertible subordinated notes as of June 30, 2001. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $63.4 million and $66.5 million as of June 30, 2001 and December 31, 2000.

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

        The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we may believe may adversely affect the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report to Stockholders on Form 10-K (as amended by Form 10-K/A).


THE CURRENT DOWNTURNS IN GENERAL GLOBAL ECONOMIC AND MARKET CONDITIONS COULD CAUSE DECREASES IN DEMAND FOR OUR SOFTWARE AND RELATED SERVICES WHICH COULD NEGATIVELY AFFECT OUR REVENUE AND OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK.

        Our revenue and profitability depends on the overall demand for our software and related services. A downturn in the global economy and financial markets could result in a delay or canceling of customer purchases. Some of our competitors have recently announced that the current economic conditions have negatively impacted their financial results. If demand for our software and related services decrease, our revenues may decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.



OUR QUARTERLY OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SUBSTANTIALLY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OUR STOCK'S MARKET PRICE.

        Our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect our business and the market price of our stock. License revenues in any quarter depend substantially upon the amount of contracts signed and our ability to recognize revenues under our revenue recognition policy. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

                - a significant portion of our license agreements are typically completed within the last few weeks of the quarter;

                - our sales cycle is relatively long and varies as a result of our expanding our product line and broadening our software product applications to cover a customer's overall business;

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

                - changes in our competitors and our own pricing policies and discount plans may affect customer purchasing patterns; and

                - the number, timing and significance of our competitors' and our own software product enhancements and new software product announcements may affect purchase decisions.

In addition, our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our net income is likely to be disproportionately adversely affected.


WE MAY BE REQUIRED TO DEFER RECOGNITION OF LICENSE REVENUE FOR A SIGNIFICANT PERIOD OF TIME AFTER ENTERING INTO A LICENSE AGREEMENT, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS.

        We may have to delay recognizing license revenue for a significant period of time after entering into a license agreement for a variety of types of transactions, including:

                - transactions that include both currently deliverable software products and software products that are under development or contain other undeliverable elements;

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

        Because of the factors listed above and other specific requirements under GAAP for software revenue recognition, we must have very precise terms in our license agreements to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.


ANY REDUCTION IN OUR CONTRACTING ACTIVITY IS LIKELY TO RESULT IN REDUCED SERVICES REVENUES IN FUTURE PERIODS.

        Variances or slowdowns in prior quarter contracting activity may impact our consulting, training and maintenance service revenues since these revenues typically follow license fee revenues. Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements.


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

        Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, we subcontract certain consulting services to third parties which generally carry lower gross margins than our service business overall. As a result, if service revenues increase as a percentage of total revenue and the services provided by third-party consultants increases, our gross margins will be lower.


IF ACCOUNTING INTERPRETATIONS RELATING TO REVENUE RECOGNITION CHANGE, OUR REPORTED REVENUES COULD DECLINE OR WE COULD BE FORCED TO MAKE CHANGES IN OUR BUSINESS PRACTICES.

        Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. We believe that we are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

        The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenues. As a result, we may need to change our business practices significantly in order to continue to recognize a substantial portion of our license revenues. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect our business.


OUR MARGINS MAY BE REDUCED IF WE NEED TO LOWER PRICES OR OFFER OTHER FAVORABLE TERMS ON OUR PRODUCTS AND SERVICES TO MEET COMPETITIVE PRESSURES IN OUR INDUSTRY.

        We compete with a variety of software vendors, including internet application vendors in the enterprise application software market segment, vendors in the manufacturing software application market segment, vendors in the CRM application market segment, providers of human resource management system software products, providers of financial management systems software products, and numerous small firms that offer products with new or advanced features. Some of our competitors may have advantages over us due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources. At least one competitor has a larger installed base than us. In addition, Oracle Corporation is a competitor whose relational database management system underlies a significant portion of our installed applications.

        If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins.


IF OUR INTERNATIONAL BUSINESS GROWS, WE WILL BECOME INCREASINGLY SUBJECT TO CURRENCY RISKS AND OTHER COSTS AND CONTINGENCIES THAT COULD ADVERSELY AFFECT OUR RESULTS.

        We continue to invest in an effort to enhance our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in United States locations. The following factors, among others, present risks that could have an adverse impact on our business and earnings:

        - conducting business in currencies other than United States dollars subjects us to currency controls and fluctuations in currency exchange rates;

        - we may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

        - increased cost and development time required to adapt our products to local markets;

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


OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT QUALIFIED EMPLOYEES IN A HIGHLY COMPETITIVE LABOR MARKET.

        We believe that our future success will depend upon our ability to attract, train and retain highly skilled technical, managerial, sales and marketing personnel. If we do not attract, train, retain and effectively manage our employees, our costs may increase, development and sales efforts may be hurt and our customer service may be degraded. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the software industry. At times, we have had difficulty locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. Industry-wide use of non-compete agreements by our competitors further decreases the pool of available sales and technical personnel.



THE LOSS OF KEY EMPLOYEES COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS AND STOCK PRICE.

        We believe that there are certain key employees within the organization, primarily in the senior management team, who are necessary for us meet our short-term objectives. Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could adversely affect our continued growth. In addition, uncertainty created by turnover of key employees could cause fluctuations in our stock price and further turnover of our employees.



IF WE FAIL TO CONTINUALLY IMPROVE OUR SOFTWARE PRODUCTS AND INTRODUCE NEW PRODUCTS OR SERVICE OFFERINGS, OUR COMPETITIVE POSITION COULD ERODE AND OUR BUSINESS AND STOCK PRICE MAY SUFFER.

        The market for our software products is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The market for business application software has been and continues to be intensely competitive, which requires that we constantly improve our existing products and create new products. Our future success will depend in part upon our ability to:

        -       continue to enhance and expand our core applications;

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

        We may not be able to enhance existing products or develop and introduce new products in a timely manner. In addition, to the extent that we use third parties to do some or all of the product development work, we may be affected by their non-performance.

        Our software products can be licensed for use with a variety of popular industry standard relational database management systems. There may be future or existing relational database management system platforms that achieve popularity within the business application marketplace and on which we may desire to offer our applications. These future or existing relational database management system products may or may not be architecturally compatible with our software product design. We may not be able to develop software products on additional platforms with the specifications and within the time frame necessary for market success.

        In addition, the effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of:

        -       vendor hardware platforms;

        -       operating systems and updated versions;

        -       our application software products and updated versions; and

        - relational database management system platforms and updated versions.

        Developing consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules.


AS OUR SOFTWARE OFFERINGS INCREASE IN SCOPE AND COMPLEXITY, OUR NEED TO AVOID AND CORRECT UNDETECTED ERRORS MAY INCREASE OUR COSTS AND SLOW THE INTRODUCTION OF NEW PRODUCTS AND WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS WHICH COULD BE COSTLY TO RESOLVE AND RESULT IN NEGATIVE PUBLICITY.

        Despite internal and third parties' testing, our software programs, like all software programs generally, may contain a number of undetected errors. This may result in increased costs to correct such errors and reduced acceptance of our software products in the marketplace.

        Product software errors could subject us to product liability claims. Although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us was successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.



IF WE LOSE ACCESS TO CRITICAL THIRD-PARTY TECHNOLOGY, OUR COSTS COULD INCREASE AND THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD BE DELAYED, THUS HURTING OUR COMPETITIVE POSITION.

        We license numerous critical software products from third parties, some of whom are also competitors, and incorporate some of their products into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. In addition, if the cost of licensing any of these third-party software products significantly increases, our gross margin levels could significantly decrease.



IF WE FAIL TO MAKE OUR PRODUCTS COMPATIBLE WITH AND SUPPORT CURRENT OR FUTURE CLIENT INTERFACES DESIGNED BY THIRD PARTIES, OUR FINANCIAL RESULTS MAY SUFFER.

        With PeopleSoft 8, use of a web browser as the user interface replaces the traditional desktop access through networked Microsoft Windows-based personal computers. Web browser access via the internet or an intranet involves numerous risks inherent in using the internet, including security, availability and reliability. There is a risk that customers will not be willing or able to implement internet-based applications. We may wish to offer our applications on future or existing user interfaces that achieve popularity within the business application marketplace. These future or existing user interfaces may or may not be architecturally compatible with our current software product design. We may not be able to support new user interfaces and achieve market acceptance of new user interfaces that we do support and failure to do so may result in lower revenues.



WE ARE DEPENDENT ON RELATIONSHIPS WITH THIRD-PARTY SYSTEMS INTEGRATORS FOR THE MARKETING AND DEPLOYMENT OF OUR PRODUCTS, AND ANY DISRUPTION OF THESE RELATIONSHIPS COULD DAMAGE OUR BUSINESS.

        We build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing of our software products. Our current and potential customers often rely on third-party system integrators to develop, deploy and manage client/server applications. We believe that our relationships with these companies enhance our marketing and sales efforts. However, these companies, most of which have significantly greater financial and marketing resources than us, may start, or in some cases increase, the marketing of competitive business application software, or may otherwise discontinue their relationships with, or support of, us. Furthermore, if our partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, we may lose customers. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend our software application architecture if these products are more difficult to install and maintain than competitors' similar product offerings.

OUR RELATIONSHIP WITH MOMENTUM BUSINESS APPLICATIONS HAS REDUCED OUR CONTROL OVER IMPORTANT RESEARCH AND DEVELOPMENT PROJECTS AND CREATES OTHER RISKS.

        We face a number of risks as a result of our relationship with Momentum. These risks include:

        - in order to obtain funding for a development project, we must agree with Momentum on project selection, budgets, timetables and specifications for each project, and Momentum has oversight responsibilities for the actual product development;

        - we could face restrictions on the amount and timing of our utilization of, or could lose, the tax benefits associated with the research and development expenditures on the projects Momentum pursues; and

        - if we choose to acquire Momentum, we will likely be required to record significant accounting charges relating to acquisition of in-process research and development and amortization of goodwill, which would decrease earnings.

WE MAY BE REQUIRED TO UNDERTAKE A COSTLY REDESIGN OF OUR PRODUCTS IF THIRD-PARTY SOFTWARE DEVELOPMENT TOOLS BECOME AN INDUSTRY STANDARD.

        Our software products include a suite of proprietary software development tools, known as PeopleTools, which are fundamental to the effective use of our software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its software development tools as the accepted industry standard. We may not be able to respond appropriately or rapidly to the emergence of an industry standard or might be compelled to abandon or modify PeopleTools if a software product other than PeopleTools becomes the clearly established and widely accepted industry standard. In addition, we may be forced to redesign our software products to operate with such third party's software development tools, or face the potential sales obstacle of marketing a proprietary software product against other vendors' software products that incorporate a standardized software development toolset.

WE MAY BE UNABLE TO ACHIEVE THE BENEFITS WE ANTICIPATE FROM JOINT SOFTWARE DEVELOPMENT OR MARKETING ARRANGEMENTS WITH OUR BUSINESS PARTNERS.

        We enter into various development or joint business arrangements to develop new software products or extensions to our existing software products. We may distribute ourselves or jointly sell with our business partners an integrated software product and pay a royalty to the business partner based on end-user license fees under these joint business arrangements. While we intend to develop business applications that are integrated with our software products, these software products may in fact not be integrated or brought to market or the market may reject the integrated enterprise solution. As a result, we may not achieve the revenues that we anticipated at the time we entered into the joint business arrangement.

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY OFFER ONLY LIMITED PROTECTION. OUR PRODUCTS MAY INFRINGE ON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN MATERIAL COSTS.

        We consider certain aspects of the way we conduct our internal operations, and our software and documentation to be proprietary, and rely on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect this information. Pending patent applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, there can be no assurances that these agreements will not be breached, that we have adequate remedies for any breach or that our trade secrets will not otherwise become known.

        Through an escrow arrangement, we have granted many of our customers a contingent future right to use our source code solely for internal maintenance services. If our source code is accessed through the escrow, the likelihood of misappropriation or other misuse of our intellectual property may increase. Finally, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

        Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Third parties may assert infringement claims against us. These assertions could result in the need to enter into royalty arrangements, and could result in costly and time-consuming litigation, including damage awards.


ACQUISITIONS PRESENT MANY RISKS, AND WE MAY BE UNABLE TO ACHIEVE THE FINANCIAL AND STRATEGIC GOALS INTENDED AT THE TIME OF ANY ACQUISITION.

        We may from time to time acquire or invest in complementary companies, products or technologies, and enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

        - we may have difficulty assimilating the operations and personnel of the acquired company;

        - we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

        - our ongoing business may be disrupted by transition and integration issues;

        - we may not be able to retain key technical and managerial personnel from the acquired entity;

        - we may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

        - we may have difficulty in maintaining controls, procedures and policies during the transition and integration;

        - our relationships with partner companies or third-party providers of technology or products could be adversely affected;

        - potential impairment of relationships with employees and customers;

        - our due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development among other things; and

        - we may be required to take significant product exit charges if products acquired in business combinations are unsuccessful.

THE INTRODUCTION OF THE EURO CREATES UNCERTAINTY THAT COULD ADVERSELY AFFECT OUR SALES.

        PeopleSoft 8 contains European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro will not be the sole legally required currency in any of the member nations until 2002, it is possible that all issues related to conversion to EMU have not surfaced yet, and may not have been adequately addressed. In addition, our products may be used with third-party products that may or may not be EMU compliant. Although we continue to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU may adversely affect our sales or require us to incur unanticipated expenses to remedy any problems.

POWER OUTAGES IN CALIFORNIA MAY ADVERSELY AFFECT US.

        We have significant operations in the state of California and are dependent on a continuous power supply. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with customers or other third parties on whom we rely, such as system integrators. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on operating results.

OUR STOCK PRICE HAS BEEN AND IS EXPECTED TO REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

        The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

        - revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

        - announcements of technological innovations by us or our competitors;

        - acquisitions of new products or significant customers by us or our competitors;

        - developments with respect to our patents, copyrights or other proprietary rights of or our competitors;

        - changes in recommendations or financial estimates by securities analysts;

        -       rumors or dissemination of false and/or unofficial information;

        -       changes in management;

        -       conditions and trends in the software industry;

        - announcement of acquisitions or other significant transactions by us or our competitors;

        - adoption of new accounting standards affecting the software industry; and

        -       general market conditions.

        Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                On February 16, 2001, the Company agreed to a tentative settlement of a litigation (Suttovia v. Duffield, et al.), which will result in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company executed a final Stipulation of Settlement on April 20, 2001, and a motion for preliminary approval of the proposed action settlement was submitted to the Court on May 4, 2001. A hearing on final approval was held on August 9, 2001, and a ruling by the Court is expected in the course. The Proposed Settlement received no significant objections from class members. An insurance receivable and a settlement accrual of $15.0 million has been included in "Other current assets" and "Accrued liabilities," respectively, in the accompanying condensed consolidated balance sheets.

                On February 16, 2001, the defendants in a shareholder derivative suit (Marble v. Duffield, et al.) agreed to a settlement, pursuant to which certain limited corporate therapeutics will be offered, and in exchange for which all claims will be dismissed with prejudice. The attorneys' fees for plaintiffs' counsel will be paid out of the $15.0 million settlement fund established for settlement of the related class action litigation. On July 26, 2001, the Superior Court entered a judgement approving the settlement of the derivative suit, and dismissing the litigation with prejudice.

                On June 19, 2000, plaintiffs in the Vantive securities class action lawsuits filed an appeal from the district court's ruling in the Ninth Circuit Court of Appeal. A hearing was held on July 11, 2001, before the Ninth Circuit Court of Appeal, and a ruling is expected to be handed down in due course. The Company believes the complaints are without merit and intends to continue to vigorously defend the action.

                On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarborough v. Peoplesoft, Inc., Case No. 775405-2) by a former employee of the Company whose employment was terminated in November 1995. The complaint alleges causes of action for wrongful discharge, retaliation, age discrimination and harassment. Plaintiff is seeking damages for lost wages, lost stock options, emotional distress, and punitive damages. The Company has filed a cross complaint based upon plaintiff's violation of Penal Code section 632 and her taking the proprietary information from the Company. The trial on plaintiff's action was trifurcated on the issues of liability, damages and the Company's cross complaint. On July 3, 2001, the jury returned a finding in favor of the plaintiff on liability as to one count, and the trial is proceeding on the issue of damages. The cross complaint filed by the Company has not yet been heard. The Company will continue vigorously to defend the action, which may include an appeal.

Item 2. Changes in Securities and Use of Proceeds

        (c)     Unregistered sales of equity securities.

                In June 2001, the Company issued 398,029 shares of common stock in connection with the purchase of SkillsVillage, Inc. pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. This transaction was made without general solicitation or advertising. The Company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the Company's common stock solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company held its annual meeting of stockholders on May 21, 2001.

        (b)     Pursuant to the election of the three directors listed under
                Item 4(c)(i), Mr. David A. Duffield, Mr. Aneel Bhusri, and Mr. Steven Goldby were each elected as Class I directors for a term of two years. Mr. Craig A. Conway, Mr. Cyril J. Yansouni, and Mr. A. George "Skip" Battle were elected at the prior year's annual meeting for a term of two years and still continue as directors.

        (c)     The Company's stockholders voted the following matters:

                (i) Election of three directors. All directors proposed by management were elected.

                                               NUMBER OF VOTES          AUTHORITY
                        NAME OF NOMINEE              FOR                 WITHHELD
                        ---------------        ---------------          ----------
                        David A. Duffield        251,554,247            4,607,189
                        Aneel Bhusri             253,435,853            2,725,583
                        Steven Goldby            254,480,422            1,681,014

                (ii) Approval of the Company's 2001 Stock Plan covering 6,000,000 shares of common stock.

                        For          173,264,018
                        Against       81,802,207
                        Abstain        1,095,211

                (iii) Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 2001.

                        For          255,185,197
                        Against          176,634
                        Abstain          799,604
                        No Vote                1


Item 5. Other Information

        The term of Director for George J. Still, Jr. expired effective May 21, 2001. At the regular Board of Directors meeting following the Annual Meeting of Shareholders held on May 21, 2001, the Board of Directors elected Frank Fanzilli as a Class II Director of the Company to serve until the next annual meeting of the stockholders of the Company or until his successor has been elected.

Item 6. Exhibits and Reports on Form 8 - K

        (a)     Exhibits

                3.9 Certificate of Secretary of PeopleSoft, Inc. dated August 13, 2001
                3.10 Certificate of Secretary of PeopleSoft, Inc. dated August 13, 2001

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: August 14, 2001


                                       PEOPLESOFT, INC.


                                       By:  /s/ Kevin T. Parker
                                            ------------------------------------
                                            Kevin T. Parker
                                            Sr. Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 Exhibits index

3.9     Certificate of Secretary of PeopleSoft, Inc. dated August 13, 2001

3.10    Certificate of Secretary of PeopleSoft, Inc. dated August 13, 2001