Form 10-Q
period 2001-09-30
PEOPLESOFT INC
filed 2001-11-09
CIK 875570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

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

                               Yes [X]     No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                  OUTSTANDING AT NOVEMBER 7, 2001
              -----                  -------------------------------
  Common Stock, par value $0.01..              302,874,931

================================================================================

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
           PART I FINANCIAL INFORMATION

ITEM 1 --  Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 2001 and December 31, 2000....................      2

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 2001 and
           September 30, 2000..........................................      3

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and
           September 30, 2000..........................................      4

           Notes to Condensed Consolidated Financial Statement.........      5

ITEM 2 --  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     12

ITEM 3 --  Financial Risk Management...................................     19

           PART II     OTHER INFORMATION

ITEM 1 --  Legal Proceedings...........................................     30

ITEM 2 --  Changes in Securities and Use of Proceeds...................     30

ITEM 3 --  Defaults upon Senior Securities.............................     30

ITEM 4 --  Submission of Matters to a Vote of Security Holders.........     30

ITEM 5 --  Other Information...........................................     30

ITEM 6 --  Exhibits and Reports on Form 8 - K..........................     31

           SIGNATURES..................................................     32

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS

                                PEOPLESOFT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


-------------------------------------------------------------------------------------------------
                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                        2001             2000
                                                                    (UNAUDITED)
-------------------------------------------------------------------------------------------------
                        ASSETS
Current assets:
     Cash and cash equivalents ...............................      $   389,979       $   646,605
     Short-term investments ..................................        1,031,443           354,074
     Accounts receivable, net ................................          354,110           449,036
     Income taxes receivable .................................            6,888            31,652
     Deferred tax assets .....................................           95,505            59,214
     Other current assets ....................................           84,650            75,350
                                                                    -----------------------------
         Total current assets ................................        1,962,575         1,615,931
Property and equipment, at cost ..............................          503,790           443,629
         Less accumulated depreciation and amortization ......         (287,921)         (234,443)
                                                                    -----------------------------
                                                                        215,869           209,186
Investments ..................................................           93,856            95,650
Non-current deferred tax assets ..............................           20,910            19,121
Capitalized software, less accumulated amortization ..........           18,131             7,369
Other assets .................................................           51,341            37,893
                                                                    -----------------------------
         Total assets ........................................      $ 2,362,682       $ 1,985,150

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................      $    35,209       $    35,163
     Accrued liabilities .....................................          161,335           141,743
     Accrued compensation and related expenses ...............          154,255           158,623
     Income taxes payable ....................................            3,468             5,059
     Current portion of convertible debt .....................           57,000                --
     Deferred revenues .......................................          407,577           429,554
                                                                    -----------------------------
         Total current liabilities ...........................          818,844           770,142
Long-term deferred revenues ..................................           93,964           100,858
Long-term portion of convertible debt ........................               --            68,000
Other liabilities ............................................           20,342            21,795
Commitments and contingencies (see notes)
Stockholders' equity:
     Common stock ............................................            3,033             2,880
     Additional paid-in capital ..............................        1,116,051           813,551
     Treasury stock ..........................................          (35,040)          (15,000)
     Retained earnings .......................................          359,444           225,660
     Accumulated other comprehensive loss ....................          (13,956)           (2,736)
                                                                    -----------------------------
         Total stockholders' equity ..........................        1,429,532         1,024,355
                                                                    -----------------------------
         Total liabilities and stockholders' equity ..........      $ 2,362,682       $ 1,985,150
=================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                           2001            2000             2001            2000
-------------------------------------------------------------------------------------------------------------------
REVENUES:
     License fees ................................      $  151,763      $  131,520       $  471,346      $  331,588
     Services ....................................         333,463         274,619          989,748         817,634
     Development and other services ..............          24,127          36,981           83,999          89,471
                                                        -----------------------------------------------------------
          Total revenues .........................         509,353         443,120        1,545,093       1,238,693
COSTS AND EXPENSES:
     Cost of license fees ........................          12,022           8,485           46,523          26,746
     Cost of services ............................         169,108         152,825          526,864         445,547
     Cost of development and other services.......          21,842          33,566           76,202          81,307
     Sales and marketing expense .................         126,009         116,617          383,629         315,206
     Product development expense .................          70,939          76,714          223,812         240,850
     General and administrative expense ..........          40,940          29,143          116,484          78,579
     Product exit charges ........................              --          35,923               --          35,923
     Restructuring, merger and other charges .....             750              --               12              --
                                                        -----------------------------------------------------------
          Total costs and expenses ...............         441,610         453,273        1,373,526       1,224,158
                                                        -----------------------------------------------------------
Operating income (loss) ..........................          67,743         (10,153)         171,567          14,535
Other income, net ................................           7,751         130,094           29,810         155,958
                                                        -----------------------------------------------------------
Income before provision for income taxes .........          75,494         119,941          201,377         170,493
Provision for income taxes .......................          25,149          51,209           67,593          69,028
                                                        -----------------------------------------------------------
Net income .......................................      $   50,345      $   68,732       $  133,784      $  101,465
===================================================================================================================
Basic income per share ...........................      $     0.17      $     0.24       $     0.45      $     0.37
Shares used in basic per share computation .......         302,153         281,438          296,036         277,690
===================================================================================================================
Diluted income per share .........................      $     0.16      $     0.23       $     0.42      $     0.35
Shares used in diluted per share computation .....         322,323         304,895          322,199         291,723
===================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                              2001              2000
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income .................................................................      $   133,784       $   101,465
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization ..........................................           73,783            59,806
    Provision for doubtful accounts ........................................           15,863               271
    Benefit for deferred income taxes ......................................          (22,621)          (43,220)
    Gains on sales of investments and disposition of property and
      equipment, net .......................................................           (3,116)         (131,962)
    Non-cash stock compensation ............................................            2,131                --
    Product exit charges ...................................................               --            35,923
    Restructuring, merger and other non-cash items .........................               12            (1,334)
    Changes in operating assets and liabilities:
     Accounts receivable ...................................................           75,910           (81,921)
     Cash received from sales of accounts receivable .......................               --            47,735
     Accounts payable and accrued liabilities ..............................            7,399            (1,433)
     Accrued compensation and related expenses .............................           (2,547)            3,915
     Income taxes receivable, net ..........................................           23,582            49,225
     Tax benefits from exercise of stock options ...........................           68,394            27,453
     Deferred revenues .....................................................          (27,223)            3,456
     Other current and noncurrent assets and liabilities ...................          (13,721)          (39,511)
---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities ..............................          331,630            29,868
INVESTING ACTIVITIES:
Purchase of available-for-sale investments .................................       (5,776,371)         (951,475)
Proceeds from maturities and sales of available-for-sale investments .......        5,100,079           792,809
Proceeds from maturities of held-to-maturity investments ...................               --            46,610
Purchase of property and equipment .........................................          (69,907)          (60,199)
Disposition of property and equipment ......................................               --               378
Proceeds from sale of acquired software ....................................               --             5,878
Additions to capitalized software ..........................................               --            (2,124)
Acquisitions, net of cash acquired .........................................          (26,388)           (7,941)
---------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities ..................................         (772,587)         (176,064)
FINANCING ACTIVITIES:
Net proceeds from sale of common stock and exercise of stock options .......          215,359           122,046
Purchase of treasury stock .................................................          (20,040)               --
Repurchase of long-term debt ...............................................          (10,542)               --
---------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities ..............................          184,777           122,046
Effect of foreign exchange rate changes on cash and cash equivalents .......             (446)           (2,988)
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents ..................................         (256,626)          (27,138)
Cash and cash equivalents at beginning of period ...........................          646,605           414,019
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .................................      $   389,979       $   386,881
===============================================================================================================
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest ....................................................      $     3,187       $     2,789
 Cash paid for income taxes, net of refunds ................................      $       460       $    27,323
===============================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                                PEOPLESOFT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

   The information for the three and nine months ended September 30, 2001 and September 30, 2000, is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) that the Company's management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management's best effort to establish good faith estimates and assumptions, and to manage the achievement of the same, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

   The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000 (as amended by Form 10-K/A). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

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

---------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
(In thousands, except per share amounts)                             2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------------------
NUMERATOR:
      Net income ............................................      $ 50,345      $ 68,732      $133,784      $101,465
DENOMINATOR:
     Denominator for basic income per share -
          Weighted average shares outstanding ...............       302,153       281,438       296,036       277,690
     Employee stock options and other .......................        20,170        23,457        26,163        14,033
                                                                   --------------------------------------------------
     Denominator for diluted income per share -
          Adjusted weighted average shares outstanding
          assuming exercise of common equivalent shares .....       322,323       304,895       322,199       291,723
=====================================================================================================================
Basic income per share ......................................      $   0.17      $   0.24      $   0.45      $   0.37
=====================================================================================================================
Diluted income per share ....................................      $   0.16      $   0.23      $   0.42      $   0.35
=====================================================================================================================

   Approximately 12.0 million shares of weighted average common stock equivalents at prices ranging from $35.20 to $49.23 and 12.0 million shares of weighted average common stock equivalents at prices ranging from $35.85 to $49.23 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001 because the options' exercise prices were greater than the average market price of the common shares during the period.

3.  FINANCIAL INSTRUMENTS

   Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instruments. The Company does not hold any derivative financial instruments for trading or speculative purposes. Derivative transactions are restricted to those intended for hedging purposes.

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

   During the three months ended September 30, 2001 and 2000 the Company recorded net losses of $1.9 million and $0.4 million from these settled contracts and underlying foreign currency exposures. During the nine months ended September 30, 2001 and September 30, 2000 the Company recorded a net loss of $2.7 million and a net gain of $2.0 million from these settled contracts and underlying foreign currency exposures. At September 30, 2001, the Company had outstanding forward exchange contracts to exchange U.S. dollars for Euros ($8.6 million), Swiss francs ($3.2 million), South African rand ($3.1 million), British pounds ($2.0 million), Japanese yen ($1.2 million), Swedish krona ($1.1 million), New Zealand dollars ($0.9 million), and Canadian dollars ($0.6 million). At September 30, 2001, the Company had outstanding forward exchange contracts to exchange Australian dollars ($9.0 million), Singapore dollars ($3.7 million), Hong Kong dollars ($2.2 million), and Chilean pesos ($0.6 million) for U.S. dollars. Each of these contracts had maturity dates of October 31, 2001 and a book value that approximated fair value at September 30, 2001. Both the cost and the fair value of these forward exchange contracts were not material at September 30, 2001.

Interest Rate Swap Transactions

   The Company has entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of variable for fixed interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable interest rate based on the 3 month LIBOR set on the last day of the previous quarter and pays a weighted average fixed interest rate of 6.80%. These swaps are considered to be hedges against changes in the amount of future cash flows. The Company recorded in "Accumulated other comprehensive loss" a $6.7 million unrealized loss as of September 30, 2001 in connection with these interest rates swaps. Derivative losses included in "Accumulated other comprehensive loss" of $7.3 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Concentrations of Credit Risk

   The Company believes it does not have a concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4.  COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss), net of tax, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
(In thousands)                                               2001            2000            2001            2000
--------------------------------------------------------------------------------------------------------------------
Net income ..........................................      $  50,345       $  68,732       $ 133,784       $ 101,465
Other comprehensive income (loss):
    Net change in unrealized gain/loss on
        available-for-sale investments ..............           (416)        (57,790)         (1,098)       (142,824)
    Foreign currency translation ....................          5,394          (1,296)         (3,384)         (2,985)
    Interest rate swap transactions:
        Cumulative effect of accounting change ......             --              --          (2,648)             --
        Net unrealized loss on cash flow hedges .....         (3,306)             --          (5,542)             --
        Reclassification adjustment for earnings
          recognized during the period ..............            840              --           1,452              --
====================================================================================================================
 Comprehensive income (loss)  .......................      $  52,857       $   9,646       $ 122,564       $ (44,344)
====================================================================================================================

5.    RESTRUCTURING AND EXIT RESERVES

   The following table sets forth the Company's restructuring reserves as of September 30, 2001, which are included in "Accrued liabilities."

       ---------------------------------------------------------------------------------------------
       (In thousands)                                          LEASES          OTHER         TOTAL
       ---------------------------------------------------------------------------------------------
       Balance December 31, 2000 .......................      $  4,520       $  5,884       $ 10,404
          Cash payments ................................        (1,010)            --         (1,010)
          Adjustments to reflect current estimates .....            --         (5,064)        (5,064)
       ---------------------------------------------------------------------------------------------
       Balance September 30, 2001 ......................      $  3,510       $    820       $  4,330
       =============================================================================================

6.    COMMITMENTS AND CONTINGENCIES

   Beginning on January 29, 1999, a series of class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors, alleging violations of
Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia v. Duffield, et al., C 99-0472.

   The Consolidated Complaint, which purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999, alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999.

   On February 16, 2001, PeopleSoft agreed to a tentative settlement of the litigation resulting in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company executed a final Stipulation of Settlement on April 20, 2001, and on August 24, 2001, the District Court entered a judgment approving the settlement and dismissing the litigation with prejudice. An insurance receivable and a settlement accrual of $15.0 million has been included in "Other current assets" and "Accrued liabilities," respectively, in the accompanying condensed consolidated balance sheets.

   Beginning on July 6, 1999, a series of securities class action lawsuits was filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs filed a First Consolidated Amended Complaint on November 15, 1999. The First Consolidated Amended Complaint added to the previous complaints, among other things, allegations of accounting improprieties. The Company filed a motion to strike and a motion to dismiss the First Consolidated Amended Complaint with prejudice. The motion was granted on March 21, 2000. On June 19, 2000, plaintiffs filed an appeal from the district court's ruling in the Ninth Circuit Court of Appeal. A hearing was held on July 11, 2001, before the Ninth Circuit Court of Appeal, and a ruling is expected in due course. The Company believes the complaints are without merit and intends to continue to vigorously defend the action. However, there can be no assurance that if there is an unfavorable resolution of the appeal, there would not be a potential material adverse impact on the Company's future financial position, results of operations or cash flows.

   On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarborough v. Peoplesoft, Inc., Case No. 775405-2) by a former employee of the Company whose employment was terminated in November 1995. The complaint alleged causes of action for wrongful discharge, retaliation, age discrimination and harassment. The Company has filed a cross complaint based upon plaintiff's violation of Penal Code section 632 and the wrongful taking of proprietary information from the Company. The cross complaint filed by the Company has not yet been heard. The trial on the action has been trifurcated on the issues of liability, damages and the Company's cross complaint. On September 18, 2001, following a jury trial on liability and damages, the Court entered judgment on a verdict in favor of the plaintiff in the amount of $5.4 million. The Company is considering an appeal and intends to vigorously prosecute the trial on the cross-complaint.

   The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse impact on the overall financial position, results of the operations or cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

7.    COMMON STOCK REPURCHASE PROGRAM

   In August 2000, the Board of Directors authorized the repurchase of shares of the Company's common stock, at management's discretion, of up to $100.0 million. Shares repurchased under the stock repurchase program are used to offset the dilutive effect of the Company's stock option and stock purchase plans. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. As of September 30, 2001, a total of 1,189,000 shares were repurchased for a total of $35.0 million.


8.    SEGMENT INFORMATION

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

   The following table presents a summary of operating information and certain quarter-end balance sheet information by operating segment for the three and nine months ended September 30, 2001 and September 30, 2000:

-----------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30,                      SEPTEMBER 30,
(In thousands)                            2001             2000              2001             2000
-----------------------------------------------------------------------------------------------------
REVENUES FROM UNAFFILIATED
CUSTOMERS:
  North America ................      $   392,677      $   344,511       $ 1,192,006      $   973,272
  International ................          116,676           98,609           353,087          265,421
-----------------------------------------------------------------------------------------------------
  Consolidated .................      $   509,353      $   443,120       $ 1,545,093      $ 1,238,693
=====================================================================================================
OPERATING INCOME (LOSS):
  North America ................      $    50,394      $   (33,783)      $   111,029      $   (44,893)
  International ................           17,349           23,630            60,538           59,428
-----------------------------------------------------------------------------------------------------
  Consolidated .................      $    67,743      $   (10,153)      $   171,567      $    14,535
=====================================================================================================
IDENTIFIABLE ASSETS:
  North America ................                                         $ 2,074,929      $ 1,613,573
  International ................                                             287,753          228,778
-----------------------------------------------------------------------------------------------------
  Consolidated .................                                         $ 2,362,682      $ 1,842,351
=====================================================================================================

   Revenues from the Europe/Middle-East/Africa region represented 13% and 12% of total revenues for the three months ended September 30, 2001 and September 30, 2000. Revenues from the Europe/Middle-East/Africa region represented 13% and 12% of total revenues for the nine months ended September 30, 2001 and September 30, 2000. No other international region had revenues equal to or greater than 10% of total revenues for the three or nine months ended September 30, 2001 or September 30, 2000. Revenues originated in each individual foreign country were less than 5% of total revenues for the three months ended September 30, 2001 and September 30, 2000.

9.    BUSINESS COMBINATION

   On May 31, 2001, the Company acquired the assets and assumed liabilities of SkillsVillage, Inc., through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the process of procuring and managing contract services. The aggregate purchase price of $31.5 million included the issuance of 398,029 shares of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million, and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. After the term of the escrow has elapsed, escrow amounts will be accounted for as additional purchase price and amounts remaining in the escrow account will be distributed to former SkillsVillage shareholders.

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

10.  TRANSACTIONS WITH MOMENTUM BUSINESS APPLICATIONS, INC.

   On July 23, 2001, the Company and Momentum Business Applications, Inc. ("Momentum") entered into a Business Agreement Amendment, which amended the terms of the Development Agreement and the Marketing Agreement. The Business Agreement Amendment primarily decreased Pre-Release Royalty for any Momentum Product to one percent (1%) of Net License Fees from six percent (6%) of Net Revenues.

   In conjunction with the Business Agreement Amendment, Momentum amended its Restated Certificate of Incorporation to change the exercise price of the Company's Purchase Option. The amendment to the Restated Certificate of Incorporation relates specifically to the formulas to be utilized in the determination of the Company's Purchase Option Price. The first formula was modified to clarify the royalty base on which the multiple is calculated. The formula is essentially fifteen times the sum of all pre-release royalties or product payments paid by the Company to Momentum during the four quarters prior to an exercise of the Purchase Option. The fourth formula was changed from a flat amount of $75 million to: i) $90 million provided the option is exercised no later than February 15, 2002, ii) $92.5 million if exercised on or between February 16, 2002 and May 15, 2002, or iii) $95 million if exercised on or after May 16, 2002. The timing of the expiration of the Purchase Option remains unchanged.

   The effectiveness of the Business Agreement Amendment was contingent upon Momentum obtaining stockholder approval of the amendment to the Restated Certificate of Incorporation. This amendment was approved at Momentum's Annual Meeting of Stockholders on September 19, 2001.

11.   NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

   Beginning in the first quarter of 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $8.7 million. Amortization for the nine months ended September 30, 2001 was $6.0 million. Unamortized goodwill was $30.8 million as of September 30, 2001. The Company will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the effects SFAS 143 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS 144 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see "Factors That May Affect Future Results and Market Price of Stock." Forward-looking statements contained throughout this Report include, but are not limited to those identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained in this Item 2.


                              RESULTS OF OPERATIONS

   The following table sets forth, the percentage of dollar change period over period and the percentage of total revenues represented by certain line items in the Company's Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2001 and 2000.

-------------------------------------------------------------------------------------------------------------------------------
                                                 PERCENTAGE OF        PERCENTAGE OF       PERCENTAGE OF        PERCENTAGE OF
                                                 DOLLAR CHANGE       TOTAL REVENUES       DOLLAR CHANGE       TOTAL REVENUES
                                                 -------------     -------------------    -------------     -------------------
                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                   2001/2000        2001         2000       2001/2000        2001         2000
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  License fees ................................          15%           30%          30%           42%           31%          27%
  Services ....................................          21            65           62            21            64           66
  Development and other services ..............         (35)            5            8            (6)            5            7
-------------------------------------------------------------------------------------------------------------------------------
          Total revenues ......................          15           100          100            25           100          100
===============================================================================================================================
COSTS AND EXPENSES:
  Cost of license fees ........................          42             2            2            74             3            2
  Cost of services ............................          11            33           34            18            34           36
  Cost of development and other services ......         (35)            4            8            (6)            5            7
  Sales and marketing expense .................           8            25           26            22            25           26
  Product development expense .................          (8)           14           17            (7)           14           19
  General and administrative expense ..........          40             8            7            48             8            6
  Product exit charges ........................           *            --            8             *            --            3
  Restructuring, merger and other charges .....           *             *            *             *             *            *
-------------------------------------------------------------------------------------------------------------------------------
          Total costs and expenses ............          (3)           87          102            12            89           99
===============================================================================================================================
Operating income ..............................           *            13           (2)        1,080            11            1
-------------------------------------------------------------------------------------------------------------------------------
Other income, net .............................         (94)            2           29           (81)            2           13
-------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes ....................         (51)%           5%          12%           (2)%           4%           6%
===============================================================================================================================

   * Not meaningful


   Net income decreased $18.4 million or 27% to $50.3 million during the third quarter of 2001 as compared to $68.7 million during the third quarter of 2000. Diluted income per share decreased to $0.16 during the third quarter of 2001 compared to $0.23 during the third quarter of 2000. For the nine months ended September 30, 2001, net income increased $32.3 million or 32% to $133.8 million as compared to $101.5 million during the comparable period of 2000. For the nine months ended September 30, 2001, diluted income per share increased to $0.42 compared to $0.35 during the comparable period of 2000.

   The third quarter of 2001 included two non-recurring items; a favorable adjustment of $2.3 million (no tax impact) to existing restructuring reserves to reflect current estimates and a $1.9 million after-tax charge for in-process research and development related to an acquisition of assets which was otherwise insignificant to the Company. The third quarter of 2000 included two non-recurring items; an after-tax gain from the sale of equity securities of $73.9 million and after-tax product line exit costs of $28.6 million.

Excluding the non-recurring items, income increased $26.6 million or 113% to $50.0 million during the third quarter of 2001 as compared to $23.4 million during the third quarter of 2000. The nine months ended September 30, 2001 included a $4.9 million favorable adjustment to existing restructuring reserves to reflect current estimates (no tax impact), a $1.2 million after-tax charge for in-process research and development related to the acquisition of SkillsVillage in the second quarter of 2001 and a $1.9 million after-tax charge for in-process research and development related to the acquisition of assets which was otherwise insignificant to the Company. The nine months ended September 30, 2000 include after-tax gains from the sale of equity securities of $79.8 million and after-tax product exit costs of $28.6 million. Excluding the non-recurring items, income increased $81.7 million or 162% to $132.0 million for the nine months ended September 30, 2001 as compared to $50.3 million during the comparable period of 2000.

REVENUES

   The Company licenses software under non-cancelable license agreements and provides services including consulting, training, development and maintenance, consisting of product support services and periodic updates.

   Total revenues increased by 15% to $509.4 million in the third quarter of 2001 from $443.1 million in the third quarter of 2000. The increase in total revenues during the quarter is primarily attributable to the $20.2 million increase in revenue from license fees and the $58.8 million increase in revenue from services, partially offset by the $12.9 million decrease in the revenue from development and other services. For the year-to-date period, total revenues increased by 25% to $1,545.1 million during the nine months ended September 30, 2001 from $1,238.7 million during the nine months ended September 30, 2000. The year-to-date increase is attributable to an increase in revenue from license fees of $139.8 million and an increase in revenue from services of $172.1 million, partially offset by a $5.5 million decrease in revenue from development and other services.

   Revenue from license fees increased by 15% to $151.8 million in the third quarter of 2001 from $131.5 million in the third quarter of 2000. Revenue from license fees increased by 42% to $471.3 million during the nine months ended September 30, 2001 from $331.6 million during the nine months ended September 30, 2000. The increase in revenue from license fees during three and nine months ended September 30, 2001 was primarily the result of increased licensing activity following the general availability of PeopleSoft 8.

   Revenue from services increased by 21% to $333.5 million in the third quarter of 2001 from $274.6 million in third quarter of 2000. The increase in services revenue during the third quarter of 2001 as compared to the third quarter of 2000 primarily resulted from an increase in consulting revenue of $32.9 million, an increase in maintenance revenue of $24.2 million and an increase in training revenue of $1.8 million. The increase in services revenue is attributable to the growth of the installed license base. Revenue from services as a percentage of total revenues was 66% and 62% for the three months ended September 30, 2001 and 2000. Revenue from services increased by 21% to $989.7 million, or 64% of total revenues, for the nine months ended September 30, 2001 from $817.6 million, or 66% of total revenues, for the nine months ended September 30, 2000. The change in services revenue during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily resulted from an increase in consulting revenue of $91.7 million, an increase in maintenance revenue of $69.0 million and an increase in training revenue of $11.5 million. The increase in services revenue is attributable to the growth of the installed license base. Variances in the Company's license contracting activity during a given quarter may impact its future consulting, maintenance and training service revenues since these revenues typically follow license fee revenues. With the general availability of PeopleSoft 8 (including PeopleSoft CRM which was released in June 2001), the Company expects that demand from its installed base and new customers for consulting, maintenance and training services will continue to increase over the next several quarters.(1) However the Company cannot give assurance that it will be successful in expanding its consulting, maintenance and training services.


----------

(1)  Forward-Looking Statement

   Revenue from development and other services decreased to $24.1 million in the third quarter of 2001 from $37.0 million in the third quarter of 2000. Per the terms of the development agreement with Momentum Business Applications, Inc. ("Momentum"), the Company performs development services on behalf of Momentum. Momentum pays one hundred and ten percent (110%) of the Company's fully burdened costs relating to the research and development services provided by the Company. Cost of development services decreased to $21.8 million during the third quarter of 2001 from $33.6 million during the third quarter of 2000. Revenue from development services decreased to $84.0 million during the nine months ended September 30, 2001 from $89.5 million during the nine months ended September 30, 2000. Cost of development services decreased to $76.2 million during the nine months ended September 30, 2001 from $81.3 million during the nine months ended September 30, 2000. As of September 30, 2001, most of the initial development projects undertaken by Momentum have been completed or are expected to be completed in the near future. As a result, the Company expects revenues from development and other services, and the related costs, to decrease over the next several quarters.(1)

Revenues by Segment

   At September 30, 2001, the Company is organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions.

   Revenues from the North America segment increased by 14% to $392.7 million, or 77% of total revenues, during the third quarter of 2001 from $344.5 million, or 78% of total revenues, during the third quarter of 2000. Revenues from the North America segment increased by 22% to $1,192.0 million, or 77% of total revenues, during the nine months ended September 30, 2001 from $973.3 million, or 79% of total revenues during the nine months ended September 30, 2000. The increase in revenues is primarily attributable to the general availability of PeopleSoft 8.

   Revenues from the International segment increased by 18% to $116.7 million, or 23% of total revenues, in the third quarter of 2001 from $98.6 million, or 22% of total revenues, in the third quarter of 2000. Within the International segment, revenues from Europe/Middle-East/Africa region represented 13% and 12% of total revenues during the third quarters of 2001 and 2000. Revenues from the International segment increased by 33% to $353.1 million, or 23% of total revenues, during the nine months ended September 30, 2001 from $265.4 million, or 21% of total revenues, during the nine months ended September 30, 2000. Revenues from Europe/Middle-East/Africa region represented 13% and 12% of total revenues during the nine months ended September 30, 2001 and 2000. The increase in revenues is primarily attributable to the general availability of PeopleSoft 8.

COSTS AND EXPENSES

   Cost of license fees consists principally of royalties, product warranty costs, technology access fees for certain third-party software products and the amortization of capitalized software costs. The Company's products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees increased to $12.0 million in the third quarter of 2001 from $8.5 million in the third quarter of 2000, representing 2% of total revenues in each of those quarters. Cost of license fees represented 8% of license fee revenues in the third quarter of 2001 and 6% of license fee revenues in the third quarter of 2000. The increase in the cost of license fees is primarily due to an additional $1.0 million for product warranty costs and an additional $1.0 million in amortization related to technology acquired subsequent to the third quarter of 2000. During the nine months ended September 30, 2001 and 2000, cost of license fees increased to $46.5 million from $26.7 million, representing 3% and 2% of total revenues and 10% and 8% of license revenues. The increase in the cost of license fees is primarily attributable to an increase of $13.4 million in royalties which relate to increased license fee revenue and an increase of $7.7 million in product warranty costs. Cost of license fees as a percentage of license fee revenues may fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and fluctuations in revenues contrasted with certain fixed expenses such as the amortization of capitalized software.


----------

(1)  Forward-Looking Statement

   Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, customer care center administrative support, training, and product support. These costs increased to $169.1 million in the third quarter of 2001 from $152.8 million in the third quarter of 2000, representing 33% and 34% of total revenues and 51% and 56% of service revenues. Cost of services for the year-to-date period increased to $526.9 million during the nine months ended September 30, 2001 from $445.5 million during the nine months ended September 30, 2000, representing 34% and 36% of total revenues and 53% and 54% of service revenues. The dollar increase in cost of services during the quarter and year-to-date periods is consistent with the increase in services revenue. With the general availability of PeopleSoft 8, the Company expects that demand from its installed base and new customers for consulting and training will increase over the next several quarters and consequently, cost of services may increase in dollar amount, and may change as a percentage of total revenues in future periods. (1)

   Sales and marketing expenses increased to $126.0 million in the third quarter of 2001 from $116.6 million in the third quarter of 2000, representing 25% and 26% of total revenues in each of those quarters. For the year-to-date period, sales and marketing expense increased to $383.6 million for the nine months ended September 30, 2001 from $315.2 million for the nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2001 is primarily attributable to costs associated with growth in the sales and marketing organizations related to increased sales force and marketing and advertising campaigns for PeopleSoft 8 (including PeopleSoft CRM which was released in June 2001). The Company expects sales and marketing activity related to PeopleSoft 8 to increase in future quarters which may result in an increase in sales and marketing expenses.(1)

   Product development expenses consist of costs related to the Company's staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Product development expenses decreased to $70.9 million in the third quarter of 2001 from $76.7 million in the third quarter of 2000, representing 14% and 17% of total revenues in each of those quarters. For the year-to-date period, product development expenses decreased to $223.8 million during the nine months ended September 30, 2001 from $240.9 million for the nine months ended September 30, 2000. The decrease in product development expenses is primarily attributable to fewer outside contractors being required for development initiatives. The Company's current focus in application development is to extend its software offerings by delivering enhanced functionality and develop a number of new applications, mostly focused on internet collaboration and eCommerce.(1) In addition, the Company anticipates continued investment in additional functionality across all of its software product offerings, including global product requirements and industry specific requirements.(1) However, the Company cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. The Company expects that the dollar amounts invested in product development expenses during the fourth quarter of 2001 will be higher than amounts invested during the three months ended September 30, 2001.(1)

   General and administrative expenses increased to $40.9 million during the third quarter of 2001 from $29.1 million during the third quarter of 2000, representing 8% and 7% of total revenues. For the year-to-date period, general and administrative expenses increased to $116.5 million for the nine months ended September 30, 2001 from $78.6 million for the nine months ended September 30, 2000. The increase in the three and nine months ended September 30, 2001 is partially due to increases in employee compensation and benefits costs, due in part to a 15% increase in general and administrative headcount from the prior year. The increase in the infrastructure and increased utilization of outside consultants is partially attributable to the Company's upgrade to the PeopleSoft 8 eBusiness applications for each major business process area. Furthermore, the Company recorded an additional $2.6 million and $5.9 million in non-product related litigation expense in the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

PRODUCT EXIT CHARGES


----------

(1)  Forward-Looking Statement

   During the third quarter of 2000, PeopleSoft recorded non-cash pretax product exit charges in the amount of $35.9 million related to the impairment and write-off of the unamortized cost of capitalized software, customer list and goodwill related to two products abandoned during the quarter.

RESTRUCTURING, MERGER AND OTHER CHARGES

   The third quarter of 2001 includes two non-recurring items; a favorable adjustment of $2.3 million (no tax impact) to existing restructuring reserves to reflect current estimates and a $3.0 million pre-tax charge for in-process research and development related to the acquisition of assets which was otherwise insignificant to the Company. The nine months ended September 30, 2001 included a $4.9 million favorable adjustment to existing restructuring reserves to reflect current estimates (no tax impact), a $3.0 million pre-tax charge for in-process research and development related to the acquisition in the third quarter of 2001 which was otherwise insignificant to the Company and a $1.9 million pre-tax charge for in-process research and development related to the acquisition of SkillsVillage in the second quarter of 2001.

OTHER INCOME, NET

   Other income, net, which includes interest income, interest expense and other, decreased to $7.8 million in the third quarter of 2001 from $130.1 million in the third quarter of 2000. Other income, net, decreased to $29.8 million in the nine months ended September 30, 2001 from $156.0 million during the comparable period in 2000. The decrease during the third quarter and year-to-date periods was primarily the result of $120.1 million and $9.5 million gains on the sale of corporate equity securities during the third and first quarters of 2000.

PROVISION FOR INCOME TAXES

   The Company's income tax provision decreased to $25.1 million for the third quarter of 2001 from $51.2 million for the same period in 2000 and decreased to $67.6 million in the nine months ended September 30, 2001 from $69.0 million for the same period in 2000. The effective tax rate was 34.5% for the each of the nine months ended September 30, 2001 and September 30, 2000, excluding the impact of the in-process research and development charges and the favorable adjustments to existing restructuring reserves during the nine months ended September 30, 2001 and the gains on sale of marketable equity securities and the product exit charges in 2000. The net deferred tax assets at September 30, 2001 were $116.4 million. The valuation of these net deferred tax assets is based on historical tax provisions and expectations about future taxable income.

NEWLY ISSUED ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

   SFAS 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement during the fourth quarter of 2001. Effective January 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP.

   Beginning in the first quarter of 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $8.7 million. Amortization for the nine months ended September 30, 2001 was $6.0 million. Unamortized goodwill was $30.8 million as of September 30, 2001. The Company will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS 142.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the effects SFAS 143 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

   In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS 144 will have on its financial position, results of operations or cash flows but does not anticipate that the impact will be significant.

BUSINESS COMBINATIONS

   On May 31, 2001, the Company acquired the assets and assumed liabilities of SkillsVillage, Inc., through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the process of procuring and managing contract services. The aggregate purchase price of $31.5 million included the issuance of 398,029 shares of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million, and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. After the term of the escrow has elapsed, escrow amounts will be accounted for as additional purchase price and amounts remaining in the escrow account will be distributed to former SkillsVillage shareholders.

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

   At September 30, 2001, the Company had $1,143.7 million in working capital, including $390.0 million in cash and cash equivalents and $1,031.4 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-exempt money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. The Company believes that the combination of cash and cash equivalents and short-term investment balances, potential cash flow from operations and issuance of stock under the employee purchase plan and stock option exercises will be sufficient to satisfy its operating cash requirements and expected purchases of property and equipment at least through the next twelve months.

   The following table summarizes the Company's cash flows from operating, investing and financing activities.

---------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                2001         2000
(In millions)
---------------------------------------------------------------------------------
Net cash (used in) provided by:
  Operating activities .................................     $ 331.6       $ 29.9
  Investing activities .................................      (772.6)      (176.0)
  Financing activities .................................       184.8        122.0
  Effect of exchange rate changes on cash and cash
    equivalents ........................................        (0.4)        (3.0)
---------------------------------------------------------------------------------
Decrease in cash and cash equivalents ..................     $(256.6)      $(27.1)
=================================================================================

   Net cash provided by operating activities was $331.6 million during the nine months ended September 30, 2001 compared to $29.9 million during the nine months ended September 30, 2000. This increase is due primarily to the decrease in accounts receivable, the increase in depreciation and amortization, the decrease in the gain on sale of investments and the increase in the tax benefits from exercise of stock options partially offset by the increase in income taxes receivable and the decrease in deferred revenues.

   Net cash used in investing activities was $772.6 million during the nine months ended September 30, 2001 compared to $176.0 million during the nine months ended September 30, 2000. The Company's principal uses of cash for investing activities during the nine months ended September 30, 2001 were primarily for the net purchases of investments of $676.3 million and purchases of property and equipment in the amount of $69.9 million. The Company's principal uses of cash from investing activities during the nine months ended September 30, 2000 were primarily for the net purchases of investments of $112.1 million and purchases of property and equipment in the amount of $60.2 million.

   Net cash provided by financing activities was $184.8 million during the nine months ended September 30, 2001 compared to $122.0 million during the nine months ended September 30, 2000. The principal source of cash from financing activities during the nine months ended September 30, 2001 was from proceeds due to the exercise of common stock options by employees and the issuance of stock under the employee stock purchase plan of $215.4 million offset by the repurchase of common stock of $20.0 million and the repurchase of long term debt of $10.5 million. The principal source of cash from financing activities during the nine months ended September 30, 2000 was from proceeds due to the exercise of common stock options by employees and the issuance of stock under the employee stock purchase plan of $122.0 million.


----------

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

   The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks.

FOREIGN EXCHANGE RISK

   During the nine months ended September 30, 2001 and 2000, the Company's revenues originating outside the United States were 26% of total revenues. Revenues generated in the Europe/Middle-East/Africa region were 13% and 12% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues for the same periods. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

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

   At September 30, 2001, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

         --------------------------------------------------------------------
                                                        NOTIONAL WEIGHTED
         FUNCTIONAL CURRENCY     NOTIONAL AMOUNT      AVERAGE EXCHANGE RATE
         --------------------------------------------------------------------
         Euro                     $  8.6 million             0.923
         Swiss francs                3.2 million             0.625
         South African rand          3.1 million             0.113
         British pounds              2.0 million             1.476
         Japanese yen                1.2 million             0.008
         Swedish krona               1.1 million             0.093
         New Zealand dollars         0.9 million             0.405
         Canadian dollars            0.6 million             0.636
                                  --------------
                                  $ 20.7 million

   At September 30, 2001, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

         --------------------------------------------------------------------
                                                        NOTIONAL WEIGHTED
         FUNCTIONAL CURRENCY     NOTIONAL AMOUNT      AVERAGE EXCHANGE RATE
         --------------------------------------------------------------------
         Australian dollars       $  9.0 million             0.490
         Singapore dollars           3.7 million             0.565
         Hong Kong dollars           2.2 million             0.128
         Chilean pesos               0.6 million             0.001
                                  --------------
                                  $ 15.5 million


   At September 30, 2001, each of these contracts had maturity dates of October 31, 2001 and had a book value that approximated fair value. Neither the cost nor the fair value of these contracts was material at September 30, 2001. During the three months ended September 30, 2001 and 2000 the Company recorded a net loss of $1.9 million and a net loss of $0.4 million from these settled contracts and underlying foreign currency exposures. During the nine months ended September 30, 2001 and 2000 the Company recorded a net loss of $2.7 million and a net gain of $2.0 million from these settled contracts and the underlying foreign currency exposures.

   In addition to hedging existing transactional exposures, the Company's foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable, and significant in amount. No such hedges have been undertaken through September 30, 2001.

INTEREST RATE RISK

Investments in Debt Securities

   The Company invests its cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt and equity securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term time deposits of local operating banks.

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

   Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.(1)

   The Company's investments are made in accordance with an investment policy approved by the Board of Directors. At September 30, 2001, the average maturity of the Company's investment securities was approximately two months. All investment securities had maturities of less than eighteen months. The following table presents certain information about the investments held by the Company at September 30, 2001 that are sensitive to changes in interest rates. These investments are not leveraged and are held for purposes other than trading. The Company believes its investment securities, comprised of highly liquid debt securities of corporations, municipalities, and the U.S. Government, are similar enough to aggregate. Due to the Company's anticipated tax rate, it is advantageous for the Company to invest largely in tax-advantaged securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At September 30, 2001, the Company invested heavily in tax--exempt investments which reduced the weighted average interest rate.

--------------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2001                      EXPECTED MATURITY
                                          -------------------------
(In millions)                             ONE YEAR        MORE THAN       PRINCIPAL        FAIR
                                           OR LESS        ONE YEAR         AMOUNT          VALUE
--------------------------------------------------------------------------------------------------
Available-for-sale securities ......      $ 1,133.6       $    93.3       $ 1,226.9      $ 1,227.8
Weighted average interest rate .....           2.61%           3.80%
==================================================================================================

Interest Rate Swap Transactions

   In June 2000, the Company entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the 3 month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. These swaps are considered to be hedges against changes in amount of future cash flows. The $6.7 million unrealized loss as of September 30, 2001 resulted in a $6.7 million increase in "Accumulated other comprehensive loss" from December 31, 2000. Derivative losses included in "Accumulated other comprehensive loss" of $7.3 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

EQUITY SECURITIES RISK

Convertible Subordinated Notes

   In August 1997, the Company issued an aggregate of $69 million in convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company's common stock at the investor's option at any time at a conversion price equal to $50.82 per share. The Company has repurchased $12.0 million of convertible subordinated notes as of September 30, 2001. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $54.7 million and $66.5 million as of September 30, 2001 and December 31, 2000.


----------

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

   The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report to Stockholders on Form 10-K (as amended by Form 10-K/A).

CHANGES IN GENERAL GLOBAL ECONOMIC, POLITICAL AND MARKET CONDITIONS COULD CAUSE DECREASES IN DEMAND FOR OUR SOFTWARE AND RELATED SERVICES WHICH COULD NEGATIVELY AFFECT OUR REVENUE AND OPERATING RESULTS AND THE MARKET PRICE OF OUR STOCK.

   Our revenue and profitability depends on the overall demand for our software and related services. A downturn in the global economy and financial markets could result in a delay or cancellation of customer purchases. Some of our competitors have recently announced that economic conditions have negatively impacted their financial results. Recent developments associated with the terrorist attacks on the United States have resulted in economic, political and other uncertainties, which could adversely affect our revenue growth and operating results. If demand for our software and related services decreases, our revenues may decrease and our operating results would be adversely affected. A reduction in revenues may also cause our stock price to fall.

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

        - our sales cycle is relatively long and varies as a result of expanding our product line and broadening our software product applications to cover a customer's overall business;

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

   Because of the factors listed above and other specific requirements under GAAP for software revenue recognition, we must have very precise terms in our license agreements to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed. Our inability to recognize revenue as expected could negatively impact our financial results.

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

OUR FUTURE REVENUE IS SUBSTANTIALLY DEPENDENT UPON OUR INSTALLED CUSTOMER BASE CONTINUING TO LICENSE OUR PRODUCTS AND RENEW OUR SERVICE AGREEMENTS.

        We have traditionally depended on our installed customer base for additional future revenue from services and licenses of other products. Also, if our customers fail to renew their maintenance agreements, our revenue could decrease. The maintenance agreements are generally renewable annually at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. Therefore, current customers may not necessarily generate significant maintenance revenue in future periods. In addition, customers may not necessarily purchase additional products or services. Our services revenue and maintenance revenue also depend upon the use of these services by our installed customer base. Any downturn in software license revenue could result in lower services and maintenance revenue in future quarters.

OVERALL INCREASES IN SERVICES REVENUES AS A PERCENTAGE OF TOTAL REVENUES COULD ADVERSELY AFFECT OUR OPERATING RESULTS BECAUSE OUR SERVICES REVENUES BRING LOWER GROSS MARGINS THAN OUR LICENSE REVENUES.

   Because service revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, we subcontract certain consulting services to third parties which generally carry lower gross margins than our service business overall. As a result, if service revenues increase as a percentage of total revenue and the services provided by third-party consultants increase, our gross margins will be lower.

IF ACCOUNTING INTERPRETATIONS RELATING TO REVENUE RECOGNITION CHANGE, OUR REPORTED REVENUES COULD DECLINE OR WE COULD BE FORCED TO MAKE CHANGES IN OUR BUSINESS PRACTICES.

        Over the past several years, the American Institute of Certified Public Accountants issued Statement of Position, or SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to for transactions not addressed by existing rules. We believe that we are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

        The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 with the objective of providing additional guidance and/or interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize lower revenues. As a result, we may need to change our business practices significantly in order to continue to maximize recognition of our license revenues. These changes may extend sales cycles, increase administrative costs and otherwise adversely affect our business.

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

        If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, we may need to lower prices or offer other favorable terms in order to compete successfully. Such changes could reduce margins and adversely affect our results of operations.

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

        - we may be unable to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure, particularly in Europe;

        - increased cost and development time required to adapt our products to local markets;

        -  lack of experience in a particular geographic market;

        - legal, regulatory, social, political, labor or economic conditions in a specific country or region, including loss or modification of exemptions for taxes and tariffs, and import and export license requirements and trade restrictions; and

        -  operating costs in many countries are higher than in the United
           States.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT QUALIFIED EMPLOYEES IN A HIGHLY COMPETITIVE LABOR MARKET.

        We believe that our future success will depend upon our ability to attract, train and retain highly skilled technical, managerial, sales and marketing personnel. If we do not attract, train, retain and effectively manage our employees, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the software industry. At times, we have had difficulty locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. Industry-wide use of non-compete agreements by our competitors further decreases the pool of available sales and technical personnel.

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

AS OUR SOFTWARE OFFERINGS INCREASE IN SCOPE AND COMPLEXITY, OUR NEED TO AVOID AND CORRECT UNDETECTED ERRORS MAY INCREASE OUR COSTS AND SLOW THE INTRODUCTION OF NEW PRODUCTS AND WE MAY BECOME SUBJECT TO PRODUCT LIABILITY AND WARRANTY CLAIMS WHICH COULD BE COSTLY TO RESOLVE AND RESULT IN NEGATIVE PUBLICITY.

        Our software programs, like all software programs generally, may contain a number of undetected errors despite internal and third parties' testing. This may result in increased costs to correct such errors and reduced acceptance of our software products in the marketplace.

        Product software errors could subject us to product liability and/or warranty claims. Although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us was successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.

IF WE LOSE ACCESS TO CRITICAL THIRD-PARTY SOFTWARE OR TECHNOLOGY, OUR COSTS COULD INCREASE AND THE INTRODUCTION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD BE DELAYED, THUS HURTING OUR COMPETITIVE POSITION.

        We license numerous critical software products technology from third parties, some of whom are also competitors, and incorporate some of their products into our own software products. If any of the third-party software vendors were to change their product offerings or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. In addition, if the cost of licensing any of these third-party software products or other technology significantly increases, our gross margin levels could significantly decrease.

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

        - if we choose to acquire Momentum, we could face restrictions on the amount and timing of our utilization of, or could lose, the tax benefits associated with the research and development expenditures on the projects Momentum pursues; and

        - if we choose to acquire Momentum, we will likely be required to record significant accounting charges relating to the acquisition of in-process research and development and the amortization of intangible assets, which would decrease earnings.

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

        We consider certain aspects of the way we conduct our internal operations, and our software and documentation to be proprietary, and rely on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect this information. Pending patent applications may not result in issued patents and, even if issued, the patents may not provide any meaningful competitive advantage. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, there can be no assurances that these agreements will not be breached, that we have adequate remedies for any breach or that our trade secrets will not otherwise become known. Moreover, the laws of certain countries do not protect proprietary intellectual property rights as effectively as do the laws of the United States.

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

        Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Third parties may assert infringement claims against us more aggressively in the future, especially in light of recent developments in patent law expanding the scope of patents on software. These assertions could result in the need to enter into royalty arrangements, and could result in costly and time-consuming litigation, including damage awards.

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

POWER OUTAGES IN CALIFORNIA MAY ADVERSELY AFFECT US.

        We have significant operations in the state of California and are dependent on a continuous power supply. A California energy crisis could substantially disrupt our operations and increase our expenses. California has implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could delay the development of our products and disrupt communications with customers or other third parties on whom we rely, such as system integrators. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, if energy prices were to increase, our operating expenses will likely increase which could have a negative effect on operating results.

TERRORIST ACTIVITY MAY INTERFERE WITH OUR ABILITY TO CONDUCT BUSINESS.

        Recent terrorist attacks on the United States present a potential threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We may need to take steps to increase security and add necessary protections against terrorist threats. This may require significant capital expenditure or adjustment or change of business practices which could result in loss of focus and distraction to our employees. Moreover, an actual or perceived increase in risk of travel due to further terrorist acts may reduce our ability to demonstrate products, meet with prospective customers and provide professional services and training which may adversely affect our ability to close sales and meet projected forecasts. Although built to structural standards, our facilities are physically vulnerable to a terrorist attack. Significant structural damage to our facilities could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact our business operations.

OUR STOCK PRICE HAS BEEN AND MAY REMAIN VOLATILE, WHICH EXPOSES US TO THE RISK OF SECURITIES LITIGATION.

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

        -  general market conditions, including geopolitical events.

        Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        On February 16, 2001, PeopleSoft agreed to a tentative settlement of the litigation (Suttovia v. Duffield, et al), which will result in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which will be funded by the Company's Directors and Officers Liability Insurance. The Company executed a final Stipulation of Settlement on April 20, 2001, and on August 24, 2001, the District Court entered a judgment approving the settlement and dismissing the litigation with prejudice. An insurance receivable and a settlement accrual of $15.0 million has been included in "Other current assets" and "Accrued liabilities," respectively, in the accompanying condensed consolidated balance sheets.

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

        On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarborough v. PeopleSoft, Inc., Case No. 775405-2) by a former employee of the Company whose employment was terminated in November 1995. The complaint alleges causes of action for wrongful discharge, retaliation, age discrimination and harassment. The Company has filed a cross complaint based upon plaintiff's violation of Penal Code section 632 and the plaintiff taking of proprietary information from the Company. The cross complaint filed by the Company has not yet been heard. The trial on the action has been trifurcated on the issues of liability, damages and the Company's cross complaint. On September 18, 2001, following a jury trial on liability and damages, the Court entered judgment on a verdict in favor of the plaintiff in the amount of $5.4 million. The Company is considering an appeal and intends to vigorously prosecute the trial on the cross-complaint.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8 - K

      a)    Exhibits

            10.45 Amendment to the Development and Marketing Agreements between Momentum and PeopleSoft, dated as of July 23, 2001, made by and between Momentum Business Applications, Inc. and PeopleSoft, Inc.

      b)    Reports on Form 8 - K

            There were no Reports on Form 8-K filed during the three months ended September 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: November 9, 2001


                              PEOPLESOFT, INC.



                              By:   /s/ Kevin T. Parker
                                  ----------------------------------------------
                                  Kevin T. Parker
                                  Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number              Description
------              -----------
10.45               Amendment to the Development and Marketing Agreements
                    between Momentum and PeopleSoft, dated as of July 23, 2001, made by and between Momentum Business Applications, Inc. and
                    PeopleSoft, Inc.