Form 10-K
period 2001-12-31
PEOPLESOFT INC
filed 2002-03-25
CIK 875570

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20710

PEOPLESOFT, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0137069
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4460 Hacienda Drive, Pleasanton, CA	94588
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (925) 694-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Which Registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Preferred Share Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 18, 2002 as reported on the Nasdaq National Market, was approximately $11.6 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 18, 2002 Registrant had 309,588,837 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders to be held May 29, 2002 are incorporated by reference in Part III of this Form 10-K Report.

     PeopleSoft, the PeopleSoft logo and PeopleTools are registered trademarks, Pure Internet Architecture and PeopleSoft 8 are trademarks of PeopleSoft, Inc. Certain other company and product names may be trademarks of their respective owners. Copyright © 2002 PeopleSoft, Inc. All rights reserved.

PART I

Item 1. Business

      This Business section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements contained throughout this Annual Report include, but are not limited to, those identified with a footnote (1) symbol.

General

      PeopleSoft, Inc. designs, develops, markets and supports a family of enterprise application software products for use throughout large and medium sized organizations. These organizations include corporations, higher education institutions and federal, state, provincial and local government agencies worldwide. We provide enterprise application software for customer relationship management, human resources management, financial management and supply chain management, along with a range of industry-specific products. Within each of our application suites we offer world class embedded analytics and portal applications. Our applications offer a high degree of flexibility, rapid implementation and scalability across multiple databases and operating systems. In addition to enterprise application software, we offer a variety of services to our customers including implementation assistance, project planning, on-line analytic processing deployment, software product enhancements, product support and training.

      Our strategy is to offer comprehensive applications that enable organizations to manage, analyze and enhance their relationships with customers, employees and suppliers. PeopleSoft enterprise software applications manage mission critical business processes, including specific applications for customers, employees and suppliers.

      Incorporated in Delaware in 1987, we shipped our first software product, a human resources management system, in December 1988. In 1992, we introduced the first of a series of financial management software products, and, in 1994, we introduced the first of a series of supply chain management products. Since that time, we have introduced several additions to our existing product lines, plus industry specific software products. These industry specific applications include manufacturing products, public sector financial management products, public sector human resources management products, student administration solutions products for the higher education market and human resources and financial management products for the U.S. federal government market.

      We began shipping our first internet based enterprise applications, PeopleSoft 8TM, in September 2000, marking our largest technological advance in enterprise software in more than a decade. PeopleSoft 8 includes pure internet collaborative applications that enable organizations to create a real-time, collaborative network of customers, employees and suppliers. PeopleSoft 8 applications can be accessed anytime and from anywhere with a standard internet browser because they do not require software to be installed on the user’s personal computer. In December 1999, we acquired The Vantive Corporation (“Vantive”), a supplier of customer relationship management applications. We have built upon the Vantive products and in June 2001, began shipping a solution called PeopleSoft Customer Relationship Management (“PeopleSoft 8 CRM”), a comprehensive suite that integrates with other PeopleSoft applications.

Software Product Architecture

      We believe that our product architecture provides the system performance required for intensive record keeping and high volume on-line transaction processing. Our applications are designed for ease of use and are compatible with personal productivity applications such as word processors and spreadsheets. Our software products are designed specifically for use with relational database management systems, or RDBMSs, which offer power and functionality superior to flat files, hierarchical or other non-relational databases that are generally used with legacy software applications. Our software products are also scaleable, permitting changes in network size, server platforms and other architectural components with minimal disruption. Further, our software products are available across major RDBMS software and server hardware platforms. We believe that the intuitive design of our software products reduces end-user training requirements and allows end-users and decision makers increased access to critical data not always readily available to them with legacy systems.

  PeopleSoft’s Pure Internet ArchitectureTM

      PeopleSoft 8 software products rely on an application server to process all application logic, as well as the generation of the hyper text markup language, or HTML, that is used by the web browser to render the user interface. Data management functions are carried out by the database server. Additionally, integration with market leading lightweight directory access protocol, or LDAP, provides common user definitions and security between various PeopleSoft applications and other LDAP-compliant applications (e.g., email). Further integration capabilities are provided through the use of extensible markup language, or XML, messaging over hyper text transfer protocol, or HTTP, as well as open application programming interfaces, or APIs, accessible via COM, Java and C/ C++. Collectively, the PeopleSoft 8 architecture is referred to as the PeopleSoft’s Pure Internet Architecture.

      PeopleSoft’s Pure Internet Architecture will gain the additional capability of applications running in a mobile or disconnected mode with the release of PeopleTools® 8.4(1) End-users of PeopleSoft applications, such as a sales representative or field service agent, will be able to run certain PeopleSoft applications on a laptop or PDA device while disconnected from the network and synchronize their changes with the server when they re-connect to the network.

PeopleTools®

      Today’s users are demanding system applications that address specific business needs, facilitate the automation of workflow, are quickly adaptable to changing information requirements and provide for ease of access to information. Our products address these requirements with PeopleTools®, a set of integrated development and reporting tools including: (i) development tools for use by business process and system analysts to rapidly design and deploy custom modifications; (ii) administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft applications; (iii) reporting and analysis tools for use by application users to easily access, summarize and analyze information; (iv) PeopleSoft Workflow for use by business process and system analysts and application users to automate business processes in a paperless environment; and (v) PeopleSoft enterprise application integration tools for use in communicating between applications built on PeopleTools and applications built with other tools. PeopleTools continues to be used to develop most of our application software products. Powerful features and functions that PeopleTools supports include effective date capabilities, extensive security at both a user and object level, and a tree editor for managing hierarchical relationships among data elements. PeopleTools is used to build and modify data tables, design and customize user interface pages, modify user navigation, define security privileges of individual users and operator access to system objects, define and build workflow based processes, process online transactions and facilitate data importation from other systems into PeopleSoft applications. PeopleTools simplifies system customization and implementation and can help reduce the time and cost of implementing the system. Upgrades to new releases are simplified with PeopleTools, which provides an automated comparison of the customer’s customized systems to base level systems, and helps define how to install new releases. In addition, PeopleTools is designed to provide customers with significant ongoing flexibility to modify their systems quickly and inexpensively, so that internal maintenance costs can be reduced.

Relational Database Management Systems

      By utilizing relational databases and designing the system from the ground up, we have been able to develop integrated software products with fully normalized data structures. A fully integrated system provides convenient access to shared data such as department tables, tax rates and organization charts, without requiring users to maintain this information redundantly. Collecting and capturing information only once ensures that all data is consistent, readily available and easier to maintain. Through adherence to ANSI Structured Query Language, or SQL, the industry standard data manipulation language for RDBMSs and other relational database standards, our software products are available in a range of environments. Our

(1) Forward-Looking Statement

software products can be licensed for use with RDBMSs from the following vendors: IBM, Microsoft, Oracle and Sybase. If the customer decides to switch to other PeopleSoft supported RDBMS or hardware platforms, user disruption is usually minimized because only the “back-end” database changes, while the “front-end” application remains the same. We review the current status and customer demand for all platforms at the time of any major release of our software. Not all software products or release versions of our software products are currently available on all of the above platforms. In addition, such future or existing RDBMS products may or may not be architecturally compatible with our software product design(1).

Graphical User Interface

      PeopleSoft 8 products are designed to be accessed through the use of a web browser, which is responsible for rendering the graphical user interface. The web browser interface leverages the user’s existing knowledge and helps to minimize training costs. Desktop integration with other common applications such as Microsoft Excel is achieved through the use of standard internet protocols. Web-based reporting is also a feature of PeopleSoft 8, allowing the user to execute reports on a server and view the output directly in the web browser.

Application Security Architecture

      Our application software products incorporate extensive security features designed to protect certain sensitive data managed by these applications from unauthorized retrieval or modification. We have developed a security architecture utilizing the capabilities of our own applications, the operating system software, some of the security features contained in the RDBMS platforms on which the applications run, as well as certain third-party security products such as LDAP directory servers.

Application Software Products

      Statement of Possible Future Direction: This document contains statements of possible future direction concerning potential functionality for our software products and technology. Functionality and software products will be available for license and shipment from PeopleSoft only if and when generally commercially available. The statements of possible future direction are for informational purposes only and we make no express or implied commitments or representations concerning the timing and content of any future functionality or releases.

      Our software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. In most cases, we license our software products solely for the customer’s internal operations. License fees for our software products are a function of the particular combination of PeopleSoft software products chosen and the number of employees for Human Resources Management software products, the number of enrolled students for Student Administration Solutions software products and revenues of the licensing entity for Financials, Supply Chain Management and for Customer Relationship Management products and third-party workstation based software tools.

      Below is a brief description of certain of our software products commercially available as of December 31, 2001:

PeopleSoft Customer Relationship Management

      PeopleSoft Customer Relationship Management (CRM) is a suite of customer relationship management products that help companies to sell, support, analyze and service customers through many channels of interaction including the internet, telephone call center, facsimile, email, or directly through sales and service representatives. PeopleSoft Customer Relationship Management software allows a customer to consolidate data from different applications, including legacy and back-office applications, helping companies to obtain a complete view of the customer and more effectively meet the customer’s needs. PeopleSoft Customer Relationship Management can be used as separate modules or with other PeopleSoft products as an integrated enterprise suite.

(1) Forward-Looking Statement

PeopleSoft Financials

      PeopleSoft Financials helps capture and administer financial data quickly and accurately — across the enterprise. Consistent with an organization’s practices and policies, PeopleSoft Financials assists in fulfilling both internal and external reporting requirements and regulatory compliance worldwide and provides internal controls. PeopleSoft Financials applications are designed to support various integrated business processes such as financial reporting, budgeting, employee expense management and asset lifecycles, but can also operate as stand-alone modules.

PeopleSoft Enterprise Service Automation

      PeopleSoft Enterprise Service Automation is designed to enable companies to optimize the procurement and staffing of external resources in the organization. In addition, with our project management capability we can assist internal project management in the areas of resource matching, portfolio management and project cost analysis. By combining all project data into a single repository, users gain easy access to critical information. PeopleSoft project management helps identify and capture all project costs, from initial estimates through actuals; manage all resources associated with each job — even in multiple sites, countries and languages; track materials, labor and overhead; calculate financial indicators related to billing, sales, earnings, interest, performance and completed projects; and view up-to-the-minute project status and quickly respond to issues.

PeopleSoft Human Resources Management System

      PeopleSoft Human Resources Management System (HRMS) helps organizations to effectively manage their most important asset: people. Our modular, global solution enables organizations to manage positions and compensation; recruit, hire and train employees; promote, allocate and retire personnel; and comply with local and international regulatory requirements.

PeopleSoft Supply Chain Management

      PeopleSoft Supply Chain Management (SCM) helps organizations in three main categories:

      Supplier Relationship Management — We have a full suite of applications to help our customers work collaboratively with their suppliers of goods and services. eProcurement, Collaborative Supply Management and Inventory are just a few of the applications we offer in this category.

      Customer Fulfillment Management — Closely linked to our customer relationship management applications, this set of applications manages the customer fulfillment business processes. PeopleSoft Customer Fulfillment Management helps users place accurate orders, provide reliable promise dates and create flexible product configurations. This application set enables users to capture, maintain and share product and distribution information across the enterprise; define and verify make-to-order or assemble-to-order requirements; enter configured sales orders and quotes on a laptop, in front of customers; determine the available material and capacity in the supply chain; and prepare, calculate and submit accurate invoices.

      Supply Chain Planning — PeopleSoft Supply Chain Planning helps meet customer demand for on-time and accurate delivery of products, on a global basis. With PeopleSoft Supply Chain Planning users can forecast demand based on order history, economic indicators and input from employees, suppliers and customers; determine when and where to produce and distribute finished products, based on the availability of raw materials, aggregate capacity and finished goods; establish reliable promise dates for customer orders, share real-time planning information with suppliers and customers, reduce inventory and improve throughput of goods.

PeopleSoft Enterprise Performance Management

      PeopleSoft Enterprise Performance Management enables companies to better analyze what influences results and business processes. Enterprise Performance Management capabilities include: PeopleSoft Global Consolidations, which includes a data warehouse optimized for analytic applications, robust analytic applications specific to different enterprises and industries; and PeopleSoft Balanced Scorecard, which measures performance for the entire organization and role-specific performance workbenches. PeopleSoft Enterprise Performance Management applications are available for Customer Relationship Management,

Human Resources Management, Financials and Supply Chain Management product lines. In 2002, PeopleSoft Enterprise Performance Management will be an integrated part of PeopleSoft’s CRM, HRMS, Financials and SCM software applications(1).

PeopleSoft Student Administration Solutions

      PeopleSoft Student Administration Solutions offers a suite of integrated applications that automates and improves administrative processes while reducing overhead costs. It addresses critical aspects of student administration, from recruitment and admissions to fund-raising and grant writing.

Services

      We believe that a high level of customer service is required to be successful in the enterprise software marketplace. We also believe that the opportunity exists to differentiate ourselves from competitors by delivering superior service that meets the demanding service requirements of this market segment. Our service revenue consists primarily of software maintenance and support fees, consulting fees, customer training fees and other miscellaneous fees.

Maintenance and Support

      At the time a customer licenses our software, the customer is offered maintenance, which can be renewed on an annual basis. We offer four tiers of maintenance based upon the customer’s business requirements – these are Accelerated, Standard, Premium and Platinum Customer Support. As part of maintenance, the customer is entitled to receive software product enhancements, tax and regulatory updates and upgrades released during the period that the customer subscribes to maintenance, access to account services, web-based self-service and 24-hour product and technical hot-line support. PeopleSoft account services include our Account Executive organization, Customer Care Center telephone hotline and Customer Launch program. PeopleSoft web-based self-services include Customer Connection, Advisor web-casts, Plugged-In electronic newsletters and our customer user groups, User Conference and Special Interest Groups. PeopleSoft product and technical hotline support provides 24x7 support including phone, email and web based support. We operate customer support centers in North America, Europe and the Asia/ Pacific region.

Customer Care Center — The Customer Care Center is a pool of customer service resources that are available via 1-800 number access. All our maintenance customers have access to the Customer Care Center personnel resources. These service professionals are focused on resolving customer issues. The Customer Care Center is also responsible for customer software orders, maintaining customer contracts and the maintenance of customer service systems.

Customer Connection — Customer Connection is a secure customer extranet providing our maintenance customers immediate access to self-service product and technical support, new product information, technical information, documentation, consulting services, news stories, education and training services, and maintenance and support services.

PeopleSoft Advisor — PeopleSoft Advisor web-casts and seminars provide our maintenance customers with direct access to the latest information on PeopleSoft technology, products and business solutions. Customers can see a live product or solution demonstration, ask questions of PeopleSoft experts, or learn about new consulting, training, or support solutions.

Plugged-In — PeopleSoft Plugged-In is our family of email newsletters published expressly for our maintenance customers. They deliver vital news as well as product updates and fixes straight to the customer’s email inbox.

User Groups — PeopleSoft User Groups help our customers to obtain key information on PeopleSoft products and technology while networking with PeopleSoft experts and other PeopleSoft customers.

(1)	Forward-Looking Statement

Consulting Services

      We offer a variety of consulting services to our customers and third-party consulting firms focused on implementation and utilization of PeopleSoft applications. Those consulting services include technical and functional implementation, optimization and upgrade assistance, project planning, on-line analytic processing deployment and minor software product modifications. We have several technology labs, which currently concentrate on upgrading customers from one PeopleSoft release to the next. We frequently work closely with third-party consulting and systems integration firms such as Accenture, Cap Gemini Ernst & Young, CSC, EDS, IBM Global Services, Deloitte Consulting, KPMG Consulting, Inc. and PriceWaterhouseCoopers LLP, to provide customers with a full range of re-engineering, customization and project management services.

Customer Education and Training

      We offer comprehensive education for key groups in our customer base with the goal of improving each customer’s success with our software products. Training is also available for third-party consultants and to the public. Products and services include project team training classes, end-user training classes, the end-user training kit and course development and delivery services.

PeopleSoft eCenter

      PeopleSoft eCenter is the industry leading solution for deploying, hosting and managing PeopleSoft pure internet enterprise applications. eCenter provides customers of all sizes — emerging, mid-market and large – with a choice for their enterprise application management needs, offering an end-to-end, scalable, secure and affordable hosting solution. eCenter’s customer base consists of mid-sized and well-known Fortune 50, 100 and 1000 companies. We recently announced a partnership with Hewlett-Packard Company (“HP”) which will extend eCenter services to global customers. We chose HP for its established global infrastructure and reputation for commitment to customer service. Customers of PeopleSoft eCenter can now benefit from a range of HP services, which will increase the value and competitive advantage of our offering.

Sales

      We market and sell our software products in most major world markets almost exclusively through a direct sales and marketing organization. The domestic direct sales organization is based in over 25 field sales offices located in major metropolitan areas throughout the United States. International sales activities are operated out of our offices located near major concentrations of users in Europe, Asia/ Pacific and other parts of the world.

      To augment our direct sales channel, we have:

(i)	alliance agreements with market leading technology consulting and systems integration companies, such as an agreement with Accenture to address the PeopleSoft Human Resource Management and PeopleSoft Financials requirements of federal, state and local government agencies, and an agreement with Cap Gemini Ernst & Young to address PeopleSoft healthcare industry applications;

(ii)	relationships with global consulting and system integration firms such as Accenture, Cap Gemini Ernst & Young, CSC, EDS, IBM Global Services, Deloitte Consulting, KPMG Consulting, Inc. and PriceWaterhouseCoopers LLP; and

(iii)	agreements with other third-party distributors, system integrators and outsourcing vendors complementing the direct sales force and in various remote countries where we do not have a direct sales force.

Marketing

      In support of our sales efforts, we conduct comprehensive marketing programs, which include telemarketing, direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The multi-step sales cycle includes the generation of a sales lead, or the receipt of a request for proposal from a prospective customer, qualification of the lead, analysis of the customer’s needs, submission of a proposal, one or more presentations to the customer, customer internal sign-off activities and contract negotiation and finalization. The sales cycle varies substantially from customer to customer; historically requiring three to twelve months to complete.

      Our customers and potential customers often rely on third-party system integrators to develop, deploy and manage eBusiness applications. Our marketing strategy includes building and maintaining strong working relationships with businesses we believe play an important role in the success of our software products. These include:

(i)	RDBMS software vendors (such as Microsoft Corporation, Oracle Corporation, IBM Corporation and Sybase Incorporated) which offer RDBMS products on which PeopleSoft software products run;

(ii)	hardware vendors (such as Compaq Computer Corporation, Hewlett-Packard Company, IBM Corporation and Sun Microsystems, Inc.) which offer hardware platforms on which PeopleSoft software products run; and

(iii)	technology consulting firms and systems integrators (such as Accenture, Cap Gemini Ernst & Young, CSC, EDS, IBM Global Services, Deloitte Consulting, KPMG Consulting, Inc. and PriceWaterhouseCoopers LLP) some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise our principal customer base.

      We believe that our marketing and sales efforts are enhanced by the worldwide presence of these companies. We have conducted several joint marketing and sales programs with these vendors and other technology and software partners, including seminars, direct mail campaigns and trade show appearances. However, these companies, most of which have significantly greater financial and marketing resources than we have, may start, or in some cases increase, the marketing of business application software in competition with us, or may otherwise discontinue their relationships with, or support of, PeopleSoft software products.(1)

Competition

      The market for application software continues to be intensely competitive. We compete with a variety of large enterprise application software vendors in markets including customer relationship management, human resource management, financial management and supply chain management. In addition to these competitors, we continue to see niche software vendors in various market segments such as enterprise portals, enterprise service automation and eProcurement.

      Our primary competitors in the enterprise application software market continue to be SAP and Oracle Corporation. Siebel Systems remains our primary competitor in the customer relationship management space. Each of these vendors is a formidable competitor as a result of the company size, customer base, global presence and brand recognition.

      We must continue to differentiate ourselves from the rest of the market by building on our architectural advantage, providing functionally superior products and best in class customer service, which ultimately will build on our industry leading customer satisfaction ratings.

      Furthermore, potential customers may consider outsourcing options, including data center outsourcing and service bureaus, as viable alternatives to licensing PeopleSoft software products. PeopleSoft eCenter is our service for deploying, hosting and managing PeopleSoft pure internet enterprise applications. PeopleSoft’s recently announced partnership with Hewlett-Packard Company will extend eCenter to international customers. PeopleSoft chose HP for its established global infrastructure and reputation for commitment to customer service. Customers of PeopleSoft eCenter can now benefit from a range of HP services, which will increase the value and competitive advantage of the PeopleSoft offering.

Software Product Development

      We have made substantial investments in research and software product development. We believe that timely development of new software products, enhancements to existing software products and the acquisition

(1)	Forward-Looking Statement

of rights to sell or incorporate complimentary technologies and products into our software product offerings is essential to maintain our competitive position in the market. The application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. We believe that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, our development organization is comprised of small, focused development groups assigned to each of the software products within the various software product areas, for example, customer relationship management, enterprise performance management, human resource management, financial management, supply chain management and PeopleTools. In addition, from time to time, we enter into development agreements with third parties.

      In 1998, we entered into a development agreement with Momentum Business Applications, Inc. (“Momentum”), pursuant to which we conduct product development on behalf of Momentum. On January 29, 2002, pursuant to Momentum’s Restated Certificate of Incorporation, as amended, we exercised our option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. The price of the option, if exercised prior to February 15, 2002, is $90.0 million. The transaction is expected to close by March 31, 2002, subject to obtaining necessary governmental approvals. Refer to “Subsequent Events” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about Momentum.

      Our current focus in application development is to continue to deliver new products and solutions on our Pure internet architecture, PeopleSoft 8. We also expect to deliver enhanced functionality in our core products and to offer a number of new applications, mostly focused on customer relationship management, human resources management, financial management and supply chain management. In addition, we anticipate continuing to invest in expanded functionality across all of our software product offerings, including global product requirements and industry specific requirements.(1) There can be no assurance that such development efforts will result in viable products, features or functionality or that the products, features or functionality that are developed will be accepted by the market.

Intellectual Property and Proprietary Rights

      We regard certain aspects of our internal operations, products and documentation as proprietary, we primarily rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, there can be no assurances that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known.

      We currently hold U.S. patents on some of the technologies included in our products and we intend to continue to file patent applications in the future.(1) There can be no assurance that any patents will result from such applications or that, if issued, such patents will provide any meaningful competitive advantage. We believe that, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are key to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

      The source code for PeopleSoft software products is protected both as a trade secret and as a copyrighted work. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Many of our customers are beneficiaries of a source code escrow account arrangement to enable the customer to acquire a contingent future limited right to use our source code solely for the customer’s internal use. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase. Furthermore, in certain foreign countries, effective copyright and trade secret protection may be unavailable or the laws of the other jurisdictions do not protect our products and intellectual property rights to the same extent as the laws of the United States. Failure to obtain and/ or maintain appropriate patent,

(1) Forward-Looking Statement

copyright or trade secret protection either in the U.S. or in certain foreign countries, for any reason, could have a material adverse effect on our business, operating results and financial condition.

      We believe that our products, trademarks or other proprietary rights do not infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion will not require us to enter into royalty arrangements or result in costly and time-consuming litigation.

Personnel

      As of December 31, 2001, we employed 8,436 people, including 3,732 in services, 1,621 in sales and marketing, 2,214 in research and development, and 869 in administration. Approximately 6,315 employees were located in the United States. None of our employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of the international employees are covered by the customary employment contracts and agreements of the countries in which they are employed.

      Our executive officers are:

Name	Age	Position

Craig A. Conway	47	President and Chief Executive Officer/ Director
Nanci Caldwell	44	Executive Vice President, Chief Marketing Officer
Guy Dubois	47	Executive Vice President, International
Ram Gupta	39	Executive Vice President, Products and Technology
Kevin T. Parker	42	Executive Vice President, Finance and Administration, Chief Financial Officer
Phil Wilmington	43	Executive Vice President, Americas
Anne S. Jordan	50	Senior Vice President, General Counsel and Secretary

      Mr. Craig Conway joined PeopleSoft in 1999 as President and Chief Operating Officer, and was promoted to Chief Executive Officer later that year. He oversees our business operations including sales, marketing, professional services, customer support, development, finance and administration. From 1996 to 1999, Mr. Conway was President and Chief Executive Officer for OneTouch Systems, a leader in the field of interactive broadcast networks. From 1993 to 1996, Mr. Conway served as President and Chief Executive Officer for TGV Software, Inc., an early developer of IP network protocols and applications for corporate intranets and the internet. Mr. Conway also spent eight years at Oracle Corporation as Executive Vice President in a variety of roles including marketing, sales and operations. Mr. Conway graduated from State University of New York with a degree in Computer Science and Mathematics.

      Ms. Nanci Caldwell joined PeopleSoft in 2001 as Senior Vice President and Chief Marketing Officer. In January 2002, Ms. Caldwell was promoted to Executive Vice President and Chief Marketing Officer. Prior to joining PeopleSoft, Ms. Caldwell worked for Hewlett-Packard Company from 1982 to 2001, where she held a number of senior management roles, including: Vice President of Marketing — HP Services, Vice President of North American Sales and Vice President of Worldwide Enterprise Marketing and Global Alliances. Ms. Caldwell earned a degree in Psychology from Canada’s Queen’s University and completed the University of Western Ontario’s Executive Marketing Management program.

      Mr. Guy Dubois joined PeopleSoft in 1999. Prior to being promoted to Executive Vice President, International in January 2000, Mr. Dubois served as Executive Vice President and General Manager, International of The Vantive Corporation. From 1995 to 1999, Mr. Dubois was Vice President and General Manager of the Europe, Middle East, Africa operations of Sybase Corporation. From 1994 to 1995, Mr. Dubois was Vice President of Southern Europe at Sybase. Prior to that, he was Deputy Managing Director of Digital Equipment Corporation France.

      Mr. Ram Gupta joined PeopleSoft in 2000 as Executive Vice President of Products and Technology. Prior to joining us, he was Senior Vice President and General Manager for HealtheonWebMD Corp., from 1997 to 2000. Before working at HealtheonWebMD Corp., Mr. Gupta was the director of the Multimedia Networking Group at Silicon Graphics, from 1994 to 1997. Before that he worked in various management roles at IBM and Philips. Gupta holds a master’s degree in computer science from the University of Massachusetts.

      Mr. Kevin Parker joined PeopleSoft in 2000 as Senior Vice President and Chief Financial Officer. In January 2002, Mr. Parker was promoted to Executive Vice President of Finance and Administration, Chief Financial Officer. Prior to joining PeopleSoft Mr. Parker served as Senior Vice President and Chief Financial Officer for Aspect Communications Corp., a customer relationship management software company, from 1999 to 2000. From 1996 to 1999, Mr. Parker was Senior Vice President of Finance and Administration at Fujitsu Computer Products of America. Previous posts include Chief Financial Officer, Controller and other financial management positions at Standard Microsystems, O’Neil Data Systems, Toshiba America Information Systems, CalComp and Price Waterhouse. Mr. Parker attended Clarkson University where he received a bachelor’s degree in Accounting.

      Mr. Phil Wilmington joined PeopleSoft in 1992. Before being promoted to his current role as Executive Vice President, Americas, Mr. Wilmington held various positions including President of the Services Division, Vice President of Emerging Markets, General Manager of the Financial Services business unit, and General Manager of the Midwest Region. Prior to joining us, Mr. Wilmington served as Executive Vice President of Field Operations at Trinet, Inc., and as Vice President of Sales and Operations at Tesseract Corp. Mr. Wilmington holds a bachelor’s degree in Marketing and Business Administration from Bradley University.

      Ms. Anne Jordan joined PeopleSoft in 1999 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining PeopleSoft, Ms. Jordan was Vice President, Administration and General Counsel for Sega of America, Inc., from 1994 to 1999. Prior to 1994 she was a partner in Carr & Ferrell and held positions as Vice President and General Counsel for Worlds of Wonder, Inc., Assistant General Counsel for Dole Foods, Inc., and corporate counsel for Beatrice Companies, Inc. and Gould Inc. Ms. Jordan received a bachelor’s degree from Northwestern University and a J.D. from DePaul University.

Item 2.	Properties

Facilities

      We lease approximately 2,330,000 square feet of office space of which approximately 82% is in the U.S.

      The Company headquarters are located in Pleasanton, California and consist of approximately 1,150,000 square feet of office facilities used for development, technical support, sales, marketing, customer service and administration. Additional domestic facilities include offices located in Santa Clara, Davis, Irvine, Livermore, Sunnyvale and Encino, California; Chicago, Illinois; Washington, D.C.; Englewood, Colorado; Cincinnati and Columbus, Ohio; Tulsa, Oklahoma; Seattle, Washington; American Fork, Utah; Milwaukee, Wisconsin; Atlanta, Georgia; Teaneck, New Jersey; Bethesda, Maryland; Dallas and Austin, Texas; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Coral Gables, Florida; Manchester, New Hampshire; St. Louis, Missouri and Phoenix, Arizona, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located abroad and used primarily for sales, marketing, customer support and administrative functions include facilities located in Toronto, Vancouver and Montreal, Canada; Reading, England; Madrid, Spain; Paris, France; Munich, Germany; Amsterdam, the Netherlands; Zurich, Switzerland; Singapore; Sydney and Melbourne, Australia; Tokyo, Japan; Mexico City, Mexico; Sao Paulo, Brazil and Buenos Aires, Argentina.

      Our facilities are suitable for their respective uses and, in general, are adequate to support the current and anticipated volume of business. We believe that suitable additional space will be available to accommodate expansion of our operations.

      The following information relates to our facilities in the U.S.:

      In December 1996, we entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments due beginning upon the completion of the construction, which occurred during the fourth quarter of 1998. The cost for the construction of the facility totaled $70.0 million including interest during the construction period. The rental payments equal the amount of interest under the agreement. The interest rate charged on amounts funded prior to the commencement of the lease payments was LIBOR plus 0.625% as measured on the date of each funding rollover. We began accruing interest concurrent with the lessor’s first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $4.5 million as of the end of the construction phase, was added to the construction cost. In 1998, we negotiated an amendment to this lease that extended the term of the lease until February 2003, with an option to renew for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the end of the lease term we do not purchase the property, we would guarantee a residual value to the lessor equal to 85% of the lessor’s cost of the facility. Under this lease, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends, and are subject to various other restrictions. As of December 31, 2001 we were in compliance with all covenants.

      In 1998, we purchased two parcels of land in Pleasanton, California for $50.0 million and entered into a five-year lease agreement for facilities to be constructed on one of the parcels. The lease was structured as an operating lease with rental payments due beginning upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled $105.0 million including interest costs during the construction period, which were added to the balance rather than paid. The interest rate on the obligation is a LIBOR based floating rate, which resets on a 1, 2, 3, or 6-month interval at our election. The rental payments equal the amount of interest under the agreement. We have an option to renew the lease for an additional five years, subject to certain conditions, or purchase the building for $105.0 million. If at the end of the lease term we do not purchase the property, we would guarantee a residual value to the lessor equal to 85% of the lessor’s cost of the facility. Under this lease, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends, and are subject to various other restrictions. As of December 31, 2001 we were in compliance with all covenants.

      In 1998, we entered into agreements to sell one of our Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The lease term is for 10 years. We have options to terminate up to 50% of the space at anytime following the initial four years of the lease term and the remaining 50% at any time following the fifth year of the term; or alternatively, we may extend the term of the lease in five-year increments up to 20 years. In September 2001, we exercised our option to terminate 50% of the space and will determine in 2002 if the remaining lease for 50% will be terminated or extended. Termination fees of $4.3 million are being accrued over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a financial statement gain of approximately $24.4 million, which is being amortized over the lease period. We hold a right of first refusal to additional space within the site as other tenants’ leases expire.

      In 2002, we will begin construction of a 180,000 square foot office building on 20 acres of land we own in Pleasanton, California. We anticipate that the building will cost approximately $45.0 million and will be completed in the third quarter of 2003(1).

Item 3.	Legal Proceedings

PeopleSoft Securities Class Action Litigation

      Beginning on January 29, 1999, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors, alleging violations of Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia v. Duffield, et al., C 99-0472, and a consolidated amended complaint was filed on December 6, 1999 naming the Company and David Duffield, Albert Duffield, Ronald Codd, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini and George Still as defendants.

      The Consolidated Complaint purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999. The Consolidated Complaint alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandoned all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of improper accounting related to the Company’s write-downs for “in-process research and development” in connection with various acquisitions, and improper accounting related to the Company’s spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

 (1) Forward-Looking Statement

      On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint, on which the Court entered an order a) dismissing all claims against defendants Albert Duffield, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, and George Still, without leave to amend; b) dismissing all claims relating to the time period prior to May 27, 1998; c) denying the motion to dismiss as to various forward-looking statements allegedly made by the Company between May 27, 1998 and January 28, 1999; and d) limiting the class period for which claims may be asserted to the same time period. A First Amended Complaint was filed on June 12, 2000. The Court had set a case management schedule pursuant to which the Company would be required to provide discovery to plaintiffs prior to May 11, 2001.

      On February 16, 2001, PeopleSoft agreed to a settlement of the litigation, which resulted in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which was funded by the Company’s Directors and Officers Liability Insurance. Final settlement approval was received in June 2001, and the final payment into the settlement fund occurred during the fourth quarter of 2001.

Shareholder Derivative Litigation

      On June 30, 2000, a shareholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action was based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that were dismissed in the federal action.

      On February 16, 2001, the defendants in the derivative suit agreed to a settlement, pursuant to which certain limited corporate therapeutics was offered, and in exchange for which all claims were dismissed with prejudice. The attorney’s fees for plaintiffs’ counsel were paid out of the $15.0 million settlement fund (detailed above in “PeopleSoft Securities Class Action Litigation”) in 2001.

Vantive Securities Class Actions

      Beginning on July 6, 1999, a series of securities class action lawsuits was filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs filed a First Consolidated Amended Complaint on November 15, 1999. The First Consolidated Amended Complaint added to the previous complaints, among other things, allegations of accounting improprieties. The Company’s motions to strike and to dismiss the First Consolidated Amended Complaint with prejudice were granted on March 21, 2000. On June 19, 2000, plaintiffs filed an appeal from the district court’s ruling in the Ninth Circuit Court of Appeal. On March 15, 2002, the appellate court affirmed the district court’s dismissal. The plaintiffs have ninety (90) days following the entry of that order to petition for review by the U.S. Supreme Court.

Wrongful Termination Litigation

      On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarborough v. PeopleSoft, Inc., Case No. 775405-2) by a former employee of the Company whose employment was terminated in November 1995. The complaint alleged causes of action for wrongful discharge, retaliation, age discrimination and harassment. The Company filed a cross complaint based upon plaintiff’s violation of Penal Code section 632 and the wrongful taking of proprietary information from the Company. The Company’s cross-complaint was severed for separate trial, and the trial on the complaint was bifurcated on the issues of liability and damages. On September 18, 2001, following a jury trial on the complaint only, the Court entered judgment on a verdict in favor of the plaintiff in the amount of $5.4 million. After judgment was entered on the complaint, the cross-complaint was settled. The terms of the settlement vary according to the resolution of the matter after all appellate and further trial proceedings are exhausted or expired. If, after all appeals and further proceedings are exhausted, a judgment remains against the Company for any amount of punitive damages, the judgment is to be reduced by forty thousand dollars ($40,000). If, after all appeals and further proceedings are exhausted, no judgment remains against the Company for any amount of punitive damages but a judgment remains for other damages, the judgment is to be reduced by fifteen thousand dollars ($15,000), or if no judgment remains against the Company, the plaintiff will pay the Company fifteen thousand dollars ($15,000). PeopleSoft is considering whether to appeal the judgment. In addition to the judgment already entered, the plaintiff has filed a motion seeking $8.1 million in attorney’s fees. That motion, set to be heard on March 25, 2002, will be vigorously opposed by PeopleSoft.

Other Matters

      The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on the financial position, results of the operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)	Our common stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol PSFT. The following table lists the high and low closing prices for the PeopleSoft Common Stock as reported on the Nasdaq for the last two years.

	High	Low

Fourth quarter of 2001	$42.55	$17.67
Third quarter of 2001	$47.76	$17.96
Second quarter of 2001	$49.23	$21.56
First quarter of 2001	$52.88	$19.00
Fourth quarter of 2000	$49.69	$27.75
Third quarter of 2000	$35.75	$15.88
Second quarter of 2000	$19.94	$12.19
First quarter of 2000.	$26.50	$18.06

      We have never paid cash dividends on our common stock and we currently do not anticipate paying any cash dividends in the foreseeable future(1). In addition, our facility lease prohibits the payment of cash dividends without the lessor’s consent.

      (b) As of March 18, 2002, the approximate number of stockholders of record was 2,443.

Other information

      Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving the Company more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, we have 2,000,000 shares of authorized Preferred Stock. We may issue shares of such Preferred Stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.

      Under a stockholder rights plan adopted in 1995, each share of our common stock carries the right, under certain circumstances, to purchase equity securities of PeopleSoft or an acquirer. Ten days after a tender offer or acquisition of 20% or more of our common stock, each right may be exercised for $190 to purchase one one-thousandth of one share of our Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of common stock. In addition after such rights are triggered, each right entitles the holder to purchase common stock with a fair value of twice the exercise price or, in certain circumstances, securities of the acquiring company for the exercise price. Each right expires in February 2005, and, during specified periods, we may redeem or exchange each right for $0.01 or one share of common stock, respectively.

(1)	Forward-Looking Statement

Item 6. Selected Consolidated Financial Data

	Years Ended December 31(a)(c),

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Revenues:
License fees	$645,421	$496,115	$339,676	$664,277	$509,666
Services	1,325,119	1,118,079	1,061,838	810,491	422,488
Development and other services	102,713	122,279	27,632	—	—

Total revenues	$2,073,253	$1,736,473	$1,429,146	$1,474,768	$932,154

Operating income (loss)	$251,972	$71,232	$(238,573)	$221,064	$166,221

Net income (loss)	$191,554	$145,691	$(177,765)	$139,938	$101,305

Diluted earnings (loss) per share(b)	$0.59	$0.48	$(0.67)	$0.50	$0.37

Shares used in diluted per share computation(b)	323,625	302,916	263,914	281,059	270,204

Total assets	$2,548,005	$1,985,150	$1,683,809	$1,623,525	$1,060,960

Long-term obligations	$17,659	$82,623	$69,078	$69,299	$69,362

NOTES:

(a)	Historical results of operations are not necessarily indicative of future results. Refer to “Factors That May Affect Our Future Results or The Market Price of Our Stock” under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of factors that may impact future results.

(b)	All share and per share amounts have been restated to reflect a two-for-one stock split of our common stock in December 1997. All prior period amounts have been restated to reflect the merger with The Vantive Corporation in December 1999, which was accounted for using the pooling of interests method of accounting.

(c)	No cash dividends have been declared or paid in any period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see “Factors That May Affect Future Results or The Market Price of Our Stock.” Forward-looking statements contained throughout this Report include but are not limited to those identified with a footnote (1) symbol. We undertake no obligation to update the information contained in this Item 7.

      As more fully described in the “Merger” section below, we merged with Vantive on December 31, 1999. The consolidated financial statements for 1999 included in this Annual Report on Form 10-K have been prepared using the pooling of interest method of accounting and therefore reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined for that year. Certain prior period amounts have been reclassified to conform to the current period presentation. Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows is also based on the assumption that PeopleSoft and Vantive were combined for 1999.

RESULTS OF OPERATIONS

      The following table indicates the percentage of total revenues and the percentage of period over period growth represented by certain line items in our consolidated statements of operations:

	Years Ended December 31,

	Percentage of
	Dollar Increase		Percentage of
	Year Over Year		Total Revenues

	01/00	00/99	2001	2000	1999

Revenues:
License fees	30%	46%	31%	29%	24%
Services	19	5	64	64	74
Development and other services	(16)	343	5	7	2

Total revenues	19%	22%	100%	100%	100%
Costs and expenses:
Cost of license fees	58%	(9)%	3%	2%	3%
Cost of services	15	7	34	35	39
Cost of development and other services	(16)	343	4	6	2
Sales and marketing expense	15	14	25	26	27
Product development expense	(7)	8	14	19	21
General and administrative expense	44	11	8	6	7
Product exit charges	(100)	244	n/a	2	n/a
Restructuring, merger and other charges	(100)	(106)	—	—	5
Contribution to Momentum Business Applications	n/a	(100)	n/a	n/a	12

Total costs and expenses	9%	—%	88%	96%	116%

Operating income (loss)	254%	130%	12%	4%	(16)%

      Net income increased $45.9 million or 32% to $191.6 million during 2001 as compared to $145.7 million during 2000 and increased in 2000 from a $177.8 million loss in 1999. Diluted income per share increased to $0.59 during 2001 compared to $0.48 during 2000 and a diluted loss per share of $0.67 in 1999.

      The results of operations for the year ended December 31, 2001, included the following items (after tax): (i) $4.9 million favorable adjustment to reduce existing restructuring reserves to reflect current estimates; (ii) $1.2 million charge for in-process research and development related to the acquisition of SkillsVillage,

Inc. and; (iii) $1.9 million charge for in-process research and development related to the acquisition of assets which was otherwise insignificant to the Company.

      The results of operations for the year ended December 31, 2000 included the following items (after tax): (i) $79.7 million gains from the sale of equity securities; (ii) $28.6 million charge related to product exit charges; and (iii) $2.8 million favorable adjustment to reduce existing restructuring reserves.

      The results of operations for the year ended December 31, 1999 included the following items (after tax): (i) $176.4 million charge related to the spin-off of Momentum; (ii) $2.7 million charge for restructuring; (iii) $49.4 million charge related to the merger with Vantive, product exit charges and write off of certain assets; and (iv) $29.7 million gain from the sale of equity securities.

      Excluding the above items, income increased $98.0 million or 107% to $189.8 million in 2001 as compared to $91.8 million in 2000 and increased 337% in 2000 from $21.0 in 1999.

Revenues

      We license software under non-cancelable license agreements and provide services including consulting, training, development and maintenance, consisting of product support services and periodic updates.

      Revenue from license fees increased by 30% to $645.4 million in 2001 from $496.1 million in 2000 and increased by 46% in 2000 from $339.7 million in 1999. The increase in revenues from license fees resulted primarily from increased licensing activity following the general availability of PeopleSoft 8 applications in 2000. We began shipping our first pure internet application suite, PeopleSoft 8, in September 2000 and began shipping PeopleSoft 8 CRM in June 2001. Due to the global economic slowdown and uncertain recovery, we expect that license revenue growth rate for the year 2002 may be less than in 2001(1).

      Revenue from services increased by 19% to $1,325.1 million in 2001 from $1,118.1 million in 2000 and increased by 5% in 2000 from $1,061.8 million in 1999. The increase in services revenue is primarily attributable to the growth of our installed customer base. The increase in revenue from services in 2001 can be allocated to increases in revenue from maintenance in the amount of $95.3 million, revenue from consulting in the amount of $101.0 million and revenue from training of $10.7 million. The increase in revenue from services in 2000 was primarily attributable to increases in revenue from maintenance in the amount of $75.1 million and consulting in the amount of $4.4 million, which were partially offset by a decrease in training revenue of $23.3 million. The decrease in training revenues during 2000 is partially attributable to the decline in licensing activity during 1999. As a percentage of total revenues, revenue from services was 64% in 2001 and 2000 and 74% in 1999. The decrease in service revenue as a percentage of total revenues during 2001 and 2000 reflects primarily the change in revenue mix during those years resulting from the increase in revenue from license fees and the increase in revenue from development and other services. Reductions or slowdowns in our license contracting activity during a given quarter may adversely impact our future consulting, training and maintenance service revenues since these revenues typically follow license contracting activity. Our ability to maintain or increase service revenue in the future primarily depends on our ability to increase our installed customer base and resubscribe existing customers to maintenance agreements. With the general availability of PeopleSoft 8 (including PeopleSoft 8 CRM which was released in June 2001), we expect that demand from our installed base and new customers for consulting, maintenance and training services will continue to increase over the next several quarters.(1)

      Revenue from development and other services decreased to $102.7 million in 2001 from $122.3 million in 2000 and increased in 2000 from $27.6 million in 1999. Pursuant to the terms of the development agreement with Momentum Business Applications, Inc. (“Momentum”), we perform development services on behalf of Momentum; Momentum pays one hundred ten percent (110%) of our fully burdened costs relating to the research and development we provide to them. Cost of development and other services decreased to $93.1 in 2001 from $111.1 million in 2000 and increased in 2000 from $25.1 million in 1999. As of December 31, 2001, most of the initial development projects undertaken by Momentum were completed.

(1) Forward-Looking Statement

      On January 29, 2002, pursuant to Momentum’s Restated Certificate of Incorporation, as amended, we exercised our option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. The price of the option, if exercised prior to February 15, 2002, is $90.0 million. Refer to “Subsequent Events” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about Momentum. The transaction is expected to close by March 31, 2002, subject to obtaining necessary governmental approvals(1). Thereafter, we do not anticipate any revenue from development services and any associated cost of development services from Momentum. Revenues earned by providing development services to Momentum comprised 5% of our total revenues of $2.1 billion for 2001.

Revenues by Segment

      At December 31, 2001, we were organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions (in thousands).

Revenues From External Customers	2001	2000	1999

North America	$1,583,059	$1,350,859	$1,142,132
International	490,194	385,614	287,014

Consolidated	$2,073,253	$1,736,473	$1,429,146

      Total revenues from the North America segment increased by 17% to $1,583.1 million in 2001 from $1,350.9 million in 2000 and increased by 18% in 2000 from $1,142.1 million in 1999. As a percentage of total revenues, revenues from the North America segment were 76% in 2001, 78% in 2000 and 80% in 1999. The dollar increase in the revenues from the North America segment is primarily attributable to the sales of additional PeopleSoft applications to our existing installed base and revenues related to new customers sales.

      Total revenues from the International segment increased by 27% to $490.2 million in 2001 from $385.6 million in 2000 and increased 34% in 2000 from $287.0 million in 1999. As a percentage of total revenues, revenues from the International segment were 24% in 2001, 22% in 2000 and 20% in 1999. The dollar increase in revenues from the International segment resulted primarily from increased sales attributable to increased globalization of our applications and increased focus on our international operations. Revenues from the Europe-Middle-East-Africa region represented 14% of total revenues in 2001 and 13% of total revenues in 2000 and 1999. No other international region had revenues equal to or greater than 10% of total revenues in 2001, 2000 or 1999.

      Revenues attributable to the U.S. were $1,496.0 million in 2001, $1,278.3 million in 2000 and $1,098.5 million in 1999. Revenues originated in each individual foreign country were less than 5% of total revenues during 2001, 2000 and 1999.

Costs and Expenses

      Our products are based on a combination of internally developed technology and application products, as well as bundled third-party products and technology. Cost of license fees consists principally of royalties, product warranty costs, technology access fees for certain third-party software products and amortization of capitalized software costs. Cost of license fees increased to $61.3 million in 2001 from $38.9 million in 2000 and decreased in 2000 from $42.6 million in 1999. The dollar increase in the cost of license fees in 2001 is primarily attributable to an increase of $11.7 million in royalties resulting from increased license fee revenue and an increase of $10.2 million in product and service warranty costs. The dollar decrease during 2000 was primarily due to a decrease in capitalized software amortization expense in the amount of $5.4 million, due in part to the write-off of the products acquired in the Intrepid and TriMark acquisitions, partially offset by increased royalty expense resulting from the increase in licensing activity during the year. As a percentage of

(1) Forward-Looking Statement

revenue from license fees, cost of license fees was 10% in 2001, 8% in 2000 and 13% in 1999. Cost of license fees as a percentage of license fee revenues will likely fluctuate from period to period due principally to the mix of sales of royalty-bearing software products in each period and fluctuations in revenues and given certain fixed expenses such as the amortization of capitalized software. On January 29, 2002, pursuant to Momentum’s Restated Certificate of Incorporation, as amended, we exercised our option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. Refer to “Subsequent Events” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about Momentum. This transaction is expected to close by March 31, 2002, subject to obtaining necessary governmental approvals. We anticipate that a substantial majority of the exercise price will be allocated to capitalized software, which we expect to amortize over a period of three to five years as cost of license fees. Therefore, the cost of license fees may increase during 2002(1).

      Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, post-installation support and training. Cost of services amounted to $698.3 million in 2001, $606.3 million in 2000 and $564.4 million in 1999, representing 53%, 54% and 53% of services revenue in those years. The dollar increase in cost of services during 2001 is primarily the result of an increase in the average headcount over the prior year required to support the growth in the installed customer base. The dollar increase in cost of services during 2000 is primarily the result of increased average headcount in the services organization during the second half of 2000 in anticipation of increased demand for consulting and installation services related to the general availability of PeopleSoft 8 in the second half of 2000. We expect that demand from our installed base and new customers for installation, consulting, support and training services will continue to increase over the next several quarters. Consequently, cost of services may increase in dollar amount, and may increase as a percentage of total revenues in future periods(1).

      Sales and marketing expenses totaled $513.9 million in 2001, $448.0 million in 2000 and $391.6 million in 1999, representing 25%, 26% and 27% of total revenues in those years. The increase during 2001 is primarily attributable to costs associated with the growth in the sales force and increased marketing campaigns. The increase during 2000 is primarily due to an increase in sales commissions of $45.0 million mainly resulting from the increase in licensing activity and an increase in marketing and advertising expenses of $44.9 million, both of which were partially offset by a decrease in salaries and other compensation costs of $11.4 million, a decrease in facilities expenses of $9.7 million, a decrease in travel and entertainment expenses of $7.9 million, and a decrease in depreciation expenses of $3.0 million. Sales and marketing expenses as a percentage of total revenues have declined over each of the three years ended December 31, 2001, 2000 and 1999 due to increases in total revenues. Sales and marketing expenses may increase in dollar amount and as a percentage of total revenues in future periods as we increase our sales force and marketing and advertising expenses in support of PeopleSoft 8 to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products(1).

      Product development expenses consist of costs related to our staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Product development expenses were $299.0 million in 2001, $320.5 million in 2000 and $297.2 million in 1999, representing 14%, 19% and 21% of total revenues in those years. Product development costs capitalized were $4.2 million in 2000 and $1.5 million in 1999. No product development costs were capitalized in 2001, other than product development costs acquired through business combinations or purchased from third parties. The dollar decrease in product development expenses in 2001 is primarily attributable to fewer outside contractors being required for development initiatives. The dollar increase in product development expenses in 2000 is primarily the result of our completion of PeopleSoft 8, our first pure HTML internet offering, which includes internet technologies, such as XML, publish-subscribe and business interlinks. Our current focus in application development is to extend our software offerings by delivering enhanced functionality and develop a number of new applications in our best of breed, integrated application suites: Human Resources, Financials, Customer Relationship Management and Supply Chain Management(1). As part of this investment we anticipate investing in additional global product requirements and industry specific

(1) Forward-Looking Statement

requirements(1). However, we cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. On January 29, 2002, pursuant to Momentum’s Restated Certificate of Incorporation, as amended, we exercised our option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. Refer to “Subsequent Events” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about Momentum. This transaction is expected to close by March 31, 2002, subject to obtaining necessary governmental approvals. After the transaction has closed, we will no longer conduct product development on Momentum’s behalf. As a result, we expect that the dollar amount invested in software product development expenses will moderately increase during 2002.(1).

      General and administrative expenses were $155.6 million in 2001, $108.1 million in 2000 and $97.4 million in 1999, representing 8%, 6% and 7% of total revenues in those years. The dollar increase in 2001 is partially due to increases in employee compensation and benefits costs, due in part to a 16% increase in average administrative headcount from the prior year and general and administrative infrastructure investments made during the year. Furthermore, we recorded an additional $5.9 million in non-product related litigation expense and an additional $12.4 million in our provision for doubtful accounts during 2001. The dollar increase in 2000 is primarily due to increases in employee compensation and benefits costs due in part to a 16% increase in the average administrative headcount during the year, partially offset by a decrease in provision for doubtful accounts of $3.5 million.

Product Exit Charges

      We did not record any product exit charges in 2001. During the third quarter of 2000, we recorded product exit charges in the amount of $35.9 million related to the impairment and write off of the unamortized cost of capitalized software, customer list and goodwill related to two products acquired as part of the Intrepid and TriMark acquisitions. During 1999, we recorded product exit charges in the amount of $10.4 million related primarily to the impairment and write off of the unamortized cost of capitalized software related to a product acquired during the Intrepid acquisition.

Restructuring, Merger and Other Charges

      The following table sets forth the components of “Restructuring, merger and other charges” for the years ended December 31, (in thousands):

	2001	2000	1999

Restructuring and exit charges (adjustments)	$(5,064)	$(3,537)	$27,198
Merger transaction costs	176	—	15,835
Asset write-offs	—	—	19,575
Acquired in-process research and development charges	4,900	—	—

Restructuring, merger and other charges	$12	$(3,537)	$62,608

     Merger

      On December 31, 1999, we merged with Vantive, a supplier of customer relationship management applications, in a business combination accounted for using the pooling of interests accounting method. We acquired all of the outstanding capital stock of Vantive in exchange for approximately 23.3 million shares of PeopleSoft common stock and our assumption of approximately 4.9 million Vantive outstanding stock options. The accompanying consolidated financial statements for 1999 have been restated to give effect to the combination.

 (1) Forward-Looking Statement

      Combined and separate results of the companies for the one-year period ended December 31, 1999, the date of the Vantive acquisition, are as follows (in thousands, except per share amounts):

	PeopleSoft	Vantive	Adjustments	Combined

1999
Total revenues	$1,237,871	$191,518	$(243)	$1,429,146
Net (loss) income	(167,941)	(9,988)	164	(177,765)
Diluted net income (loss) per share	(0.69)	(0.37)	0.39	(0.67)

      Fees and expenses incurred in connection with the Vantive acquisition and the integration of the companies were charged in the accompanying consolidated statements of operations for the year ended December 31, 1999 as required under the pooling of interests method of accounting. Those fees and expenses included transaction costs of approximately $15.8 million relating to financial advisory, legal, and accounting fees, employee costs payable at the time of the merger and other direct expenses. In addition, we incurred $12.3 million in charges for the write-off of duplicative equipment and other fixed assets and recorded restructuring and exit charges of $21.8 million relating to employee severance, costs associated with the elimination of excess facilities and costs to terminate contracts with third parties who provide redundant or conflicting services.

Asset write-offs

      Asset write-offs in 1999 include write-offs of duplicative property and equipment as a result of the merger with Vantive in the amount of $12.3 million, leasehold improvements write-offs of $4.0 million related to the abandonment of facilities with leasehold improvements that had not been fully depreciated at the time the decision to abandon the facilities was made, and write-offs of operating assets associated with the termination of projects and relationships that were inconsistent with changes in the operational direction of Vantive, prior to the merger with PeopleSoft, in the amount of $3.2 million.

      Acquired in-process research and development charges of $4.9 million in 2001 are attributable to a $3.0 million charge related to an acquisition in the third quarter of 2001 which was otherwise insignificant to PeopleSoft and a $1.9 million charge related to the acquisition of SkillsVillage, Inc. in the second quarter of 2001. For additional discussion of the acquired in-process research and development charges see “Business Combinations.” In 2002, we expect charges associated with purchased in-process research and development to impact results of operations as we consummate business combinations and technology purchases.(1).

Restructuring and Exit Charges

      During the first quarter of 1999, we adopted a restructuring plan and incurred restructuring charges of $4.4 million. We eliminated approximately 430 redundant and unnecessary positions, primarily in the U.S. in the administration, sales support and marketing support areas. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flows.

      During the second and third quarters of 1999, Vantive, which subsequently merged with us, adopted a restructuring plan and incurred restructuring charges of $1.1 million, which included employee severance and non-cash compensation expense. As a result of these restructuring actions, five U.S. employees, in the management and administration areas separated from Vantive. All severance costs associated with this restructuring were paid in 1999 and were funded through operating cash flows.

      In the fourth quarter of 1999, we incurred exit charges in the amount of $21.8 million to consolidate the worldwide operations of PeopleSoft and Vantive. The exit charges included employee severance, costs associated with the elimination of excess facilities, and costs to terminate contracts with third parties that provide redundant or conflicting services. Forty-three employees in redundant positions in the U.S., primarily in the management and administration areas, left PeopleSoft during 2000 as a result of these exit activities. All

 (1) Forward-Looking Statement

severance costs associated with this restructuring were paid in 2000 and were funded through operating cash flows.

	Employee
Restructuring and Exit Reserves	Costs	Leases	Other	Total

Provision for restructuring and exit activities	$9,578	$5,870	$11,750	$27,198
Cash payments	(8,344)	(1,350)	(3,114)	(12,808)
Non-cash items	(449)	—	—	(449)
Adjustments to reflect current estimate	(785)	—	(2,752)	(3,537)

Balance as of December 31, 2000	$—	$4,520	$5,884	$10,404

Cash payments	—	(1,252)	—	(1,252)
Adjustments to reflect current estimate	—	—	(5,064)	(5,064)

Balance as of December 31, 2001	$—	$3,268	$820	$4,088

Contribution to Momentum Business Applications

      During 1998, we formed Momentum Business Applications, a research and development company designed to develop eBusiness, analytic applications and industry-specific software products. All of the outstanding shares of Momentum Class A Common Stock were transferred to a custodian on December 31, 1998. In January 1999, Momentum was spun off as an independent company resulting in the distribution of the Class A Common stock as a dividend to holders of PeopleSoft Common Stock. We incurred a charge of $176.4 million in 1999, which represents a $250.0 million contribution to Momentum less a $78.6 million dividend recorded as of December 31, 1998, investment banker fees of $2.9 million, other expenses related to the formation of Momentum, and other expenses incurred by Momentum. On January 29, 2002, pursuant to Momentum’s Restated Certificate of Incorporation, as amended, we exercised our option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. This transaction is expected to close by March 31, 2002, subject to obtaining necessary governmental approvals. Refer to “Subsequent Events” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about Momentum.

Other Income, Net

      The following table sets forth the components of “Other income, net” (in thousands):

	Years Ended December 31,

	2001	2000	1999

Interest income	$42,730	$42,218	$23,526
Interest expense	(3,806)	(4,013)	(4,107)
Gain on sale of corporate equity securities	—	129,600	51,281
Other	(1,321)	(1,830)	1,475

Other income, net	$37,603	$165,975	$72,175

      The increase in interest income during 2001 and 2000 from 1999 was primarily due to an increase in cash and investment balances partially offset by a decrease in interest rates. The gains on sale of corporate equity securities in 2000 and 1999 relate to the sale of investments in publicly traded start-up companies.

Provision for Income Taxes

      Our income tax provision increased to $98.0 million in 2001 from $91.5 million in 2000 and increased in 2000 from $11.4 million in 1999. Excluding the impact of one-time net charges of $1.8 million in 2001, one-time net gains of $97.2 million in 2000 and one-time net charges of $195.0 million in 1999, the Company’s effective tax rate was 34.5% in 2001 and 2000 and 35.6% in 1999. The 2000 rate is lower than the 1999 rate mainly due to the recognition of previously unrecognized foreign tax benefits. The net deferred tax assets at December 31, 2001 were $153.0 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income. We increased our valuation allowance by $5.3 million in 2001 to a total of $26.7 million. The increase relates mainly to limitations on foreign tax credit utilization due to stock option deductions.

Business Combinations

      These following acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not significant to us on either an individual or an aggregate basis. In addition to the 2001 acquisition of SkillsVillage, Inc., discussed below, we entered into a transaction to acquire technology from Cohera Corporation, which was not significant to our financial statements. As part of our growth strategy, we anticipate additional acquisition activity which may be significant to us on either an individual or an aggregate basis(1). During the years ended December 31, 2001, 2000 and 1999, we completed the following acquisitions:

SkillsVillage, Inc.

      On May 31, 2001, we acquired the assets and assumed liabilities of SkillsVillage, Inc. (“SkillsVillage”), through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the process of procuring and managing contract services. The aggregate purchase price of $31.5 million included the issuance of 398,029 shares of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million, and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. After the term of the escrow has elapsed, escrow amounts will be accounted for as additional purchase price and amounts remaining in the escrow account will be distributed to former SkillsVillage shareholders.

      We allocated the excess purchase price over the fair value of the net tangible assets acquired to the following intangible assets: $21.7 million to goodwill, $4.8 million to completed products and technology, $1.9 million to in-process research and development and $0.8 million to assembled workforce. As of the acquisition date, the technological feasibility of the in-process technology had not been established and had no alternative future use and we expensed the $1.9 million in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized based on their estimated useful lives of four years (see “Newly Issued Accounting Standards” related to the elimination of goodwill amortization beginning in the first quarter of 2002).

      In performing this allocation, we considered, among other factors, our intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of SkillsVillage’s products. The projected incremental cash flows were discounted back to their present value using discount rates of 18% and 23% for developed and in-process technology, respectively. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

(1) Forward-Looking Statement

Distinction Software, Inc.

      In August 1999, we acquired all of the outstanding equity interests of Distinction Software, Inc. (“Distinction”), a supply chain management software company. We paid an aggregate purchase price of $15.2 million. Significant components of the purchase price included issuance of shares of common stock with a fair value of $11.9 million, issuance of options to purchase common stock with a fair value of $0.1 million and forgiveness of debt in the amount of $3.2 million.

      We allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $11.1 million to goodwill, $3.0 million to completed products and technology, $1.1 million to customer list and $0.1 million to assembled workforce. The capitalized intangible assets are being amortized over their estimated useful lives of two to four years (see “Newly Issued Accounting Standards” related to the elimination of goodwill amortization beginning in the first quarter of 2002).

      In performing this allocation, we considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Distinction’s products. We determined that technological feasibility had been reached for the products acquired and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 22% for developed technology. This discount rate was determined after consideration of our cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will occur as estimated.

TriMark Technologies, Inc.

      In May 1999, we acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. (“TriMark”), through a business combination accounted for as a purchase. The assets acquired included Transcend, TriMark’s UNIX based client/server administration solution for annuity and life insurance processing. Significant components of the aggregate purchase price of $29.9 million included issuance of shares of common stock with a fair value of $18.1 million, issuance to TriMark employees of options to purchase common stock with a fair value of $8.2 million, and forgiveness of debt of $3.6 million.

      We allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $14.1 million to goodwill, $10.6 million to completed products and technology, $4.9 million to customer list and $0.4 million to assembled workforce. The capitalized intangible assets were to be amortized over their estimated useful lives of three to five years (see “Newly Issued Accounting Standards” related to the elimination of goodwill amortization beginning in the first quarter of 2002).

      In performing this allocation, we considered, among other factors, our intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of TriMark’s product. We determined that technological feasibility had been reached for the Transcend product prior to the date of acquisition and therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 20% for developed technology. This discount rate was determined after consideration of our cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      We integrated the completed products and technology acquired from TriMark into PeopleSoft Insurance Administration (“IA”) product, which became available during June of 1999. However, we were not able to conclude any sales of the IA product following the TriMark acquisition. During the third quarter of 2000, we decided that we would cease further development, marketing and sales efforts on the IA product. Conse-

quently, we did not expect any future cash flows from the IA product, resulting in an impairment of the unamortized cost of the following intangible assets acquired during the TriMark acquisition: goodwill ($12.9 million), capitalized software ($7.5 million) and customer list ($3.8 million). As a result, we recorded product exit charges in the amount of $24.2 million in the third quarter of 2000.

Subsequent Events

Momentum Business Applications

      On January 29, 2002, pursuant to Momentum’s Restated Certificate of Incorporation, as amended, we exercised our option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. The price of the option, if exercised prior to February 15, 2002, is $90.0 million. The $90 million purchase price will be paid in cash. The transaction is expected to close by March 31, 2002, subject to obtaining necessary governmental approvals, and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the first quarter of 2002, the period in which the transaction is expected to close. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, we cannot estimate the amount of the in-process research and development charge, but we do not anticipate that it will be a significant portion of the purchase price(1).

Annuncio Software, Inc.

      On January 11, 2002, we announced that we had entered into a definitive agreement to purchase the intellectual property and certain assets of Annuncio Software, Inc. (“Annuncio”). The total cash purchase price is expected to be approximately $25.5 million. The intellectual property of Annuncio, a privately held company, consists of marketing automation solutions for email and web customer interaction. The transaction was completed in the first quarter of 2002 and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the first quarter of 2002, the period in which the transaction is expected to close. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, we cannot estimate the amount of the in-process research and development charge, but we do not anticipate that it will be a significant portion of the purchase price(1).

Vantive Securities Class Actions

      On March 15, 2002, the Ninth Circuit Court of Appeal affirmed the district court’s March 21, 2000 ruling granting the Company’s motion to strike and dismiss with prejudice a series of securities class action lawsuits filed beginning on July 6, 1999 against Vantive. The securities class action lawsuits were consolidated and a First Consolidated Amended Complaint was filed by Plaintiffs on November 15, 1999 alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and alleging accounting improprieties. The Plaintiffs have ninety (90) days following the entry of the Ninth Circuit Court’s order of dismissal to petition for review by the U.S. Supreme Court.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 1 to the consolidated financial statements. We believe policies and estimates related to revenue recognition, capitalized software, allowance for doubtful

(1) Forward-Looking Statement

accounts, product and service warranty and deferred income taxes represent our critical accounting policies and estimates. Future results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

      License Revenue. We recognize revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, all revenue is deferred until sufficient evidence exists or all elements have been delivered. When we enter into a license agreement requiring that we provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting.

      Services Revenue. Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

      We recognize our revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We believe that we are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

Capitalized Software

      We capitalize the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). Our policy is to capitalize the costs associated with development of new products, but expense the costs associated with new releases, which consist of enhancements or increased functionality of existing products. We continually evaluate the recoverability of capitalized software costs including software acquired through acquisitions or by direct purchase of technology.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against loses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Product and Service Warranty

      We provide for estimated cost of product and service warranties based on historical activity. If actual warranty activities differ from our estimates, revisions to the estimated warranty liability would be required.

Deferred Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded.

Newly Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statements of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141, effective June 30, 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The pooling of interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS 141 are similar to prior generally accepted accounting principles (“GAAP”), although SFAS 141 requires additional disclosures for transactions occurring after the effective date. Under SFAS 141, we will continue to immediately write off in-process research and development. SFAS 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP. Beginning in the first quarter of 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $13.5 million. Unamortized goodwill was $32.2 million as of December 31, 2001. We will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS 142. We do not anticipate that an impairment charge, if any, arising from an assessment in 2002 will be significant.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not anticipate that a charge, if any, related to the adoption of SFAS 143 in 2002 will be significant.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144, which replaces SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate a charge, if any, related to the adoption of SFAS 144 in 2002 will be significant.

      In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. We have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We will adopt the Announcement beginning in the first quarter of 2002. The Announcement is not expected to have a significant impact on gross margin and will have no effect on net income, but will increase services revenue and cost of services.

      In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards no later than the quarter ending March 31, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. We believe that reclassification under EITF 00-25 and EITF 01-09 will not significantly affect our gross margin or net income, although reclassification will change the presentation of certain revenue and expense items contained within our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2001, we had $433.7 million in cash and cash equivalents and $1.2 billion in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-exempt money market funds and highly liquid debt securities of corporations, and municipalities. Working capital at December 31, 2001 was $1,294.3 million. We believe that the combination of cash and cash equivalents and short-term investment balances and potential cash flow from operations will be sufficient to satisfy our cash requirements, including the anticipated first quarter purchases of Momentum and Annuncio, the third quarter debt maturity, and expected purchases of property and equipment at least through the next twelve months.(1).

      Cash provided by operating activities was $467.0 million during 2001 and $121.9 million during 2000 and cash used in operating activities was $17.9 million during 1999. The increase in cash from operating activities from 2000 to 2001 is primarily due to an increase in net income, decrease in accounts receivable, decrease in income taxes receivable, increase in depreciation and amortization, decrease in the gain on sale of investments and increase in the tax benefits from exercise of stock options, partially offset by the decrease in deferred revenues and cash received from sale of accounts receivable. The increase in cash provided by operating activities from 1999 to 2000 is primarily due to the $176.4 million contribution to Momentum Business Applications in 1999 partially offset by an increase in accounts receivable and an increase in the gain on sale of investments.

      Cash used in investing activities was $909.1 million during 2001, $53.6 million during 2000 and $90.8 million during 1999. Our principal use of cash in investing activities during 2001 resulted from net purchases of investments, principally of a short-term duration, of $790.7 million, purchases of property and equipment of $92.0 million and acquisitions of $26.4 million. Our principal use of cash in investing activities during 2000 resulted from purchases of property and equipment of $102.3 million, which were partially offset by net proceeds from maturities and sales of investments of $52.7 million. Our principal use of cash in investing activities during 1999 resulted from net purchases of investments of $34.3 million and purchases of property and equipment of $57.2 million.

      Cash provided by financing activities was $238.6 million during 2001 and $169.9 million during 2000 and cash used in financing activities was $7.0 million during 1999. The principal source of cash provided by financing activities during 2001 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program totaling $269.2 million, which was partially

 (1) Forward-Looking Statement

offset by $20.0 million in purchases of treasury stock under a $100.0 million share repurchase plan authorized by the Board of Directors and $10.5 million net repurchase of convertible subordinate debt. The principal source of cash provided by financing activities during 2000 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program totaling $185.8 million, which was partially offset by $15.0 million in purchases of treasury stock. Our principal use of cash in financing activities during 1999 was our distribution of $78.6 million in Momentum shares to PeopleSoft stockholders, which was partially offset by proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program in the amount of $71.6 million.

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2001 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in millions).

	Payments Due By Period

	Total	1 Year or Less	1 - 3 Years	After 3 Years

Short term convertible debt	$57.0	$57.0	—	—
Operating leases(a)	193.5	67.3	$88.8	$37.4

Total	$250.5	$124.3	$88.8	$37.4

(a)	Under certain office leases in Pleasanton, California, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends, and are subject to various other restrictions.

Commercial Commitments

      We have commercial commitments related to certain office facility leases in Pleasanton, California. We have guaranteed a residual value to the lessors equal to 85% of the lessors’ cost of the facilities, which totaled $175.0 million.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OR

THE MARKET PRICE OF OUR STOCK

      We have identified certain forward-looking statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K with a footnote (1) symbol. We may also make other forward-looking statements from time to time, both written and oral. Forward-looking statements give our expectations about the future and are not guarantees. Forward-looking statements apply as of the date they are made and we do not undertake any obligations to update them to reflect changes that occur after that date. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2001, 2000 and 1999 contained elsewhere in this Form 10-K.

Regional and/or global changes in economic, political and market conditions could cause decreases in demand for our software and related services which could negatively affect our revenue and operating results and the market price of our stock.

      Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in the delay or canceling of customer purchases. Some of our competitors have recently announced that the current economic conditions have negatively impacted their financial results. In addition, recent developments associated with terrorist attacks on United States’ interests have resulted in economic, political and other uncertainties, which could adversely affect our revenue growth and operating results. If demand for our software and related services decrease, our revenues may decrease and our operating results would be adversely affected. Our inability to license software products to new customers may cause our stock price to fall.

Our quarterly operating results may be difficult to predict and may fluctuate substantially, which may adversely affect our stock price.

      Our revenues and results of operations may be difficult to predict and may fluctuate substantially from quarter to quarter. Our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, our net income may be adversely affected. Many factors can affect our quarterly operating results, including the following:

•	a significant number of our license agreements are typically completed within the last few weeks of the quarter;

•	our sales cycle is relatively long and can vary as a result of our expanding our product line and the complexity of a customer’s overall business needs;

•	the complexity and size of license transactions can result in protracted negotiations;

•	the effect of economic downturns and global political conditions may result in decreased product demand, price erosion, work slowdowns and layoffs that may substantially reduce sales of licenses and services;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions; and

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchase decisions.

We may be required to defer recognition of license revenue for a significant period of time after entering into a license agreement, which could negatively impact our financial results.

      We may have to delay recognizing license or service related revenue for a significant period of time for a variety of types of transactions, including:

•	transactions that include both currently deliverable software products and software products that are under development or contain other currently undeliverable elements;

•	transactions where the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	transactions that involve extraordinary acceptance criteria or identified product-related performance issues; and

•	transactions that include contingency based payment terms or fees.

      These factors and other specific requirements under GAAP for software revenue recognition, require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Sometimes we are unable to negotiate terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

      Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

      However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

A reduction in our contracting activity may result in reduced services revenues in future periods.

      Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may impact our consulting, training and maintenance service revenues in future periods.

Our future revenue is substantially dependent upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services.

      Our installed customer base has traditionally generated additional revenue from consulting services, renewed maintenance and licenses of other products. The maintenance agreements are generally renewable annually at the option of the customers and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may not necessarily purchase additional products or services. If our customers fail to renew their maintenance agreements or purchase additional products or services, our revenues could decrease.

Increases in services revenues as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

      We realize lower margins on service revenues than on license revenues. In addition, services which we outsource to third parties generally yield lower gross margins than our service business overall. As a result, if service revenues increase as a percentage of total revenue or if revenues from outsourced services increase as a percentage of total services revenue, our gross margins will be lower and our operating results may be adversely affected.

Our margins may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in our industry.

      We compete with a variety of software vendors in all of our major product lines, including vendors of enterprise application software, manufacturing software applications, CRM applications, human resource management system software and financial management systems software. In addition, we compete with numerous small firms that offer products with new or advanced features. Some of our competitors may have advantages over us due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources, or exclusive intellectual property rights. At least one competitor has a larger installed base than we do.

      If competitors offer more favorable payment terms, contractual implementation terms, or product or service warranties, or offer product functionality which we do not currently provide, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and may adversely affect operating results.

As our international business grows, we will become increasingly subject to currency risks and other costs and contingencies that could adversely affect our results.

      We continue to invest in the expansion of our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing economic and political conditions that could adversely affect our results of operations. The following factors, among others, present risks that could have an adverse impact on our business:

•	conducting business in currencies other than United States dollars subjects us to currency controls and fluctuations in currency exchange rates;

•	inability to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	increased cost and development time required to adapt our products to local markets;

•	lack of experience in a particular geographic market;

•	legal, regulatory, social, political, labor or economic uncertainties in a specific country or region, including loss or modification of exemptions for taxes and tariffs, import and export license requirements, trade restrictions, war, terrorism and civil unrest; and

•	higher operating costs due to local law or regulation.

Our future success depends on our ability to continue to attract and retain qualified employees in a highly competitive labor market.

      We believe that our future success will depend upon our ability to continue to attract, train, retain and effectively manage highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the software industry. At times, we have had difficulty locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. Industry-wide use of non-compete or similar agreements by our competitors further decreases the pool of available sales and technical personnel. These challenges will remain for the foreseeable future.

The loss of key personnel could have an adverse effect on our operations and stock price.

      We believe that there are certain key employees within the organization, primarily in the senior management team, who are necessary for us to meet our objectives. Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could adversely affect our continued growth. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

If we fail to compete effectively and introduce new products and service offerings, our results of operations and business financial condition will suffer.

      The market for our software products is intensely competitive and is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The competitive environment demands that we constantly improve our existing products and create new products. Our future success will depend in part upon our ability to:

•	enhance and expand our core applications;

•	successfully integrate third-party products;

•	enter new markets;

•	improve our existing products and develop new ones to keep pace with technological developments, including developments related to the internet;

•	satisfy increasingly sophisticated customer requirements; and

•	maintain market acceptance.

      If we are unable to meet these challenges, our results of operations and our business financial condition will be adversely affected and our stock price will decline. Our failure to drive or adapt to new and changing industry standards or third party interfaces could adversely affect sales of our products and services.

      Our software products can be licensed for use with a variety of popular industry standard relational database management system platforms. There may be future or existing relational database platforms that achieve popularity in the marketplace which may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we are unable to achieve market acceptance of new user interfaces that we support or adapt to popular new user interfaces that we do not support, our sales and revenues may be adversely affected.

      Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. If we are not able to maintain software performance across accepted platforms and operating environments, our sales of products and service revenues could be adversely affected.

We may be required to undertake a costly redesign of our products if third-party software development tools become an industry standard.

      Our software products include a suite of proprietary software development tools, known as PeopleTools, which are fundamental to the effective use of our software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own as the accepted industry standard. If a software product other than PeopleTools were to emerge as a clearly established and widely accepted industry standard, we may not be able to adapt PeopleTools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify PeopleTools or to redesign our software products to accommodate the new industry standard. This would be expensive and time consuming and may adversely affect results of operations and the financial condition of the business.

A decline in customers’ ability or willingness to migrate software applications to an internet architecture could adversely affect continued market acceptance and sales of PeopleSoft 8 and future internet-based products.

      With PeopleSoft 8, use of a web browser as the user interface replaces the traditional desktop access through networked Microsoft Windows®-based personal computers. Dependable access to software applications via the internet or an intranet involves numerous risks, including security, availability and reliability. There is a risk that some customers will not be willing or able to implement internet-based applications. If they do not, revenues may be reduced and operating results may be adversely affected.

As our software offerings increase in scope and complexity, detection and correction of errors may become more difficult, may increase costs, may slow the introduction of new products and may result in more costly performance and warranty claims.

      Our software programs, like all software programs generally, may contain a number of undetected errors despite internal and third party testing. Increased complexity of the software and more sophisticated expectations of customers may result in higher costs to correct such errors and delay the introduction of new products or enhancements in the marketplace.

      Product software errors could subject us to product liability, performance and/or warranty claims. Although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us were to be successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.

If we lose access to critical third-party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed, potentially hurting our competitive position.

      We license numerous critical software and technology from third parties, including some competitors, and incorporate them into our own software products. If any of the third-party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third-party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services.

Disruption of our relationships with third-party systems integrators could adversely affect revenues and results of operations.

      We build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing and deployment of our software application products. Our current and potential customers often rely on third-party system integrators to develop, deploy and manage applications. We believe that our relationships with these companies enhance our marketing and sales efforts. However, if our alliance partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the successful implementation of our software products, we may lose customers. Moreover, our relationships with these companies are not exclusive, and they are free to start, or in some cases increase, the marketing of competitive business application software, or to otherwise discontinue their relationships with us or the support of our products. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend our software if our products are more difficult or costly to install and maintain than competitors’ similar product offerings. Disruption of our relationships with these companies could adversely affect sales, revenues and results of operations.

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

      From time to time, we acquire or invest in complementary companies, products or technologies, and enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

•	we may have difficulty assimilating the operations and personnel of the acquired company;

•	we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	our ongoing business may be disrupted by transition and integration issues;

•	we may not be able to retain key technical and managerial personnel from the acquired business;

•	we may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	our relationships with employees and customers could be impaired;

•	our due diligence process may fail to identify significant issues with product quality, product architecture, legal contingencies, and product development, among other things; and

•	we may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

The pending acquisition of Momentum may have a negative impact on our future results of operations.

      On January 29, 2002, we exercised our option to purchase all of the outstanding Class A common stock of Momentum for $90.0 million in cash. Upon the closing of this acquisition, which is expected to occur by March 31, 2002, subject to obtaining necessary governmental approvals, Momentum will become a wholly-owned subsidiary of PeopleSoft. Going forward, future development services revenues from Momentum will be eliminated. The elimination of future development services revenues from Momentum, the potential future cost of internally funding development efforts, the future amortization expense associated with the purchased technology, and the possible future impairment of acquired assets may have a negative impact on our future financial results.

Our intellectual property and proprietary rights may offer only limited protection. Our products may infringe third-party intellectual property rights, which could result in material costs.

      We consider certain aspects of our internal operations, and our software and documentation to be proprietary, and we primarily rely on a combination of contract, patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. Pending patent applications may not result in issued patents and, even if issued, the patents may not provide any meaningful protection or competitive advantage. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, there can be no assurances that these agreements will not be breached, that we have adequate remedies for any breach or that our trade secrets will not otherwise become known. Moreover, the laws of some countries do not protect proprietary intellectual property rights as effectively as do the laws of the United States. Protecting and defending our intellectual property rights could be costly regardless of venue.

      Through an escrow arrangement, we have granted many of our customers a contingent future right to use our source code solely for internal maintenance services. If our source code is accessed through the escrow, the likelihood of misappropriation or other misuse of our intellectual property may increase.

      Our competitors may independently develop technology that is substantially equivalent or superior to our technology. Third parties may assert infringement claims against us more aggressively in the future, especially in light of recent developments in patent law expanding the scope of patents on software. These assertions could result in costly and time-consuming litigation, including damage awards or present the need to enter into royalty arrangements which would decrease margins and may adversely affect the results of operations.

The uncertainty around the continuing introduction of the Euro may affect us adversely.

      PeopleSoft 8 contains European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro has only recently become a legally required currency in member nations, it is likely that not all issues related to conversion to EMU have surfaced yet, and some that do emerge may not have been adequately addressed. In addition, our products may be used with third-party products that may or may not be EMU compliant. Although we continue to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly under EMU may adversely affect our revenues or require us to incur unanticipated expenses to remedy any problems.

Terrorist activity may interfere with our ability to conduct business.

      Terrorist attacks on United States interests similar to those of September 11, 2001, present a potential threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices which could involve significant capital expenditure and result in loss of focus and distraction of management and development and sales employees. Moreover, an actual or perceived increase in risk of travel due to further terrorist may reduce our ability to demonstrate products and meet with prospective customers, which may adversely affect our ability to close sales and meet projected forecasts. Although built to state of the art structural standards, our data center near our Pleasanton headquarters could be vulnerable to attack using large explosives or sophisticated or unorthodox weapons. Significant structural damage to the data center could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Our stock price has been and may remain volatile.

      The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	acquisitions of new products or significant customers by us or our competitors;

•	developments with respect to our patents, copyrights or other proprietary rights of or our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and by other rapid dissemination means;

•	changes in management;

•	conditions and trends in the software industry;

•	announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry;

•	general market conditions.

      In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

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

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of PeopleSoft or limit the price investors might be willing to pay for our stock.

      Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such events would be beneficial to the interests of the stockholders. These provisions include adoption of a Preferred Shares Rights Agreement, commonly known as a “poison pill” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.

      The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of PeopleSoft, including transactions in which our stockholders might otherwise receive a premium over the fair market value of PeopleSoft’s common stock.

Item 7A. Financial Risk Management

Foreign Exchange Risk

      Our revenue originating outside the United States was 28%, 26% and 23% of total revenues in 2001, 2000 and 1999. International revenues generated from the Europe-Middle-East-Africa region were 14% in 2001 and 13% in 2000. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

      Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

      Our exposure to foreign exchange rate fluctuations arise in part from intercompany transactions in which the cost of software, including certain development costs, incurred in the United States is charged to our foreign sales subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

      We have a foreign exchange hedging program designed to mitigate the potential for future adverse impacts on intercompany balances due to changes in foreign exchange rates. The program uses forward exchange contracts as the vehicle for hedging significant intercompany balances. We use two foreign exchange banks for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of three months or less. Gains and losses on the settled contracts are included in “Other income, net” in the accompanying consolidated statements of operations and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in “Other income, net.” The foreign currency hedging program is managed in accordance with a corporate policy approved by our Board of Directors.

      At December 31, 2001, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
Functional Currency	Notional Amount	Average Exchange Rate

Euros	$19.3 million	1.139
Hong Kong dollars	6.6 million	7.772
Japanese yen	2.6 million	130.800
Singapore dollars	1.6 million	1.849
Canadian dollars	1.5 million	1.600

	$31.6 million

      We had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
Functional Currency	Notional Amount	Average Exchange Rate

British pounds	$7.6 million	1.452
South African rand	3.2 million	0.084
Swedish krona	2.2 million	0.092
Euros	2.0 million	0.878
New Zealand dollars	1.7 million	0.416
Australian dollars	1.6 million	0.509
Swiss francs	1.3 million	0.592
Chilean pesos	0.8 million	0.002

	$20.4 million

      At December 31, 2001, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2001. We recorded net losses from settled contracts and underlying foreign currency exposures of approximately $3.0 million in 2001, $0.6 million in 2000 and $0.9 million in 1999.

      In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through December 31, 2001.

Interest Rate Risk

Investments in debt securities

      We invest our cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt and equity securities of corporations, and municipalities. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas represent operating balances that are typically invested in short term time deposits of the local operating bank.

      We classify debt and marketable equity securities based on management’s intention on the date of purchase and reevaluate such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt and equity securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in “Accumulated other comprehensive loss,” net of tax in the accompanying consolidated balance sheets. As of December 31, 2001 and 2000, all our investments were classified as available-for-sale.

      Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

      Our investments are made in accordance with an investment policy approved by the Board of Directors. At December 31, 2001, the average maturity of our investment securities was approximately three months. All investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments held at December 31, 2001 that are sensitive to changes in interest rates. We believe our investment securities, comprised of highly liquid debt securities of corporations, and municipalities, are similar enough to aggregate. Due to our anticipated tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At December 31, 2001, we invested heavily in tax–exempt investments which reduced the weighted average interest rate.

      Below is a presentation of the maturity profile of our investment securities held at December 31, 2001 (in millions, except interest rates):

	Expected Maturity
			Principal	Fair
	1 Year	More than	Amount	Value
	or less	1 year	12/31/01	12/31/01

Available-for-sale securities	$1,300.3	$40.6	$1,340.9	$1,341.9
Weighted average interest rate	2.0%	2.2%

Interest rate swaps

      We have entered into interest rate swap transactions to manage our exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, we receive a variable rate based on the three month LIBOR set on the last day of the previous quarter and pay a weighted average fixed rate of 6.80%. These swaps are considered to be hedges against changes in amount of future cash flows. We recorded in “Accumulated other comprehensive loss” a $6.0 million unrealized loss as of December 31, 2001 in connection with these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets of $7.6 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Equity Securities Risk

Convertible subordinated notes

      In August 1997, the Company issued an aggregate of $69.0 million in convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company’s common stock at the investor’s option at any time at a conversion price equal to $50.82 per share. The Company has repurchased $12.0 million of convertible subordinated notes thereby leaving a balance of $57.0 million as of December 31, 2001. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $57.6 million and $66.5 million as of December 31, 2001 and 2000.

Item 8.	Consolidated Financial Statements and Supplementary Data

      The information required by this Item is included in Part IV Item 14(a)(1) and (2).

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Report on Form 10-K because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning our officers required by this Item 10 is included in Part I hereof under the heading “Personnel.” The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Election of Directors.” Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in our Proxy Statement under the heading “Compliance with Section 16 of the Exchange Act.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to our Proxy Statement under the heading “Certain Transactions with Management.”

Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

1.	Consolidated Financial Statements.

The consolidated financial statements as listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

2.	Consolidated Financial Statement Schedules.

The consolidated financial statement schedules as listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

All other schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the fourth quarter of 2001.

PART IV

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(ITEM 14-(a))

INDEX TO EXHIBITS

(ITEM 14-(a))

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of October 11, 1999 between PeopleSoft, Inc. and Vantive (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on From S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
2.2	Stock Option Agreement between PeopleSoft, Inc. and The Vantive Corporation dated as of October 11, 1999. (incorporated by reference to Exhibit 2.5 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
2.3	Restated Certificate of Incorporation of Momentum Business Applications, Inc. (incorporated by reference to Amendment No. 2 to the Registration Statement of Momentum Business Applications, Inc. on Form 10 (No. 000-25185) filed December 31, 1998).
2.4	Certificate of Amendment of Restated Certificate of Incorporation of Momentum Business Applications, Inc. (incorporated by reference to the Current Report of Momentum Business Applications, Inc. on Form 8-K filed September 20, 2001).
3.1	Restated Certificate of Incorporation of PeopleSoft, Inc. filed with the Secretary of State of the State of Delaware on May 24, 1995 (incorporated by reference to Exhibit 4.1 filed with PeopleSoft, Inc.’s Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996).
3.2	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 17, 1996 (incorporated by reference to Exhibit 4.2 filed with PeopleSoft, Inc.’s Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996).
3.3	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on July 3, 1997 (incorporated by reference to Exhibit 3.3 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.4	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 29, 1998. (incorporated by reference to Exhibit 3.4 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
3.5	Certificate of Designation as filed with the Secretary of State of the State of Delaware on March 24, 1998 (incorporated by reference to Exhibit 3.4 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.6	Amended and Restated Bylaws of PeopleSoft, Inc. dated February 26, 2002.
3.7	Specimen Certificate of PeopleSoft, Inc.’s Common Stock (incorporated by reference to Exhibit 1 filed with Amendment No. 1 to PeopleSoft, Inc.’s Form 8-A filed with the Securities and Exchange Commission on November 6, 1992).
4.1	First Amended and Restated Preferred Shares Rights Agreement dated December 16, 1997 (incorporated by reference to Exhibit 1 filed with PeopleSoft, Inc.’s Form 8-A/ A filed with the Securities and Exchange Commission on March 25, 1998).
4.2	Indenture (including forms of Notes), dated as of August 15, 1997, between The Vantive Corporation and Deutsche Bank AG, New York Branch, as trustee (incorporated by reference to Exhibit 4.1 filed with The Vantive Corporation’s Registration Statement on Form S-3 (333-40449) filed with the Securities and Exchange Commission on November 19, 1997).

Exhibit
Number	Description

10.1(1)	Amended and Restated 1989 Stock Plan (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and forms of option agreements thereunder (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.2	1992 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and form of subscription agreement thereunder (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.3(1)	1992 Directors’ Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992, which Registration Statement became effective November 18, 1992 and PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993, which Registration Statement became effective May 24, 1993 (collectively, the “Original S-1, as amended”).
10.4(1)	2000 Nonstatutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference the Exhibit 99 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-47000) filed with the Securities and Exchange Commission on September 29, 2000).
10.5	Amended and Restated 2001 Stock Plan dated as of September 27, 2001
10.6(1)	Executive Bonus Plan (incorporated by reference to Exhibit 10.4 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.7	The Vantive Corporation Amended and Restated 1991 Stock Option Plan. (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).
10.8	The Vantive Corporation 1995 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).
10.9	The Vantive Corporation 1997 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-94833) filed with the Securities and Exchange Commission on January 18, 2000).
10.10	Innovative Computer Concepts, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 99.4 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-91111) filed with the Securities and Exchange Commission on February 4, 2000).
10.11	Distinction Software Inc. Stock Option Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-86103) filed with the Securities and Exchange Commission on August 27, 1999).
10.12	TriMark Technologies, Inc. 1998 Director and Executive Officer Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.13	TriMark Technologies, Inc. 1995 Director and Executive Officer Stock Option Plan (as amended) and forms of option agreements thereunder (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).

Exhibit
Number	Description

10.14	TriMark Technologies, Inc. 1995 Employees and Consultants Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.15	TriMark Technologies, Inc. 1993 Stock Option Plan (as amended) and form of option agreement thereunder (incorporated by reference to Exhibit 99.4 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.16	Advanced Planning Solutions, Inc. 1998 Stock Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft Inc.’s Registration Statement on Form S-8 (333-44224) filed with the Securities and Exchange Commission on June 1, 2000).
10.17	Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan, dated December 13, 1995, Amendment No. 1 dated December 30, 1994, and Amendment No. 2, dated August 25, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).
10.18	Form of Indemnification Agreement entered into between PeopleSoft, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.6 filed with the Original S-1, as amended).
10.19	Lease dated July 24, 1992 between PeopleSoft, Inc. and Glen Pointe Associates (incorporated by reference to Exhibit 10.9 filed with the Original S-1, as amended).
10.20	Lease dated June 23, 1993 between PeopleSoft, Inc. and Westbrook Corporate Center (incorporated by reference to Exhibit 10.18 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.21	Amendment No. 1 dated September 19, 1994, Amendment No. 2 dated May 15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.28 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.22	Systems Integrator Agreement dated August 25, 1995 between PeopleSoft, Inc. and Shared Medical Systems Corporation (incorporated by reference to Exhibit 10.29 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.23	Lease dated December 4, 1996 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.32 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.24	Purchase Agreement dated October 22, 1996 between PeopleSoft, Inc. and Norwest Equity Partners IV, L.P. (incorporated by reference to the Exhibit 10.33 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.25	Lease dated January 17, 1994 between PeopleSoft, Inc. and R-H Associates Bldg. III Corp. (incorporated by reference to Exhibit 10.19 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.26	Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.20 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.27	Contract of Sale and Escrow Instructions between PeopleSoft, Inc. and Rosewood Owner of California (B) LLC, a California limited liability company, dated October 4, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).

Exhibit
Number	Description

10.28	Warrant Agreement between PeopleSoft, Inc. and The First National Bank of Boston, as Warrant Agent, dated October 30, 1995 (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.29	Warrant Purchase Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.30	Registration Rights Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.31	Amendment No. 2 dated September 28, 1994, Amendment No. 3 dated September 21, 1995 and Amendment No. 4 dated December 28, 1995 to the Software License and Support Agreement dated June 23, 1992 between PeopleSoft, Inc. and ADP, Inc. (incorporated by reference to Exhibit 10.25 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.32	Amended Software Development Agreement dated December 22, 1995 between PeopleSoft, Inc. and Solutions for Education Administrators, Inc. (incorporated by reference to Exhibit 10.26 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.33	Red Pepper Software Company 1993 Stock Option Plan, and forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Form S-8 filed with the Securities and Exchange Commission on October 24, 1996).
10.34	Agreement of Purchase and Sale dated July 22, 1998 between PeopleSoft, Inc. and William Willson & Associates (incorporated by reference to Exhibit 10.35 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.35	Lease dated September 14, 1998 between PeopleSoft, Inc. and Hacienda Plaza Associates, LLC (incorporated by reference to Exhibit 10.36 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.36	Development and License Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.37 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.37	Marketing and Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.38 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.38	Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.39 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.39	First Amendment to Participation Agreement and Appendix 1 to Participation Agreement, Master Lease and Construction Deed of Trust dated February 20, 1998 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.40 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Description

10.40	Second Amendment to Participation Agreement, Master Lease, Guarantee, Construction Deed of Trust, Cash Collateral Agreement, Assignment of Lease and Appendix 1 to Participation Agreement, Master Lease and Construction Deed of Trust dated September 28, 1998 between PeopleSoft, Inc. and Lease Plan North America, Inc (incorporated by reference to Exhibit 10.41 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.41	Participation Agreement dated September 28, 1998 between PeopleSoft, Inc. and Wilmington Trust Company, ABN AMRO Leasing, Inc., ABN AMRO Bank N.V., and Financial Institutions listed in Schedule I of the Participation Agreement (incorporated by reference to Exhibit 10.42 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.42	Master Lease dated September 28, 1998 between PeopleSoft, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.43 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.43	Appendix 1 to the Participation Agreement and Master Lease dated September 28, 1998 (incorporated by reference to Exhibit 10.44 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.44	Employment Agreement between Craig Conway and PeopleSoft, Inc., dated May 10, 1999 (incorporated by reference to Exhibit 10-47 filed with PeopleSoft Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.45	Employment Contract between Guy Dubois and PeopleSoft France S.A., dated as of January 1, 2000, and addendums thereto dated as of January 1, 2000, and January 1, 2001.
10.46	Amendment to the Development and Marketing Agreements between Momentum and PeopleSoft, dated as of July 23, 2001, made by and between Momentum Business Applications, Inc. and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.45 filed with PeopleSoft Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
21.1	Subsidiaries of PeopleSoft, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of Arthur Andersen LLP, Independent Public Accountants.
24	Power of Attorney (see the Signatures page to this Form 10-K).
99.1	Letter to the Commission

(1)	This agreement is a compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLESOFT, INC.

By:	/s/ KEVIN T. PARKER

Kevin T. Parker
Executive Vice President, Finance and
Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 20, 2002

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

Signature	Title	Date

/s/ DAVID A. DUFFIELD David A. Duffield	Chairman of the Board of Directors	March 20, 2002
/s/ ANEEL BHUSRI Aneel Bhusri	Vice Chairman of the Board of Directors	March 20, 2002
/s/ CRAIG A. CONWAY Craig A. Conway	President, Chief Executive Officer and Director (Principal Executive Officer and Director)	March 20, 2002
/s/ KEVIN T. PARKER Kevin T. Parker	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2002
/s/ A. GEORGE BATTLE A. George Battle	Director	March 20, 2002
/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director	March 20, 2002
/s/ STEVEN D. GOLDBY Steven D. Goldby	Director	March 20, 2002
/s/ CYRIL J. YANSOUNI Cyril J. Yansouni	Director	March 20, 2002

(This Page Intentionally Left Blank.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors

and Stockholders of PeopleSoft, Inc.:

      We have audited the accompanying consolidated balance sheets of PeopleSoft, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PeopleSoft, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California

January 29, 2002
(Except with respect to the matter discussed in Note 8
and Note 18, as to which the date is March 15, 2002)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

PeopleSoft, Inc.

      We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 1999. Our audit also included the information for the year ended December 31, 1999 included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

      In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PeopleSoft, Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information in the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Walnut Creek, California

February 4, 2000

PEOPLESOFT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	par value amounts)
Assets:
Current assets:
Cash and cash equivalents	$433,700	$646,605
Short-term investments	1,199,046	354,074
Accounts receivable, less allowance for doubtful accounts of $27,660 in 2001 and $38,928 in 2000	375,437	449,036
Income taxes receivable	7,288	31,652
Deferred tax assets	58,088	59,214
Other current assets	59,309	75,350

Total current assets	2,132,868	1,615,931
Property and equipment, at cost:
Computer equipment and software	320,866	265,507
Furniture and fixtures	76,712	69,568
Leasehold improvements	71,831	62,488
Land	46,066	46,066

Total property and equipment, at cost	515,475	443,629
Less accumulated depreciation and amortization	(301,313)	(234,443)

	214,162	209,186
Investments	40,587	95,650
Non-current deferred tax assets	94,932	19,121
Capitalized software, less accumulated amortization of $25,721 in 2001 and $19,798 in 2000	16,213	7,369
Other assets	49,243	37,893

Total assets	$2,548,005	$1,985,150

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$37,115	$35,163
Accrued liabilities	144,646	141,743
Accrued compensation and related expenses	184,237	158,623
Income taxes payable	6,236	5,059
Short-term convertible debt	57,000	—
Deferred revenues	409,316	429,554

Total current liabilities	838,550	770,142
Long-term deferred revenues	98,025	100,858
Long-term convertible debt	—	68,000
Other liabilities	19,490	21,795

Total liabilities	956,065	960,795
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized: 2,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 700,000 shares; issued and outstanding: 305,662 shares in 2001 and 287,642 shares in 2000	3,068	2,880
Additional paid-in capital	1,231,430	815,559
Retained earnings	417,214	225,660
Unearned compensation	(5,275)	(2,008)
Treasury stock (1,189 shares in 2001 and 384 shares in 2000)	(35,414)	(15,000)
Accumulated other comprehensive loss	(19,083)	(2,736)

Total stockholders’ equity	1,591,940	1,024,355

Total liabilities and stockholders’ equity	$2,548,005	$1,985,150

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2001	2000	1999

	(In thousands, except per share amounts)
Revenues:
License fees	$645,421	$496,115	$339,676
Services	1,325,119	1,118,079	1,061,838
Development and other services	102,713	122,279	27,632

Total revenues	2,073,253	1,736,473	1,429,146
Costs and Expenses:
Cost of license fees	61,323	38,901	42,578
Cost of services	698,329	606,334	564,404
Cost of development and other services	93,124	111,053	25,107
Sales and marketing expense	513,928	447,952	391,572
Product development expense	298,998	320,512	297,212
General and administrative expense	155,567	108,103	97,387
Product exit charges	—	35,923	10,442
Restructuring, merger and other charges	12	(3,537)	62,608
Contribution to Momentum Business Applications	—	—	176,409

Total costs and expenses	1,821,281	1,665,241	1,667,719

Operating income (loss)	251,972	71,232	(238,573)
Other income, net	37,603	165,975	72,175

Income (loss) before provision for income taxes	289,575	237,207	(166,398)
Provision for income taxes	98,021	91,516	11,367

Net income (loss)	$191,554	$145,691	$(177,765)

Basic income (loss) per share	$0.64	$0.52	$(0.67)

Shares used in basic per share computation	297,999	279,672	263,914

Diluted income (loss) per share	$0.59	$0.48	$(0.67)

Shares used in diluted per share computation	323,625	302,916	263,914

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2001	2000	1999

	(In thousands)
Operating Activities:
Net income (loss)	$191,554	$145,691	$(177,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103,054	84,239	97,274
Provision for doubtful accounts	16,642	3,205	6,748
Benefit from deferred income taxes	(61,803)	(9,631)	(41,205)
Gains on sales of investments and disposition of property and equipment, net	(3,397)	(137,543)	(54,011)
Non-cash stock compensation	3,158	5,969	3,779
Product exit charges	—	35,923	10,442
Restructuring, merger and other non-cash items	12	(3,537)	46,470
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	53,810	(156,761)	51,811
Cash received from sales of accounts receivable	—	57,584	23,776
Accounts payable and accrued liabilities	(6,280)	(862)	(17,567)
Accrued compensation and related expenses	27,107	33,415	12,491
Income taxes receivable, net	25,849	(29,780)	2,471
Tax benefits from exercise of stock options	123,278	78,695	28,972
Deferred revenues	(21,158)	16,437	(13,549)
Other current and noncurrent assets and liabilities	15,167	(1,098)	1,966

Net cash provided by (used in) operating activities	466,993	121,946	(17,897)
Investing Activities:
Purchase of available-for-sale investments	(7,897,313)	(1,687,058)	(419,936)
Proceeds from maturities and sales of available-for-sale investments	7,106,657	1,693,188	385,639
Proceeds from maturities of held-to-maturity investments	—	46,610	—
Purchase of property and equipment	(92,037)	(102,324)	(57,209)
Disposition of property and equipment	—	371	411
Additions to capitalized software	—	(4,206)	(1,511)
Acquisitions, net of cash acquired	(26,387)	(9,033)	1,780
Proceeds from sale of acquired software	—	8,878	—

Net cash used in investing activities	(909,080)	(53,574)	(90,826)
Financing Activities:
Net proceeds from sale of common stock and exercise of stock options	269,182	185,785	71,610
Purchase of treasury stock	(20,040)	(15,000)	—
Repurchases of convertible debt, net	(10,542)	(932)	—
Distribution of Momentum Business Applications shares	—	—	(78,622)

Net cash provided by (used in) financing activities	238,600	169,853	(7,012)
Effect of foreign exchange rate changes on cash and cash equivalents	(9,418)	(5,639)	(1,968)

Net increase (decrease) in cash and cash equivalents	(212,905)	232,586	(117,703)
Cash and cash equivalents at beginning of year	646,605	414,019	531,722

Cash and cash equivalents at end of year	$433,700	$646,605	$414,019

Supplemental Disclosures:
Cash paid for interest	$3,558	$4,160	$4,107

Cash paid for income taxes, net of refunds	$3,747	$38,313	$30,565

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Common Stock		Additional					Other	Total
			Paid-in	Unearned	Dividend	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Declared	Earnings	Stock	(Loss) Income	Equity

	(In thousands)
Balances at December 31, 1998	255,673	$2,557	$396,037	$—	$78,622	$257,734	$—	$(2,614)	$732,336

Net loss	—	—	—	—	—	(177,765)	—	—	(177,765)
Net change in unrealized gain/loss on available-for-sale investments, net of tax	—	—	—	—	—	—	—	147,875	147,875
Currency translation	—	—	—	—	—	—	—	(1,963)	(1,963)

Comprehensive loss									(31,853)
Exercise of common stock options and issuances under stock purchase plan	12,453	125	71,485	—	—	—	—	—	71,610
Acquisitions	2,148	21	38,376	—	—	—	—	—	38,397
Exercise of warrants	649	6	(6)	—	—	—	—	—	—
Tax benefits from employee stock transactions	—	—	28,972	—	—	—	—	—	28,972
Dividend declared of Momentum
Business Applications shares	—	—	—	—	(78,622)	—	—	—	(78,622)
Amortization of unearned compensation expense and other	21	—	3,779	—	—	—	—	—	3,779

Balances at December 31, 1999	270,944	$2,709	$538,643	$—	$—	$79,969	$—	$143,298	$764,619

Net income	—	—	—	—	—	145,691	—		145,691
Net change in unrealized gain/loss on available-for-sale investments, net of tax	—	—	—	—	—	—	—	(147,595)	(147,595)
Currency translation	—	—	—	—	—	—	—	1,561	1,561

Comprehensive loss									(343)
Exercise of common stock options and issuances under stock purchase plan	16,579	166	185,614	—	—	—	—	—	185,780
Acquisitions	—	—	4,330	—	—	—	—	—	4,330
Exercise of warrants	3	—	300	—	—	—	—	—	300
Tax benefits from employee stock transactions	—	—	78,695	—	—	—	—	—	78,695
Treasury stock purchased	(384)	—	—	—	—	—	(15,000)	—	(15,000)
Stock issued under restricted stock award	500	5	6,339	(6,339)	—	—	—	—	5
Amortization of unearned compensation expense and other	—	—	1,638	4,331	—	—	—	—	5,969

Balances at December 31, 2000	287,642	$2,880	$815,559	$(2,008)	$—	$225,660	$(15,000)	$(2,736)	$1,024,355

Net income	—	—	—	—	—	191,554	—		191,554
Net change in unrealized gain/loss on available-for-sale investments, net of tax	—	—	—	—	—	—	—	335	335
Currency translation	—	—	—	—	—	—	—	(10,666)	(10,666)
Interest rate swap transactions:
Cumulative effect of accounting change	—	—	—	—	—	—	—	(2,648)	(2,648)
Net unrealized loss on cash flow hedges	—	—	—	—	—	—	—	(5,806)	(5,806)
Reclassification adjustment for earnings recognized during the period	—	—	—	—	—	—	—	2,438	2,438

Comprehensive income									175,207
Exercise of common stock options, net and issuances under stock purchase plan	18,242	182	269,469	—	—	—	(374)	—	269,277
Acquisitions	398	4	18,863	(2,161)	—	—	—	—	16,706
Tax benefits from employee stock transactions	—	—	123,278	—	—	—	—	—	123,278
Treasury stock purchased	(805)	—	—	—	—	—	(20,040)	—	(20,040)
Stock issued under restricted stock award	185	2	3,321	(3,323)	—	—	—	—	—
Amortization of unearned compensation expense and other	—	—	940	2,217	—	—	—	—	3,157

Balances at December 31, 2001	305,662	$3,068	$1,231,430	$(5,275)	$—	$417,214	$(35,414)	$(19,083)	$1,591,940

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies

     The Company

      PeopleSoft, Inc. (“PeopleSoft” or “the Company”) designs, develops, markets and supports a family of enterprise application software products for use throughout large and medium sized organizations. These organizations include corporations, higher education institutions and federal, state, provincial and local government agencies worldwide. The Company provides enterprise application software for customer relationship management, human resources management, financial management, supply chain management and enterprise performance management, along with a range of industry-specific products. In addition to enterprise application software, the Company offers a variety of services to its customers including implementation assistance, project planning, on-line analytic processing deployment, minor software product enhancements and training.

     Basis of Presentation

      As more fully described in Note 2, PeopleSoft merged with The Vantive Corporation (“Vantive”) on December 31, 1999. The consolidated financial statements for 1999 reflect the pooling of interests method of accounting and therefore reflect the combined financial position, operating results and cash flows of PeopleSoft and Vantive as if they had been combined during 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The results of operations of Momentum Business Applications, Inc. (“Momentum”) were consolidated with the results of operations of the Company through March 15, 1999.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Despite management’s best effort to establish good faith estimates and assumptions; actual results may differ from these estimates.

     Revenue Recognition

      The Company licenses software under non-cancelable license agreements and provides services including consulting, training, development and maintenance, consisting of product support services and periodic updates. The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company’s revenue recognition policy is as follows:

      License Revenue. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, all revenue is deferred until sufficient

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evidence exists or all elements have been delivered. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and consulting revenue is recognized using contract accounting.

      Services Revenue. Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

     Deferred Revenue

      Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long-term deferred revenue, at December 31, 2001 and 2000, represents amounts received for maintenance and support services to be provided beginning in periods on or after January 1, 2003 and 2002, respectively. The principal components of deferred revenue at December 31, 2001 and 2000 were as follows (in thousands):

	2001	2000

License fees	$16,703	$57,885
Maintenance	410,323	367,885
Training	57,037	56,728
Other services	23,278	47,914

	507,341	530,412
Less: Long term deferred revenue	98,025	100,858

	$409,316	$429,554

     Foreign Currency Translation

      In general, the functional currency of each foreign operation is the local currency. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Other income, net” in the accompanying consolidated statements of operations. Through 2001, foreign currency transaction gains and losses have not been significant.

     Cash Equivalents

      Cash equivalents are highly liquid investments which management intends to hold or which have original maturities of three months or less at the date of purchase. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

     Accounts Receivable

      Accounts receivable are comprised of billed and unbilled receivables arising from recognized or deferred revenues. Unbilled receivables included in accounts receivable were $38.2 million as of December 31, 2001 and $118.6 million as of December 31, 2000. Receivables related to specific deferred revenues are offset for balance sheet presentation. The Company’s receivables are unsecured. An allowance for doubtful accounts is maintained for potential losses.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Property and Equipment

      Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of two to three years for computer equipment and software and five to seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset.

      The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with “Computer equipment and software.” Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense.

     Intangible and Long-Lived Assets

      Through December 31, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives of two to five years. Effective January 1, 2002, goodwill will no longer be amortized. See Newly Issued Accounting Standards below. The goodwill will be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test.

      The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of other long-lived assets warrant revision or that the remaining balance may not be recoverable. When factors indicate that other long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent from other asset groups. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset.

     Capitalized Software Costs

      Capitalized software costs and accumulated amortization at December 31, 2001 and 2000 were as follows (in thousands):

	2001	2000

Capitalized software:
Development costs	$23,267	$23,867
Obtained through business combinations	7,800	3,000
Purchased from third parties	10,867	300

	41,934	27,167
Accumulated amortization	(25,721)	(19,798)

	$16,213	$7,369

      The Company recorded capitalized software amortization, included in “Cost of License Fees” in the accompanying consolidated statements of operations, of $6.5 million in 2001, $7.0 million in 2000 and $9.3 million in 1999.

      The Company capitalizes the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). The Company’s policy is to capitalize

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the costs associated with development of new products, but expense the costs associated with new releases, which consist of enhancements or increased functionality of existing products. The Company capitalizes the development cost of software once technological feasibility is reached. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized, using the straight-line method, on a product-by-product basis over the estimated life, which is generally three years. The Company capitalizes software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software provided that capitalized amounts will be realized over a period not exceeding five years. All research and development expenditures not eligible for capitalization under SFAS 86 are charged to product development expense in the period incurred.

     Advertising Costs

      The Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating the advertising in the period in which the advertising space is used. Advertising expense is included in “Sales and marketing expense” in the accompanying consolidated statements of operations and totaled $44.6 million in 2001, $61.8 million in 2000 and $23.7 million in 1999.

     Stock-based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). In March 2000, the Financial Accounting Standards Board Statement (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25),” (“FIN 44”), which became effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company’s consolidated financial position or results of operations. As required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company provides pro forma disclosure of net income and earnings per share. Refer to Footnote 15. “Stockholders’ Equity.”

     Income Taxes

      The Company accounts for income taxes using the liability method under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

     Newly Issued Accounting Standards

      In June 2001, the FASB approved for issuance Statements of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141, effective June 30, 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The pooling of interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS 141 are similar to prior generally accepted accounting principles (“GAAP”), although SFAS 141 requires additional disclosures for transactions occurring after the effective date. Under SFAS 141, the Company will continue to immediately write off in-process research and development. SFAS 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Effective January 1,

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP. Beginning in the first quarter of 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $13.5 million. Unamortized goodwill was $32.2 million as of December 31, 2001. The Company will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS 142. The Company does not anticipate that an impairment charge, if any, arising from the assessment in 2002 will be significant.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that a charge, if any, related to the adoption of SFAS 143 in 2002 will be significant.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144, which replaces SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate a charge, if any, related to the adoption of SFAS 144 in 2002 will be significant.

      In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the statement of operations. The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. The Company will adopt the Announcement beginning in the first quarter of 2002. The Announcement is not expected to have a significant impact on gross margin and will have no effect on net income, but will increase services revenue and cost of services.

      In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. The Company believes that reclassification under EITF 00-25 and EITF 01-09 will not significantly affect the Company’s

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gross margin or net income, although reclassification will change the presentation of certain revenue and expense items contained within the financial statements.

 2. Merger

      On December 31, 1999, PeopleSoft merged with Vantive, a supplier of customer relationship management applications, in a business combination accounted for using the pooling of interests method of accounting. PeopleSoft acquired all of the outstanding capital stock of Vantive in exchange for approximately 23.3 million shares of PeopleSoft’s common stock and the assumption by PeopleSoft of approximately 4.9 million Vantive outstanding stock options (“the Acquisition”). The accompanying consolidated financial statements for 1999 have been restated to give effect to the combination.

      Combined and separate results of the companies for the year ended December 31, 1999, the date of Acquisition, were as follows (in thousands, except per share amounts):

	PeopleSoft	Vantive	Adjustments	Combined

Total revenues	$1,237,871	$191,518	$(243)	$1,429,146
Net (loss) income	(167,941)	(9,988)	164	(177,765)
Net (loss) income per share	(0.69)	(0.37)	0.39	(0.67)

      The combined data presented above includes adjustments to eliminate transactions between PeopleSoft and Vantive. There were no material differences between the accounting policies of PeopleSoft and Vantive and the fiscal years of both companies ended on December 31; accordingly, no other adjustments were required.

      Fees and expenses incurred in connection with the Acquisition and the integration of the companies were charged in the accompanying consolidated statements of operations for the year ended December 31, 1999 as required under the pooling of interests method of accounting. Those fees and expenses included transaction costs of approximately $15.8 million relating to financial advisory, legal and accounting fees, employee costs payable at the effective time of the merger and other direct expenses. In addition, the Company incurred $12.3 million in charges for the write-off of duplicative equipment and other fixed assets and recorded restructuring and exit charges of $21.8 million relating to employee severance, costs associated with the elimination of excess facilities and costs to terminate contracts with third parties who provide redundant or conflicting services.

 3. Investments in debt and equity securities

      The Company classifies debt and marketable equity securities based on management’s intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. There were no investments classified as held-to-maturity at December 31, 2001 or 2000. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive loss,” net of tax for the taxable securities. Realized gains and losses are calculated using

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the specific identification method. At December 31, 2001 and 2000 the components of the Company’s debt and marketable equity securities were as follows (in thousands):

		Aggregate
		Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

2001
State and local municipalities debt	$1,089,231	$1,090,048	$817	—
Auction rate preferred stock	234,700	234,700	—	—
Corporate debt	16,970	17,167	197	—
Marketable equity securities	1,711	1,711	—	—

	$1,342,612	$1,343,626	$1,014	—

2000
U.S Government, state and local municipalities debt	$151,673	$151,963	$290	—
Corporate debt	429,936	429,920	126	$(142)
Auction rate preferred stock	267,206	267,207	1	—
Marketable equity securities	2,900	2,991	91	—

	$851,715	$852,081	$508	$(142)

	2001	2000

Recorded as:
Cash equivalents	$102,282	$399,366
Short-term investments (due in one year or less)	1,199,046	354,074
Investments (due in over one year)	40,587	95,650
Other current assets	1,711	2,991

	$1,343,626	$852,081

      In addition, the Company classifies its investments in privately held companies as “Other current assets” in the accompanying consolidated balance sheets. These nonmarketable investments are accounted for using the cost method as the Company does not have the ability to exercise significant influence. The cost of these investments was $2.5 million at December 31, 2001 and $5.3 million at December 31, 2000. As of December 31, 2001 and 2000, the cost approximates fair value.

 4. Financial Instruments

      Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instruments. The Company does not hold any derivative financial instruments for trading or speculative purposes. Derivative transactions are restricted to foreign currency hedges and interest rate swaps.

Change in Accounting

      Effective January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet. The cumulative effect of the accounting change to adopt SFAS 133, as amended, as of January 1, 2001 resulted in the Company recognizing a $2.6 million unrealized loss (net of tax) in “Accumulated other comprehensive loss.”

Forward Foreign Exchange Contracts

      The Company has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward exchange contracts as the vehicle for hedging significant intercompany balances. The Company uses two foreign exchange banks for substantially all of these contracts. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133, as amended. In general, these contracts have terms of three months or less. These contracts are recorded on the balance sheet at fair value. Changes in fair value of the contracts and the intercompany balances being hedged are included in “Other income, net” in the accompanying consolidated statements of operations. To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in “Other income, net.”

      The Company recorded net losses from settled contracts and underlying foreign currency exposures of approximately $3.0 million in 2001, $0.6 million in 2000 and $0.9 million in 1999. At December 31, 2001, the Company had outstanding forward foreign exchange contracts to exchange Euros ($19.3 million), Hong Kong dollars ($6.6 million), Japanese yen ($2.6 million), Singapore dollars ($1.6 million) and Canadian dollars ($1.5 million) for U.S. dollars, and to exchange U.S. dollars for British pounds ($7.6 million), South African rand ($3.2 million), Swedish krona ($2.2 million), Euros ($2.0 million), New Zealand dollars ($1.7 million), Australian dollars ($1.6 million), Swiss francs ($1.3 million) and Chilean pesos ($0.8 million). At December 31, 2001, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2001. At December 31, 2000, the Company had outstanding forward exchange contracts to exchange Euros ($39.4 million), Swiss francs ($3.4 million), Hong Kong dollars ($1.4 million), British pounds ($1.2 million), Singapore dollars ($1.0 million) and Canadian dollars ($0.3 million) for U.S. dollars, and to exchange U.S. dollars for Euros ($7.1 million) and Australian dollars ($0.3 million). At December 31, 2000, each of these contracts matured within 60 days. The Company recorded a net loss of $2.2 million on the Euro contracts as of December 31, 2000 to mark the contract down to its fair value. Neither the cost nor the fair value of the remaining contracts was material at December 31, 2000.

      The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company’s Board of Directors. In addition to hedging existing transaction exposures, the Company’s foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through December 31, 2001.

Interest Rate Swap Transactions

      The Company has entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the three month LIBOR set on the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

last day of the previous quarter and pays a weighted average fixed rate of 6.80%. These swaps are considered to be hedges against changes in amount of future cash flows. The Company recorded in “Accumulated other comprehensive loss” a $6.0 million unrealized loss as of December 31, 2001 in connection with these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets of $7.6 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

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

      The following table sets forth components of the Company’s restructurings and exit charges for 1999 and the Company’s restructuring reserves as of December 31, 2001 and 2000, which are included in “Accrued liabilities” in the accompanying consolidated balance sheets (in thousands):

	Employee
Restructuring and Exit Charges	Costs	Leases	Other	Total

1999
Employee severance and related costs	$9,578	—	—	$9,578
Contractual obligations	—	$3,765	$11,750	15,515
Other	—	2,105	—	2,105

Total 1999	$9,578	$5,870	$11,750	$27,198

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee
Restructuring and Exit Reserves	Costs	Leases	Other	Total

Provision for restructuring and exit activities	$9,578	$5,870	$11,750	$27,198
Cash payments	(4,961)	—	—	(4,961)
Non-cash items	(449)	—	—	(449)

Balance as of December 31, 1999	$4,168	$5,870	$11,750	$21,788

Cash payments	(3,383)	(1,350)	(3,114)	(7,847)
Adjustments to reflect current estimates	(785)	—	(2,752)	(3,537)

Balance as of December 31, 2000	$—	$4,520	$5,884	$10,404

Cash payments	—	(1,252)	—	(1,252)
Adjustments to reflect current estimates	—	—	(5,064)	(5,064)

Balance as of December 31, 2001	$—	$3,268	$820	$4,088

 6. Accrued Employee Healthcare Insurance Claims

      The Company is self-insured, with certain stop loss insurance coverage, for employee health care claims. Expense is recorded based on estimates of the ultimate liability, including claims incurred but not reported. The accrued employee healthcare insurance claims were included in “Accrued liabilities” in the accompanying consolidated balance sheets and amounted to $7.3 million as of December 31, 2001 and $5.5 million as of December 31, 2000.

 7. Convertible Subordinated Debt

      In August 1997, the Company issued an aggregate of $69.0 million in convertible subordinated notes, due August 2002. As of December 31, 2001 and 2000, the Company had outstanding $57.0 million and $68.0 million in principal amount of convertible subordinated notes. These notes bear interest at a rate of 4.75% per annum and are convertible into the Company’s common stock at the investor’s option, at any time, at a price of $50.82 per share. As of December 31, 2001, the Company has repurchased a total of $12.0 million of convertible subordinated notes. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $57.6 million as of December 31, 2001 and was $66.5 million as of December 31, 2000.

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

      In December 1996, the Company entered into a five-year lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments due beginning upon the completion of the construction, which occurred during the fourth quarter of 1998. The cost for the construction of the facility totaled $70.0 million including interest during the construction period. The rental payments equal the amount of interest under the agreement. The interest rate charged on amounts funded prior to the commencement of the lease payments was LIBOR plus 0.625% as measured on the date of each funding rollover. The Company began accruing interest concurrent with the lessor’s first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $4.5 million as of the end of the construction phase, was added to the construction

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cost. In 1998, the Company negotiated an amendment to this lease that extended the term of the lease until February 2003, with an option to renew for an additional three years, subject to certain conditions, or purchase the building for $70.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor’s cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2001 the Company was in compliance with all covenants.

      In 1998, the Company purchased two parcels of land in Pleasanton, California for $50.0 million and entered into a five-year lease agreement for facilities to be constructed on one of the parcels. The lease was structured as an operating lease with rental payments due beginning upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled $105.0 million including interest costs during the construction period, which were added to the balance rather than paid by the Company. The interest rate on the obligation is a LIBOR based floating rate, which resets on a 1, 2, 3, or 6-month interval at the Company’s election. The rental payments equal the amount of interest under the agreement. The Company has an option to renew the lease for an additional five years, subject to certain conditions, or purchase the building for $105.0 million. If at the end of the lease term the Company does not purchase the property, the Company would guarantee a residual value to the lessor equal to 85% of the lessor’s cost of the facility. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2001 the Company was in compliance with all covenants.

      In 1998, the Company entered into agreements to sell one of its Pleasanton, California office buildings and related land, and to simultaneously lease back a substantial portion of the office space contained therein. The initial lease term is for 10 years. The Company has options to terminate up to 50% of the space at anytime following the initial 4 years of the lease term and the remaining 50% at any time following the 5th year of the term; or alternatively, the Company may extend the term of the lease in five-year increments up to 20 years. In September 2001, the Company exercised its option to terminate 50% of the space and will determine in 2002 if the remaining lease for 50% will be terminated or extended. Termination fees of $4.3 million are being accrued over the initial term of the agreement. The sales price of approximately $50.0 million resulted in a financial statement gain of approximately $24.4 million, which is being amortized over the lease period. The Company holds a right of first refusal to additional space within the site as other tenants’ leases expire.

      Future minimum operating lease payments under all noncancellable leases for the years ending December 31 are due as follows (in thousands):

Year	Amount

2002	$67,270
2003	42,755
2004	26,619
2005	19,443
2006	11,414
Thereafter	26,042

$193,543

      Rent expense totaled approximately $74.8 million, $60.5 million and $62.3 million in 2001, 2000 and 1999.

PeopleSoft Securities Class Action Litigation

      Beginning on January 29, 1999, a series of class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors,

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

alleging violations of Section 10(b) of the Securities Exchange Act of 1934. The actions were consolidated in June 1999 under the name of the lead case Suttovia v. Duffield, et al., C 99-0472, and a consolidated amended complaint was filed on December 6, 1999 naming the Company and David Duffield, Albert Duffield, Ronald Codd, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini and George Still as defendants.

      The Consolidated Complaint purported to bring claims on behalf of all purchasers of PeopleSoft common stock during the period April 22, 1997 to January 28, 1999. The Consolidated Complaint alleged that PeopleSoft misrepresented, inter alia, the degree of market acceptance of its products, the technical capabilities of its products, the success of certain acquisitions it had made, and the anticipated financial performance of the Company in fiscal 1999. The Consolidated Complaint abandoned all of the allegations in the original complaints concerning alleged accounting improprieties, including claims of improper accounting related to the Company’s write-downs for “in-process research and development” in connection with various acquisitions, and improper accounting related to the Company’s spin-off of Momentum Business Applications, Inc. (Momentum had been a named defendant in the original actions, but was eliminated as a defendant when the Consolidated Complaint was filed).

      On February 10, 2000, the defendants filed motions to dismiss the Consolidated Complaint, on which the Court entered an order a) dismissing all claims against defendants Albert Duffield, Kenneth Morris, Margaret Taylor, Aneel Bhusri, James Bozzini, and George Still, without leave to amend; b) dismissing all claims relating to the time period prior to May 27, 1998; c) denying the motion to dismiss as to various forward-looking statements allegedly made by the Company between May 27, 1998 and January 28, 1999; and d) limiting the class period for which claims may be asserted to the same time period. A First Amended Complaint was filed on June 12, 2000. The Court had set a case management schedule pursuant to which the Company would be required to provide discovery to plaintiffs prior to May 11, 2001.

      On February 16, 2001, PeopleSoft agreed to a settlement of the litigation, which resulted in the dismissal of all claims against the defendants in exchange for a payment of $15.0 million, all of which was funded by the Company’s Directors and Officers Liability Insurance. Final settlement approval was received in June 2001, and the final payment into the settlement fund occurred during the fourth quarter of 2001.

Shareholder Derivative Litigation

      On June 30, 2000, a shareholder derivative lawsuit was filed in the California Superior Court, County of Alameda, entitled Marble v. Duffield, et al., naming as defendants David Duffield, Kenneth Morris, Margaret Taylor, Albert Duffield, Ronald Codd, Cyril Yansouni, Aneel Bhusri, George Still, James Bozzini and George Battle. The action alleges that the defendants breached their fiduciary duties and engaged in alleged acts of insider trading when they sold stock while failing to disclose material adverse information allegedly in their possession. The suit seeks unspecified damages, treble damages and attorneys fees. The action was based on many of the same allegations that are the subject of the securities class action litigation pending in federal district court, including many allegations that were dismissed in the federal action.

      On February 16, 2001, the defendants in the derivative suit agreed to a settlement, pursuant to which certain limited corporate therapeutics was offered, and in exchange for which all claims were dismissed with prejudice. The attorney’s fees for plaintiffs’ counsel were paid out of the $15.0 million settlement fund (detailed above in “PeopleSoft Securities Class Action Litigation”) in 2001.

Vantive Securities Class Actions

      Beginning on July 6, 1999, a series of securities class action lawsuits was filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs filed a First Consolidated Amended Complaint on November 15, 1999. The First Consolidated Amended Complaint added to the previous complaints, among other

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

things, allegations of accounting improprieties. The Company’s motions to strike and to dismiss the First Consolidated Amended Complaint with prejudice were granted on March 21, 2000. On June 19, 2000, plaintiffs filed an appeal from the district court’s ruling in the Ninth Circuit Court of Appeal. Refer to “Vantive Securities Class Actions” under Footnote 18, “Subsequent Events.”

Wrongful Termination Litigation

      On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarborough v. PeopleSoft, Inc., Case No. 775405-2) by a former employee of the Company whose employment was terminated in November 1995. The complaint alleged causes of action for wrongful discharge, retaliation, age discrimination and harassment. The Company filed a cross complaint based upon plaintiff’s violation of Penal Code section 632 and the wrongful taking of proprietary information from the Company. The Company’s cross-complaint was severed for separate trial, and the trial on the complaint was bifurcated on the issues of liability and damages. On September 18, 2001, following a jury trial on the complaint only, the Court entered judgment on a verdict in favor of the plaintiff in the amount of $5.4 million. After judgment was entered on the complaint, the cross-complaint was settled. The terms of the settlement vary according to the resolution of the matter after all appellate and further trial proceedings are exhausted or expired. If, after all appeals and further proceedings are exhausted, a judgment remains against the Company for any amount of punitive damages, the judgment is to be reduced by forty thousand dollars ($40,000). If, after all appeals and further proceedings are exhausted, no judgment remains against the Company for any amount of punitive damages but a judgment remains for other damages, the judgment is to be reduced by fifteen thousand dollars ($15,000), or if no judgment remains against the Company, the plaintiff will pay the Company fifteen thousand dollars ($15,000). PeopleSoft is considering whether to appeal the judgment. In addition to the judgment already entered, the plaintiff has filed a motion seeking $8.1 million in attorney’s fees. That motion, set to be heard on March 25, 2002, will be vigorously opposed by PeopleSoft.

Other Matters

      The Company is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on the financial position, results of the operations and cash flows of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

 9. Restructuring, Merger and Other Charges

      The following table sets forth the components of “Restructuring, merger and other charges” for the years ended December 31, (in thousands):

	2001	2000	1999

Restructuring and exit charges (adjustments)	$(5,064)	$(3,537)	$27,198
Merger transaction costs	176	—	15,835
Asset write-offs	—	—	19,575
Acquired in-process research and development	4,900	—	—

Restructuring, merger and other charges	$12	$(3,537)	$62,608

10. Momentum Business Applications

      During 1998, PeopleSoft formed Momentum Business Applications, Inc. (“Momentum”), a research and development company designed to develop eBusiness, analytical applications and industry-specific

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

software products. On December 31, 1998, PeopleSoft transferred 4,693,826 shares, representing all of the outstanding shares, of Momentum Class A Common Stock (the “Momentum Shares”), to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999 (the “Distribution”). Prior to the Distribution, PeopleSoft contributed $250.0 million to Momentum. Momentum Shares are traded on the Nasdaq National Market under the symbol “MMTM.” PeopleSoft continues to hold all 1,000 shares of the Momentum Class B Common Stock. In connection with PeopleSoft’s contribution to Momentum and the distribution of Momentum Shares, Momentum and PeopleSoft entered into a number of agreements, including a Development Agreement, Marketing and Distribution Agreement and a Services Agreement.

      On July 23, 2001, Momentum and PeopleSoft entered into the Business Agreement Amendment, which amended the terms of the Development Agreement and the Marketing and Distribution Agreement. In conjunction with the Business Agreement Amendment, Momentum changed certain provisions of its Restated Certificate of Incorporation. The effectiveness of the Business Agreement Amendment was contingent upon Momentum obtaining stockholder approval of the amendment to the Restated Certificate of Incorporation. This amendment was approved at Momentum’s Annual Meeting of Stockholders on September 19, 2001. The agreements, as amended, are discussed below:

Development Agreement

      PeopleSoft and Momentum are parties to a Development Agreement pursuant to which PeopleSoft conducts product development and related activities on behalf of Momentum under work plans and cost estimates that have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2.0 million (the “Available Funds”) to conduct activities under the Development Agreement. Momentum pays PeopleSoft one hundred ten percent (110%) of PeopleSoft’s fully burdened costs relating to the research and development activities performed on behalf of Momentum. The products to be developed under the Development Agreement include electronic business applications (“e-commerce”), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft’s proprietary technology solely for internal use in conjunction with the Development Agreement. During the development period (the “Pre-Release Term”), PeopleSoft has an exclusive right to market, distribute and license pre-release versions of Momentum products. In September 2001, the Development Agreement was amended to clarify the parties’ respective rights and obligations related to product development projects that may still be in process at such time when Momentum has exhausted its Available Funds. Under this clarification, Momentum will have a regular intellectual property interest in, and receive the full contractual product payment rate, for any products created out of Momentum projects that it is unable to complete due to lack of Available Funds. PeopleSoft does not however, have any legal obligation to complete any projects in process that cannot be completed by Momentum due to a lack of Available Funds.

Marketing and Distribution Agreement

      Under the terms of the Marketing and Distribution Agreement entered into by PeopleSoft and Momentum, Momentum has granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of PeopleSoft’s option to purchase all of the outstanding Momentum Shares as described below. If and to the extent the license option is exercised as to any Momentum product, PeopleSoft will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option,

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PeopleSoft will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft will make payments to Momentum with respect to the licensed product based on the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate for pre-release products is a flat one percent of net license fees. As of December 31, 2001, PeopleSoft had exercised its license option on six products. For these six Momentum products, the product payment rate was determined using a formula which takes the sum of one percent plus an additional 0.1 percent for each full $1.0 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6 percent royalty. For all other Momentum products, the product payment rate will be a flat 10% on net license fees and any related maintenance fees beginning on the earlier to occur of i) July 1, 2002 or ii) on the 60th day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining. PeopleSoft has the right to buyout Momentum’s right to receive payments for individual licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement. Such right is generally available on the first anniversary following the commencement of product payments on each licensed product.

Services Agreement

      Under the terms of the Services Agreement, PeopleSoft provides office facilities for and performs accounting, finance, human resources, information systems and legal services on behalf of, Momentum. PeopleSoft receives $100,000 per quarter as compensation for the provision of these services.

Restated Certificate of Incorporation

      Pursuant to Momentum’s Restated Certificate of Incorporation, PeopleSoft has the right to purchase all (but not less than all) of the Momentum Shares (the “Purchase Option”). The Purchase Option is exercisable by written notice to Momentum at any time until December 31, 2002, provided that such date will be extended for successive six month periods, as of any June 30 or December 31 beginning with June 30, 2002, if Momentum has not paid (or accrued expenses) for all but $15.0 million of Available Funds as of such date. In any event, the Purchase Option will terminate on the 60th day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining. The Amendment to the Restated Certificate of Incorporation modified the provisions of the first and fourth formulas of the purchase options detailed below:

Purchase Options

      Except in instances in which Momentum’s liabilities exceed its assets, if the purchase option is exercised, the exercise price will be the greatest of:

(1)	15 times the sum of (i) the actual worldwide payments made by or due from PeopleSoft to Momentum with respect to all Momentum Products and Developed Technology for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (the “Base Period”); plus (ii) such payments as would have been made during the Base Period by, or due from, PeopleSoft to Momentum if PeopleSoft had not previously exercised its Product Payment Buy-Out Option with respect to any Momentum Product; minus any amounts previously paid to exercise any Product Payment Buy-Out Option for such Momentum Product;

(2)	the fair market value of six hundred thousand (600,000) shares of PeopleSoft Common Stock, adjusted in the event of a stock split or dividend, as of the date PeopleSoft exercises its Purchase Option;

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	three hundred million dollars ($300,000,000) plus any additional funds contributed to Momentum by PeopleSoft, less the aggregate of all amounts paid or incurred to develop the Momentum Products or pursuant to the Services Agreement as of the date the Purchase Option is exercised; or

(4)	a flat amount of either i) $90.0 million provided the option is exercised no later than February 15, 2002, ii) $92.5 million if exercised on or between February 16, 2002 and May 15, 2002, or iii) $95.0 million if exercised on or after May 16, 2002.

      In the event Momentum’s liabilities (other than liabilities under the Development Agreement, the Marketing Agreement and the Services Agreement) exceed Momentum’s assets, the Purchase Option Exercise Price described above will be reduced by the amount such liabilities at the time of exercise are in excess of Momentum’s cash and cash equivalents, and short term and long term investments. The Purchase Option exercise price is payable in cash.

Exercise of Purchase Option

      On January 29, 2002, the Company exercised its option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. The transaction is expected to be completed by March 31, 2002, subject to obtaining necessary governmental approvals, and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the first quarter of 2002, the period in which the transaction is expected to close. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development charge, but does not anticipate that it will be a significant portion of the purchase price. Refer to footnote 18 “Subsequent Events” for more information about Momentum.

11. Other Income, Net

      The following table sets forth the components of “Other income, net” (in thousands):

	2001	2000	1999

Interest income	$42,730	$42,218	$23,526
Interest expense	(3,806)	(4,013)	(4,107)
Gain on sale of corporate equity securities	—	129,600	51,281
Other	(1,321)	(1,830)	1,475

Other income, net	$37,603	$165,975	$72,175

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

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	2001	2000	1999

Numerator:
Net income (loss)	$191,554	$145,691	$(177,765)
Denominator:
Denominator for basic income (loss) per share — weighted average shares outstanding	297,999	279,672	263,914
Employee stock options and other	25,626	23,244	*

Denominator for diluted income (loss) per share — adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	323,625	302,916	263,914

Basic income (loss) per share	$0.64	$0.52	$(0.67)

Diluted income (loss) per share	$0.59	$0.48	$(0.67)

*	not applicable

      Approximately 12.2 million shares of weighted average common stock equivalents at prices ranging from $35.81 to $49.23 were excluded in the computation of diluted earnings per share for 2001 because the options’ exercise prices were greater than the average market price of the common shares during that period. Approximately 9.3 million shares of weighted average common stock equivalents at prices ranging from $25.91 to $46.50 were excluded from the computation of the diluted earnings per share for 2000 because the options’ exercise prices were greater than the average market price of the common shares during that period. Common stock equivalents were not included in the calculation of diluted loss per share for 1999 because they would have a dilutive effect on the loss per share.

13. Retirement Plans

      The Company has two defined contribution retirement plans, a qualified plan under the provisions of section 401(a) of the Internal Revenue Code (the “Qualified Plan”), that covers all employees and a non-qualified plan which covers employees with earnings over the section 401(a)(17) limit in the previous calendar year (the “Non-Qualified Plan”). Under the terms of the Qualified Plan, participants may contribute varying amounts of their annual compensation (limited to the lesser of 15% of compensation or the section 402(g) limit). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of 10% of the employee’s compensation or $10,000 whichever is less, subject to certain vesting provisions based on length of employee service. Company contributions to the Qualified Plan totaled $10.4 million in 2001, $8.3 million in 2000 and $6.9 million in 1999. Under the terms of the Non-Qualified Plan, participants may contribute varying amounts of their annual compensation (up to 100% of compensation). The Company matches a portion of non-qualified employee contributions based upon years of service, up to a maximum of 10% of the employee’s compensation or $10,000 whichever is less, subject to certain vesting provisions based on length of employee service. The Company’s matching contributions to the Non-Qualified Plan totaled $1.0 million in 2001, $0.4 million in 2000 and $0.2 million in 1999.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes

      The provision for income taxes for the years ended December 31, consisted of the following components (in thousands):

	2001	2000	1999

Current:
Federal	$4,908	$70,860	$32,266
State	5,274	13,026	7,970
Foreign	27,553	17,261	12,336

	37,735	101,147	52,572
Deferred:
Federal	52,585	4,162	(24,817)
State	4,794	(7,128)	(7,698)
Foreign	2,907	(6,665)	(8,690)

	60,286	(9,631)	(41,205)

Provision for income taxes	$98,021	$91,516	$11,367

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company’s income before taxes for the years ended December 31, as follows (in thousands):

	2001	2000	1999

Income tax provision (benefit) at federal statutory rate	$101,351	$83,022	$(58,295)
State income tax, net of federal tax effect	7,736	5,756	(1,199)
Income from tax-advantaged investments	(9,934)	(7,804)	(4,409)
Research and development tax credit	(5,357)	(6,183)	(7,641)
Non-recurring items	(1,711)	5,261	69,442
Change in valuation allowance	(1,797)	2,695	4,615
Other	7,733	8,769	8,854

Provision for income taxes	$98,021	$91,516	$11,367

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes at December 31, consisted of the following (in thousands):

	2001	2000

Deferred tax assets:
Deferred revenue, net	$41,578	$52,073
Depreciation	2,945	9,594
Accrued compensation	12,114	13,867
Allowance for doubtful accounts	7,709	12,208
Net operating losses and tax credits	158,097	57,899
Capitalized foreign research and development costs	10,810	15,252
Other	53,888	24,495

Total deferred tax assets	287,141	185,388
Valuation allowance	(26,704)	(21,447)

Net deferred tax asset	260,437	163,941
Deferred tax liabilities:
Capitalized expenses	(14,907)	(10,561)
Deferred benefits not recognized	(60,474)	(53,137)
Other	(32,036)	(21,908)

Total deferred tax liabilities	(107,417)	(85,606)

Total net deferred tax asset	$153,020	$78,335

	2001	2000

Recorded as:
Current U.S. deferred tax assets	$55,311	$57,972
Current foreign deferred tax assets	2,777	1,242
Noncurrent U.S. deferred tax assets	84,122	3,869
Noncurrent foreign deferred tax assets	10,810	15,252

Total net deferred taxes	$153,020	$78,335

      Deferred tax assets and liabilities are classified in the consolidated balance sheet consistent with the classification of the related asset or liability.

      For the year ended December 31, 2001 the valuation allowance increased by $5.3 million. The increase consisted of a $7.1 million increase attributable to stock option deductions, which were recorded directly in equity. Partially offsetting the increase was a $1.8 million decrease primarily related to the net utilization of foreign net operating losses in carryforward. For the year ended December 31, 2000, the valuation allowance increased by $2.7 million primarily as a result of establishing allowances on net operating losses incurred in foreign jurisdictions and other foreign tax benefits as well as on operating loss carryforwards in state jurisdictions of acquired companies. Management believes future taxable income will be sufficient to realize the deferred tax benefit of the deferred tax assets.

      At December 31, 2001, the Company had federal net operating loss carryforwards of approximately $168.3 million. These losses expire in various years between 2011 and 2021 and are subject to limitations on their utilization. The Company has state net operating loss carryforwards of approximately $152.4 million, expiring in various years between 2002 and 2021, which are also subject to limitations on their utilization. The Company has net operating loss carryforwards in certain foreign jurisdictions of approximately $45.6 million, which expire in various years. The Company has credit carryforwards of approximately $73.1 million. The expiration periods for those credits with such statutory provisions are between 2002 and 2021.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Stockholders’ Equity

Preferred Stock

      Under a stockholder rights plan established in 1995, every share of common stock carries the right (a “Right”), under certain circumstances, to purchase equity securities of the Company or an acquiring company. Ten days after a tender offer or acquisition of 20% or more of the Company’s common stock, each Right may be exercised for $190 (“Exercise Price”) to purchase one one-thousandth of one share of the Company’s Series A Participating Preferred Stock. Each one one-thousandth of each share of Series A Participating Preferred Stock will generally be afforded economic rights similar to one share of the Company’s common stock. In addition, each Right entitles the holder to purchase common stock of the Company with a fair value of twice the Exercise Price or, in certain circumstances, securities of the acquiring company for the Exercise Price. Each Right expires in February 2005, and, during specified periods, the Company may redeem or exchange each Right for $0.01 or one share of common stock.

Common Stock

      The Company has never paid cash dividends on its common stock. At December 31, 2001, 76,226,179 authorized but unissued shares of common stock were reserved for issuance under the Company’s stock plans.

Stock Dividend

      In December 1998, the Company declared a stock dividend of one share of Momentum Business Applications, Inc. (“Momentum”) Class A Common Stock for every fifty shares of PeopleSoft common stock held as of December 31, 1998, resulting in 4.7 million shares being distributed. The Company’s stockholders were not required to pay cash or other consideration for the Momentum shares received. No fractional shares were distributed. The distribution was taxable as a dividend to each holder in the amount of the fair market value of the Momentum Business Applications shares distributed to each shareholder. The average market value of the shares on January 16, 1999, the first day of trading, was $16.75.

Stock Plans

1992 Employee Stock Purchase Plan

      Under the 1992 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each January 1st and July 1st. Participation in the offering is limited to the lesser of 10% of an employee’s compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 13,036,221 shares of common stock have been reserved for issuance under this plan of which 2,771,994 shares were available for issuance as of December 31, 2001. Shares issued under this plan were, 1,545,148 in 2001, 1,674,470 in 2000 and 1,755,442 in 1999. In January 2002, 492,029 shares were issued in connection with the offering period ended December 31, 2001.

Stock Option Plans

      Pursuant to the 2001 Stock Plan, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and stock purchase rights may be granted. A total of 6,000,000 shares of common stock have been reserved for issuance under this Plan. The exercise price of each stock option and the price of the stock for the stock purchase right shall not be less than 100% of the fair market value of the stock on the date the award is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting for all awards generally occurs at a rate of 25%-33% per year from the date of grant.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Pursuant to the 2000 Nonstatutory Stock Option Plan, employees and consultants, who are not directors or officers, may be granted non-qualified stock options to purchase shares of the Company’s common stock. A total of 10,000,000 shares of common stock have been reserved for issuance under this Plan. The exercise price of each nonstatutory stock option generally is not less than 100% of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at a rate of 25%-50% per year from the date of the grant.

      Pursuant to the 1989 Stock Plan, incentive and non-qualified stock options to purchase shares of the Company’s common stock may be granted. A total of 144,244,932 shares have been reserved for issuance under this Plan. The exercise price of each incentive and non-qualified stock option shall not be less than 100% and 85%, respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at the rate of 25%-50% per year from the date of grant.

      In connection with the merger with Vantive in 1999 and the acquisitions of SkillsVillage in 2001, Advanced Planning Solutions, Inc. in 2000, TriMark in 1999, Distinction in 1999, Intrepid in 1998 and Red Pepper in 1996, PeopleSoft assumed all of the outstanding stock options of the respective stock plans of these companies, including any shares assumed by those companies in mergers and/or acquisitions. These options retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

      Upon consummation of the merger with Vantive on December 31, 1999, approximately 392,206 options issued under the Vantive Stock Option Plan became immediately exercisable due to a change in ownership provision.

Executive Restricted Stock Purchase Agreement

      In 1999, 500,000 shares of restricted stock were granted to the Chief Executive Officer. These shares vest over 4 years. The shares carry voting and dividend rights; however, sales of the shares are restricted prior to vesting. The Company has the right to repurchase any unvested shares upon termination of his employment except under certain limited circumstances under which the award becomes fully vested.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Combined Stock Option Activity

      Option and share activity under the 1989 Stock Plan, the 2000 Nonstatutory Stock Option Plan and the 2001 Stock Plan, including the options assumed by PeopleSoft as a result of mergers and acquisitions, and the options canceled and granted as a result of the December 14, 1998 option repricing and the Executive Restricted Stock Purchase Agreement, is as follows:

	Weighted Average
	Exercise Price	Shares

Balances at December 31, 1998	$11.79	48,683,647
Granted	12.99	29,691,322
Exercised	4.05	(10,420,282)
Canceled	13.93	(13,191,859)

Balances at December 31, 1999	$13.41	54,762,828
Granted	18.82	37,312,431
Exercised	10.58	(15,243,931)
Canceled	15.49	(13,114,215)

Balances at December 31, 2000	$17.04	63,717,113
Granted	32.32	17,325,316
Exercised	14.28	(16,710,317)
Canceled	20.96	(4,402,893)

Balances at December 31, 2001	$21.89	59,929,219

      The exercise prices for the above grants range from $0.001 to $49.23. At December 31, 2001, options to purchase 19,957,079 shares were exercisable and options to purchase 11,610,716 shares were available for grant.

1992 Directors’ Stock Option Plan

      Under the 1992 Directors’ Stock Option Plan, directors who are not officers or employees may receive nonstatutory options to purchase shares of common stock. A total of 2,400,000 shares of common stock have been reserved for issuance under this plan and, as of December 31, 2001, options to purchase 823,000 shares with exercise prices of $1.77 to $39.00 per share have been granted. Options granted under this plan were, 60,000 in 2001, 124,000 in 2000 and 45,000 in 1999. At December 31, 2001, options to purchase 160,750 shares were exercisable, 227,250 were outstanding, 110,000 were cancelled and options for 1,687,000 were available for grant. The exercise price of each nonstatutory stock option shall not be less than 100% of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting occurs over one to four years from the date of grant.

Stock-based Compensation

      As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards to employees. Under APB Opinion No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted are generally equal to the fair market value of the underlying security on the grant date.

      Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	ESPP			Options

	2001	2000	1999	2001	2000	1999

Expected life (in years)	0.50	0.50	0.50	2.88	2.43	3.55
Expected volatility	0.70	0.65	0.42	0.70	0.65	0.42
Risk free interest rate	3.45%	6.22%	4.68%	4.55%	6.22%	5.43%

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company’s pro forma information follows (in thousands, except for income per share information):

	2001	2000	1999

Net income (loss)
As reported	$191,554	$145,691	$(177,765)
Pro forma	$67,006	$57,970	$(263,274)
Basic income (loss) per share
As reported	$0.64	$0.52	$(0.67)
Pro forma	$0.22	$0.21	$(1.00)
Diluted income (loss) per share
As reported	$0.59	$0.48	$(0.67)
Pro forma	$0.21	$0.19	$(1.00)

      The weighted-average fair value of options granted during 2001, 2000 and 1999 was $15.09, $8.21 and $6.61 per share, respectively. The weighted-average fair value of the ESPP during 2001, 2000, and 1999 was $8.23, $6.46 and $4.45 per share, respectively.

      The following table summarizes information concerning all outstanding and exercisable options at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise	Number of	Contractual	Average	Number of	Average
Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$ 0.001 – 10.00	1,332,535	4.15	$5.99	708,053	$9.58
10.01 – 15.00	23,407,311	7.65	13.72	9,539,246	13.70
15.01 – 20.00	9,314,173	6.84	17.84	4,309,204	17.98
20.01 – 30.00	11,113,027	8.63	24.86	3,322,712	24.79
30.01 – 49.23	14,989,423	8.98	36.31	2,238,614	35.72

	60,156,469			20,117,829

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

      In November 1995, the Company received $21.8 million through the private placement of warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock. In November 1997, the Company issued 942,880 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 shares of common stock at $13.75 per share. In March 1999, the Company issued 572,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 warrants with an exercise price of $13.75 per share and 1,600,000 warrants with an exercise price of $16.88 per share. In November 1999, the Company issued 77,000 shares of common stock pursuant to the net exercise of warrants to purchase 1,600,000 warrants with an exercise price of $16.88 per share, at which time 1,600,000 warrants with an exercise price of $19.38 per share were forfeited.

      During 1999, the Company issued a warrant to purchase 40,000 shares of the Company’s common stock. This warrant had an exercise price of $12.69 per share and an expiration date of May 11, 2006. In May 2000, the Company issued 2,718 shares of common stock pursuant to the net exercise of the warrant.

Common Stock Repurchase Program

      In August 2000, the Board of Directors authorized the repurchase of shares of the Company’s common stock, at management’s discretion, of up to $100.0 million. Shares repurchased under the stock repurchase program are used to offset the dilutive effect of the Company’s stock option and stock purchase plans. The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. During 2000, a total of 384,000 shares were repurchased for a total of $15.0 million. During 2001, a total of 805,000 shares were repurchased for a total of $20.0 million.

16. Segment and Geographic Areas

      The Company identified its chief executive officer (“CEO”) as the chief operating decision maker for the period ended December 31, 2001. The Company’s CEO evaluated revenue performance based on two segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other geographic regions. Data for the two segments is presented below. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any segment other than the segments disclosed below. The accounting policies for each of the reportable segments shown below are the same as those described in the summary of significant accounting policies.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, (in thousands):

	2001	2000	1999

Revenues from unaffiliated customers:
North America	$1,583,059	$1,350,859	$1,142,132
International	490,194	385,614	287,014

Consolidated	$2,073,253	$1,736,473	$1,429,146

Operating income (loss):
North America	$165,488	$57,025	$(219,673)
International	86,484	14,207	(18,900)

Consolidated	$251,972	$71,232	$(238,573)

Identifiable assets:
North America	$2,228,681	$1,728,768	$1,571,121
International	319,324	256,382	131,169

Consolidated	$2,548,005	$1,985,150	$1,702,290

      Revenues from the Europe-Middle-East-Africa region represented 14% of total revenues in 2001 and 13% of total revenues in both 2000 and 1999. No other international region had revenues equal to or greater than 10% of total revenues in 2001, 2000 or 1999. Revenues originated in each individual foreign country were less than 5% of total revenues during 2001, 2000 and 1999.

      Revenues attributable to the U.S. were $1,496.0 million in 2001, $1,278.3 million in 2000 and $1,098.5 million in 1999.

17. Business Combinations

      These following acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not significant to the Company on either an individual or an aggregate basis. In addition to the 2001 acquisition of SkillsVillage, Inc., discussed below, the Company entered into a transaction to acquire technology from Cohera Corporation, which was not significant to the Company’s financial statements. During the years ended December 31, 2001, 2000 and 1999, the Company completed the following acquisitions.

SkillsVillage, Inc.

      On May 31, 2001, the Company acquired the assets and assumed liabilities of SkillsVillage, Inc. (“SkillsVillage”), through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the process of procuring and managing contract services. The aggregate purchase price of $31.5 million included the issuance of 398,029 shares of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million, and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. After the term of the escrow has elapsed, escrow amounts will be accounted for as additional purchase price and any amounts remaining in the escrow account will be distributed to former SkillsVillage shareholders.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      In performing this allocation, the Company considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of SkillsVillage’s products. The projected incremental cash flows were discounted back to their present value using discount rates of 18% and 23% for developed and in-process technology, respectively. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital, and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      The Company’s projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

Distinction Software, Inc.

      In August 1999, the Company acquired all of the outstanding equity interests of Distinction Software, Inc. (“Distinction”), a supply chain management software company. The Company paid an aggregate purchase price of $15.2 million. Significant components of the purchase price included issuance of shares of common stock with a fair value of $11.9 million, issuance of options to purchase common stock with a fair value of $0.1 million, to Distinction employees, and forgiveness of debt in the amount of $3.2 million.

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

      In performing this allocation, the Company considered, among other factors, intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Distinction’s products. The Company determined that technological feasibility had been reached for the products acquired and, therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 22% for developed technology. This discount rate was determined after consideration of the Company’s cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks include achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      The Company’s projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

TriMark Technologies, Inc.

      In May 1999, PeopleSoft acquired the assets and assumed certain liabilities of TriMark Technologies, Inc. (“TriMark”), through a business combination accounted for as a purchase. The assets acquired included Transcend, TriMark’s UNIX based client/server administration solution for annuity and life insurance

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

processing. Significant components of the aggregate purchase price of $29.9 million included issuance of shares of common stock with a fair value of $18.1 million, issuance to TriMark employees of options to purchase common stock with a fair value of $8.2 million, and forgiveness of debt of $3.6 million.

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

      In performing this allocation, PeopleSoft considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of TriMark’s product. PeopleSoft determined that technological feasibility had been reached for the Transcend product prior to the date of acquisition and therefore, none of the purchase price was allocated to in-process research and development. The projected incremental cash flows were discounted back to their present value using a discount rate of 20% for developed technology. This discount rate was determined after consideration of PeopleSoft’s cost of capital, the weighted average return on assets, venture capital rates of return, and revenue growth assumptions. Associated risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

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

18. Subsequent Events

Momentum Business Applications

      On January 29, 2002, pursuant to Momentum’s Restated Certificate of Incorporation, as amended, the Company exercised its option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. The price of the option, if exercised prior to February 15, 2002, is $90.0 million. The $90 million purchase price will be paid in cash. The transaction is expected to close by March 31, 2002, subject to obtaining necessary governmental approvals, and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the first quarter of 2002, the period in which the transaction is expected to close. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development charge, but the Company does not anticipate that it will be a significant portion of the purchase price. See complete disclosure of this transaction and related agreements in Momentum Business Applications footnote detailed above.

Annuncio Software, Inc.

      On January 11, 2002, the Company announced that it had entered into a definitive agreement to purchase the intellectual property and certain assets of Annuncio Software, Inc. (“Annuncio”). The total cash purchase price is expected to be approximately $25.5 million. Annuncio, a privately held company, has a leading

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketing automation solution for email and web customer interaction. The transaction was completed in the Company’s first quarter and will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired, including in-process research and development, based on their fair values. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the first quarter, the period in which the transaction is expected to close. The valuation to determine the fair value of the net assets acquired has not been completed. Accordingly, the Company cannot estimate the amount of the in-process research and development charge, but does not anticipate that it will be a significant portion of the purchase price.

Vantive Securities Class Actions

      On March 15, 2002, the Ninth Circuit Court of Appeal affirmed the district court’s March 21, 2000 ruling granting the Company’s motion to strike and dismiss with prejudice a series of securities class action lawsuits filed beginning on July 6, 1999 against Vantive. The securities class action lawsuits were consolidated and a First Consolidated Amended Complaint was filed by plaintiffs on November 15, 1999 alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and alleging accounting improprieties. The plaintiffs have ninety (90) days following the entry of the Ninth Circuit Court’s order of dismissal to petition for review by the U.S. Supreme Court.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

(Unaudited)

      Summarized quarterly supplemental consolidated financial information for 2001 and 2000 are as follows (in thousands, except per share amounts):

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2001(a)
Total revenues	$503,088	$532,652	$509,353	$528,160
Operating income	46,131	57,693	67,743	80,405
Net income	36,058	47,381	50,345	57,770
Basic income per share	$0.12	$0.16	$0.17	$0.19
Shares used in basic per share computation	290,187	296,104	302,153	303,739
Diluted income per share	$0.11	$0.15	$0.16	$0.18
Shares used in diluted per share computation	315,011	318,601	322,323	323,081
2000(a)
Total revenues	$375,419	$420,154	$443,120	$497,780
Operating income (loss)	8,539	16,149	(10,153)	56,697
Net income	16,785	15,948	68,732	44,226
Basic income per share	$0.06	$0.06	$0.24	$0.15
Shares used in basic per share computation	273,661	277,053	281,438	285,773
Diluted income per share	$0.06	$0.06	$0.23	$0.14
Shares used in diluted per share computation	291,953	280,609	304,895	315,576

(a)	No cash dividends have been declared or paid in any period presented.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Beginning	to Statement	Write-offs/	Acquisitions	Ending
	Balance	of Operations	Deductions	and Other	Balance

Allowance for doubtful accounts:
Year ended December 31, 2001	$38,928	$16,642	$(25,033)	$(2,877)	$27,660
Year ended December 31, 2000	$45,794	$3,205	$(6,023)	$(4,048)	$38,928
Year ended December 31, 1999	$42,370	$6,748	$(4,621)	$1,297	$45,794

INDEX TO EXHIBITS

Exhibit
Number	Description

3.6	Amended and Restated Bylaws of PeopleSoft, Inc. dated February 26, 2002.
10.5	Amended and Restated 2001 Stock Plan dated as of September 27, 2001
10.45	Employment Contract between Guy Dubois and PeopleSoft France S.A., dated as of January 1, 2000, and addendums thereto dated as of January 1, 2000, and January 1, 2001.
21.1	Subsidiaries of PeopleSoft, Inc.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of Arthur Andersen LLP, Independent Public Accountants.
24	Power of Attorney (see the Signatures page to this Form 10-K).
99.1	Letter to the Commission.