Form 10-Q
period 2002-03-31
PEOPLESOFT INC
filed 2002-05-09
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-20710

PEOPLESOFT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	68-0137069 (I.R.S. Employer Identification No.)

4460 Hacienda Drive, Pleasanton, CA (Address of principal executive officers)	94588 (Zip Code)

Registrant’s telephone number, including area code: (925) 694-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2002
Common Stock, par value $0.01	310,539,143

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$478,164	$433,700
Short-term investments	1,302,108	1,199,046
Accounts receivable, net	313,082	375,437
Income taxes receivable	7,584	7,288
Deferred tax assets	57,986	58,088
Other current assets	59,271	59,309

Total current assets	2,218,195	2,132,868
Property and equipment, at cost	535,057	515,475
Less accumulated depreciation and amortization	(317,907)	(301,313)

	217,150	214,162
Investments	42,539	40,587
Non-current deferred tax assets	95,061	94,932
Capitalized software, less accumulated amortization	21,635	16,213
Goodwill, less accumulated amortization	48,806	32,203
Other assets	23,542	17,040

Total assets	$2,666,928	$2,548,005

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$37,440	$37,115
Accrued liabilities	146,826	144,646
Accrued compensation and related expenses	151,725	184,237
Income taxes payable	11,654	6,236
Short-term convertible debt	57,000	57,000
Deferred revenues	421,198	409,316

Total current liabilities	825,843	838,550
Long-term deferred revenues	102,979	98,025
Other liabilities	22,552	19,490
Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock	3,112	3,068
Additional paid-in capital	1,305,962	1,226,155
Retained earnings	461,758	417,214
Treasury stock	(35,449)	(35,414)
Accumulated other comprehensive loss	(19,829)	(19,083)

Total stockholders’ equity	1,715,554	1,591,940

Total liabilities and stockholders’ equity	$2,666,928	$2,548,005

See accompanying notes to condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenues:
License fees	$133,290	$153,278
Services	342,447	330,156
Development and other services	7,530	30,721

Total revenues	483,267	514,155
Costs and Expenses:
Cost of license fees	11,437	16,268
Cost of services	164,530	184,759
Cost of development and other services	6,755	27,894
Sales and marketing expense	124,570	126,184
Product development expense	82,333	79,040
General and administrative expense	30,246	33,879
Restructuring, merger and other charges	2,800	—

Total costs and expenses	422,671	468,024

Operating income	60,596	46,131
Other income, net	7,239	8,920

Income before provision for income taxes	67,835	55,051
Provision for income taxes	23,291	18,993

Net income	$44,544	$36,058

Basic income per share	$0.14	$0.12
Shares used in basic income per share computation	307,990	290,187
Diluted income per share	$0.14	$0.11
Shares used in diluted income per share computation	325,865	315,011

See accompanying notes to condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Operating Activities:
Net income	$44,544	$36,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,231	19,735
Provision for doubtful accounts	2,037	9,396
Benefit from deferred income taxes	(643)	(5,003)
Gain on sales of investments and disposition of property and equipment, net	(1,373)	(1,835)
In-process research and development, acquisition and other non-cash charges	2,800	—
Non-cash stock compensation	1,569	705
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	60,382	2,186
Accounts payable and accrued liabilities	3,885	15,256
Accrued compensation and related expenses	(33,420)	(21,388)
Income taxes receivable, net	5,258	13,315
Tax benefits from exercise of stock options	14,515	2,801
Deferred revenues	17,057	(7,465)
Other current and noncurrent assets and liabilities	1,976	(6,912)

Net cash provided by operating activities	140,818	56,849
Investing Activities:
Purchase of available-for-sale investments	(2,373,033)	(1,669,407)
Proceeds from maturities and sales of available-for-sale investments	2,267,094	1,299,505
Purchase of property and equipment	(22,418)	(20,371)
Acquisitions, net of cash acquired	(29,999)	(296)

Net cash used in investing activities	(158,356)	(390,569)
Financing Activities:
Net proceeds from sale of common stock and exercise of stock options	63,732	40,309
Repurchases of convertible debt, net	—	(10,542)

Net cash provided by financing activities	63,732	29,767
Effect of foreign exchange rate changes on cash and cash equivalents	(1,730)	(5,574)

Net increase (decrease) in cash and cash equivalents	44,464	(309,527)
Cash and cash equivalents at beginning of period	433,700	646,605

Cash and cash equivalents at end of period	$487,164	$337,078

Supplemental disclosures:
Cash paid for interest	$1,560	$1,774
Cash paid for income taxes	$4,473	$5,349

See accompanying notes to condensed consolidated financial statements.

PEOPLESOFT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The information for the three months ended March 31, 2002 and March 31, 2001, is unaudited, but includes all adjustments (consisting only of normal, recurring adjustments) that the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management’s best effort to establish good faith estimates and assumptions, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three months ended March 31, 2002 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

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

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001

Numerator:
Net income	$44,544	$36,058

Denominator:
Denominator for basic income per share - weighted average shares outstanding	307,990	290,187
Employee stock options and other	17,875	24,824

Denominator for diluted income per share - Adjusted weighted average shares outstanding assuming exercise of common equivalent shares	325,865	315,011

Basic income per share	$0.14	$0.12
Diluted income per share	$0.14	$0.11

     Approximately 12.3 million shares of weighted average common stock equivalents at prices ranging from $34.91 to $49.23 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. Approximately 1.2 million shares of weighted average common stock equivalents at prices ranging from $37.19 to $46.50 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2001 because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive.

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

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program principally designed to mitigate the potential for future adverse impact on intercompany balances due to changes in foreign currency exchange rates. The program uses forward exchange contracts to hedge significant intercompany balances. The Company uses two foreign exchange banks for substantially all of these contracts. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. In general, the forward exchange contracts have terms of three months or less. These contracts are recorded on the balance sheet at fair value. Changes in fair value of the contracts and the intercompany balances being hedged are included in “Other income, net” in the accompanying consolidated statements of operations. To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in “Other income, net.”

     During the three months ended March 31, 2002 and March 31, 2001 the Company recorded net losses of $0.5 million and $1.8 million from these settled contracts and underlying foreign currency exposures. At March 31, 2002, the Company had outstanding forward foreign exchange contracts to exchange Hong Kong dollars ($6.2 million), Singapore dollars ($5.4 million), Australian dollars ($0.4 million), Chilean pesos ($0.3 million) and Canadian dollars ($0.2 million) for U.S. dollars, and to exchange U.S. dollars for Euros ($2.3 million), South African rand ($2.2 million), British pounds ($1.0 million) and Swiss francs ($0.7 million). At March 31, 2002, each of these contracts matures within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2002. At March 31, 2001, the Company had outstanding forward exchange contracts to exchange Euros ($2.0 million), Singapore dollars ($1.2 million), Chilean pesos ($0.5 million), Japanese yen ($0.3 million), and Hong Kong dollars ($1.4 million) for U.S. dollars and to exchange U.S. dollars for Swiss francs ($0.7 million), South African rand ($0.7 million), Australian dollars ($0.5 million) and British pounds ($3.6 million). At March 31, 2001, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward exchange contracts was material at March 31, 2001.

     The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company’s Board of Directors. In addition to hedging existing transaction exposures, the Company’s foreign exchange management policy allows for the hedging of anticipated transactions, and for hedging the exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through March 31, 2002.

Interest Rate Swap Transactions

     The Company has entered into interest rate swap transactions to manage its exposure to interest rate changes on facility lease obligations. The swaps involve the exchange of fixed interest rate payments for variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the three month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. These swaps are designated under SFAS 133 as hedges against changes in amount of future cash flows. As of March 31, 2002, the Company has recorded in “Accumulated other comprehensive loss” a $4.6 million unrealized loss in connection with these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets of $6.6 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Concentrations of Credit Risk

     The Company does not believe that it has a concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4. Comprehensive Income

     The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001

Net income	$44,544	$36,058
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale investments	(365)	(1,183)
Foreign currency translation	(1,781)	(8,467)
Interest rate swap transactions:
Cumulative effect of accounting change	—	(2,648)
Net unrealized gain (loss) on cash flow hedges	128	(5,002)
Reclassification adjustment for earnings recognized during the quarter	1,272	159

Comprehensive income	$43,798	$18,917

5. Restructuring and Exit Charges

     The following table sets forth the Company’s remaining restructuring reserves as of March 31, 2002, which are included in “Accrued liabilities” (in thousands):

	Leases	Other	Total

Balance December 31, 2001	$3,268	$820	$4,088
Cash payments	(247)	—	(247)

Balance March 31, 2002	$3,021	$820	$3,841

6. Commitments and Contingencies

Vantive Securities Class Actions

     On March 15, 2002, the Ninth Circuit Court of Appeal affirmed the March 21, 2000 ruling of the United States District Court for the Northern District of California granting PeopleSoft’s motion to dismiss with prejudice a series of securities class action lawsuits filed against The Vantive Corporation (a company

PeopleSoft acquired and merged with in December 1999) beginning on July 6, 1999. The Plaintiffs have ninety (90) days following the entry of the Ninth Circuit Court’s order of dismissal to petition for review by the U.S. Supreme Court.

Wrongful Termination Litigation

     On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarborough v. PeopleSoft, Inc., Case No. 775405-2) by a former employee of PeopleSoft whose employment was terminated in November 1995. The complaint alleged causes of action for wrongful discharge, retaliation, age discrimination and harassment. PeopleSoft filed a cross complaint based upon plaintiff’s violation of Penal Code section 632 and the wrongful taking of proprietary information from PeopleSoft. Following a jury trial, the Court entered judgment on a verdict in favor of the plaintiff in the amount of $5.4 million. The judgment has been satisfied by PeopleSoft. On April 4, 2002, the Court denied a motion filed by the plaintiff, after the entry of the judgment, seeking $8.1 million in attorney’s fees. Plaintiff has sixty (60) days from April 4, 2002, to appeal the Court’s order denying the motion for fees.

Other Matters

     From time to time in the course of general business activities, PeopleSoft becomes involved in legal disputes and proceedings. We do not expect the resolution of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of PeopleSoft. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect PeopleSoft’s future results of operations or cash flows in a particular period.

7. Segment Information

     The Company identified its chief executive officer (“CEO”) as the chief operating decision maker. The Company’s CEO evaluates revenue performance based on two segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other geographic regions. Financial data for the two segments is presented below. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are only reviewed by the CEO on a company-wide basis. In addition, the Company does not account for or report to the CEO its assets or capital expenditures by any segment other than the North American and International segments. The accounting policies for each reportable segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

     The following table presents a summary of operating information and certain quarter-end balance sheet information by operating segment (in thousands):

	Three Months Ended March 31,
	2002	2001

Revenues from unaffiliated customers:
North America	$370,592	$401,641
International	112,675	112,514

Consolidated	$483,267	$514,155

Operating income:
North America	$30,419	$22,443
International	30,177	23,688

Consolidated	$60,596	$46,131

Identifiable assets:
North America	$2,319,711	$1,746,206
International	347,217	277,326

Consolidated	$2,666,928	$2,023,532

     Revenues from the Europe-Middle-East-Africa region represented 14% and 13% of total revenues during the quarters ended March 31, 2002 and March 31, 2001. No other international region had revenues equal to or greater than 10% of total revenues for the three months ended March 31, 2002 or March 31, 2001. Revenues originated in each individual foreign country were less than 10% of total revenues for the three months ended March 31, 2002 and March 31, 2001.

8. Business Combinations

     During the quarter ended March 31, 2002, the Company completed an acquisition of certain assets of Annuncio Software, Inc. (“Annuncio”), discussed below, and entered into a transaction to acquire technology from Calico Commerce, Inc., which was not significant to the Company’s financial statements. The Annuncio acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying consolidated statements, and the assumed assets or liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for these acquisitions because the effects of these acquisitions were not significant to the Company on either an individual or an aggregate basis.

Annuncio Software, Inc.

     In January 2002, the Company purchased the intellectual property and certain assets of Annuncio through a business combination accounted for using the purchase method of accounting. The intellectual property of Annuncio, a privately held company, consists of marketing automation software solutions for email and web customer interaction. The purchase price consisted of a $25.0 million cash payment.

     The Company allocated the excess purchase price over the fair value of the net tangible liabilities acquired to the following intangible assets: $16.6 million to goodwill, $3.2 million to completed products and technology, $3.1 million to other intangible assets and $2.8 million to in-process research and development. As of the acquisition date, the technological feasibility of the in-process technology had not been established and had no alternative future use and therefore, the Company expensed the $2.8 million in accordance with accounting principles generally accepted in the United States of America. The capitalized intangible assets are being amortized based on estimated useful lives of one to three years.

     In performing this allocation, the Company considered, among other factors, its intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Annuncio’s products. The projected incremental cash flows were discounted back to their present value using discount rates of 14% and 25% for developed and in-process technology, respectively. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     The Company’s projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

9. Recently Adopted Accounting Standards

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized but must be assessed for impairment on an annual basis. The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $4.3 million in the first quarter of 2002. At March 31, 2002, the Company had goodwill, net of accumulated amortization, of $48.8 million.

The Company does not anticipate that an impairment charge, if any, arising from our goodwill assessment in 2002 will be significant.

     On January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. The Company’s “Services” revenues now include reimbursable out-of-pocket expenses and “Cost of services” expenses include the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14 the Company’s historical financial statements recorded these expenses as net amounts in “Cost of services.” The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net income.

10. Subsequent Event

     The Company exercised its option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. The transaction closed on April 9, 2002 and will be accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values, including in-process research and development. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the second quarter of 2002. The valuation to determine the fair value of the net assets acquired has not been completed. However, the Company does not anticipate that the amount allocated to in-process research and development will be a significant portion of the purchase price.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see “Factors That May Affect Future Results or The Market Price of Our Stock.” Forward-looking statements contained throughout this Report include but are not limited to those identified with a footnote (1) symbol. We undertake no obligation to update the information contained in this Item 2.

RESULTS OF OPERATIONS

     The following table shows the percentage of period over period growth and the percentage of total revenues represented by certain line items in our condensed consolidated statements of operations, for the three months ended March 31, 2002 and March 31, 2001:

	Percentage of
	Dollar
	Change
	Quarter Over	Percentage of
	Quarter	Total Revenues

	2002/2001	2002	2001

Revenues:
License fees	(13)%	27%	30%
Services	4	71	64
Development and other services	(75)	2	6

Total revenues	(6)	100	100
Costs and Expenses:
Cost of license fees	(30)	2	3
Cost of services	(11)	34	36
Cost of development and other services	(76)	1	5
Sales and marketing expense	(1)	26	25
Product development expense	4	17	15
General and administrative expense	(11)	6	7
Restructuring, merger and other charges	na	1	—

Total costs and expenses	(10)	87	91
Operating income	31	13	9

Other income, net	(19)	1	2

Provision for income taxes	23%	5%	4%

     Net income increased $8.5 million or 24% to $44.5 million for the three months ended March 31, 2002 as compared to $36.1 million for the three months ended March 31, 2001. The results of operations for the three months ended March 31, 2002, includes a $1.7 million (after tax) charge for in-process research and development related to the acquisition of certain assets of Annuncio Software, Inc (“Annuncio”). Diluted income per share increased to $0.14 for the three months ended March 31, 2002 compared to $0.11 for the three months ended March 31, 2001.

Revenues

     Our software products are generally licensed to end-user customers under non-exclusive, non-transferable, perpetual license agreements. Revenue from license fees decreased by 13% to $133.3 million in the first quarter of 2002 from $153.3 million in the first quarter of 2001 primarily due to a global market slowdown in technology spending during the first quarter of 2002. Given the continuing global economic slowdown and uncertain recovery, license revenue may be flat in the second quarter of 2002 relative to the first quarter of 2002. (1)

     Our services revenue consists primarily of software maintenance and support fees, consulting fees, customer training fees and other miscellaneous fees. Revenue from services increased by 4% to $342.4 million in the first quarter of 2002 from $330.2 million in the first quarter of 2001. The growth in services revenue during the first quarter of 2002 as compared to the first quarter of 2001 resulted from an increase in maintenance revenue of $22.0 million partially offset by a decrease in consulting revenue of $7.4 million and a decrease in training revenue of $2.3 million. The increase in maintenance revenue from the first quarter of 2001 is primarily due to the growth of our installed customer base. The decrease in consulting and training revenue is primarily a result of the global market slowdown in technology spending during the first quarter of 2002. Revenue from services as a percentage of total revenues was 71% and 64% for the quarters ended March 31, 2002 and March 31, 2001, respectively. The increase in service revenues as a percentage of total revenues is primarily attributable to lower development and license revenues for the quarter ended March 31, 2002. Reductions or slowdowns in our license contracting activity during a given quarter may adversely impact our future consulting, training and maintenance service revenues since these revenues typically follow license contracting activity.(1) Our ability to maintain or increase service revenue in the future depends on our ability to increase our installed customer base and resubscribe existing customers to maintenance agreements. (1) Additionally, a continued slowdown in the global economy may negatively impact services revenue. (1)

     Pursuant to the terms of the development agreement with Momentum Business Applications, Inc. (“Momentum”), we performed development services on behalf of Momentum. Momentum paid us one hundred ten percent (110%) of our fully burdened costs relating to the research and development we provided to them. Revenue from development and other services decreased by 75% to $7.5 million in the first quarter of 2002 from $30.7 million in the first quarter of 2001. Cost of development and other services decreased by 76% to $6.8 million in the first quarter of 2002 from $27.9 million in the first quarter of 2001. As of March 31, 2002, most of the initial development projects undertaken by Momentum were completed. On April 9, 2002, we completed the transaction to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. Refer to “Subsequent Event” under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of the transaction, we do not anticipate any revenue from development services nor any associated cost of development services from Momentum subsequent to the close of the transaction.(1)

Revenues by Segment

     We are organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions. Revenues from the North America segment decreased by 8% to $370.6 million in the first quarter of 2002 from $401.6 million in the first quarter of 2001. Revenues from the North America segment as a percentage of total revenues decreased to 77% in the first quarter of 2002 from 78% in the first quarter of 2001. Revenues from the International segment increased to $112.7 million in the first quarter of 2002 from $112.5 million in the first quarter of 2001. Revenues from the International segment as a percentage of total revenues increased to 23% in the first quarter of 2002 from 22% in the first quarter of 2001. Revenues from the Europe-Middle-East-Africa region represented 14% and 13% of total revenues during the first quarter of 2002 and the first quarter of 2001.

(1)	Forward-Looking Statement

Costs and Expenses

     Our products are based on a combination of internally developed technology and application products, as well as third-party products and technology. Cost of license fees consists principally of royalties, technology access fees for certain third-party software products, amortization of capitalized software costs and product warranty costs. Cost of license fees decreased to $11.4 million in the first quarter of 2002 from $16.3 million in the first quarter of 2001, representing 2% and 3% of total revenues in each of those quarters. Cost of license fees represented 9% of license fee revenues in the first quarter of 2002 and 11% of license fee revenues in the first quarter of 2001. The decrease in cost of license fees in the first quarter of 2002 is primarily attributable to a $3.7 million decrease in product warranty costs and a $2.3 million decrease in royalties resulting from decreased license fee revenue, partially offset by a $1.7 million increase in capitalized software amortization related to software obtained through acquisitions after March 31, 2001. Cost of license fees as a percentage of license fee revenues may fluctuate in the future due principally to the mix of royalty-bearing software products licensed in a particular period, fluctuations in license revenues and changes in the amortization of capitalized software.(1) On April 9, 2002, we completed the transaction to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. Refer to “Subsequent Event” under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We anticipate that a substantial majority of the purchase price for Momentum will be allocated to capitalized software, which we expect to amortize over a period of five years as cost of license fees. Amortization expense associated with the Momentum transaction may result in an increase in the cost of license fees during 2002.(1)

     Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, post-installation support and training. Cost of services decreased to $164.5 million in the first quarter of 2002 from $184.8 million in the first quarter of 2001, representing 34% and 36% of total revenues and 48% and 56% of service revenues in each of those quarters. The decrease in cost of services is primarily the result of a $4.0 million decrease in bonuses associated with the decrease in consulting and training revenues in the first quarter of 2002, a $3.1 million expense decrease related to the reduction in the utilization of outside consultants and expense reductions associated with improved cost management in the professional services organization. We anticipate that the demand for services from new and existing customers for installation, consulting, support and training services may increase our “Cost of services” over the next several quarters.(1)

     Sales and marketing expenses decreased to $124.6 million in the first quarter of 2002 from $126.2 million in the first quarter of 2001, representing 26% and 25% of total revenues in each of those quarters. The decrease in sales and marketing expenses is primarily the result of a $7.9 million decrease in commissions and bonuses related to the decrease in license fees and a $5.1 million decrease in program marketing and advertising during the first quarter of 2002, partially offset by an increase in headcount. Sales and marketing expenses may increase in future periods as we increase our sales force and marketing and advertising expenses in support of PeopleSoft 8 to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.(1)

     Product development expenses consist of costs related to our staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Product development expenses increased to $82.3 million in the first quarter of 2002 from $79.0 million in the first quarter of 2001, representing 17% and 15% of total revenues in each of those quarters. The $3.3 million increase is primarily due to an increase in product development expenses offset by a decline in development services conducted on the behalf of Momentum and expense reductions related to continued cost management in the product development organization. Our current focus in application development is to extend our software offerings by delivering enhanced functionality and to develop a number of new applications in our best of breed, integrated application suites: Human Resources, Financials, Customer Relationship Management and Supply Chain Management.(1) As part of this focus, we anticipate investing in additional global product requirements and industry specific requirements.(1)

(1)	Forward-Looking Statement

However, we cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. On April 9, 2002, we completed the transaction to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. Refer to “Subsequent Event” under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Subsequent to the close of the transaction we will no longer conduct product development on Momentum’s behalf. As a result, we expect that the dollar amount invested in software product development expenses will continue to moderately increase during 2002.(1)

     General and administrative expenses decreased to $30.2 million in the first quarter of 2002 from $33.9 million in the first quarter of 2001, representing 6% and 7% of total revenues in each of those quarters. The decrease is primarily attributable to a $2.1 million decrease in amortization of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized but must be assessed for impairment on an annual basis. We do not anticipate that an impairment charge, if any, arising from the assessment in 2002 will be significant. (1)

Restructuring, Merger and Other Charges

     Acquired in-process research and development charges of $2.8 million in the first quarter of 2002 are attributable to the acquisition of certain assets of Annuncio. For additional discussion of the Annuncio transaction see “Business Combinations.” If we consummate business combinations and technology purchases during the remainder of 2002, we may incur in-process research and development charges which will impact results of operations.(1)

Other Income, Net

     Other income, net, which includes interest income, interest expense and other, decreased to $7.2 million in the first quarter of 2002 from $8.9 million in the first quarter of 2001. The decrease was primarily a result of a decrease in interest income due to lower interest rates.

Provision for Income Taxes

     Our income tax provision increased to $23.3 million in the first quarter of 2002 from $19.0 million in the first quarter of 2001. The effective tax rate for the first quarters of 2002 and 2001 was 34.5%. The net deferred tax assets at March 31, 2002 were $153.0 million. The valuation of these net deferred tax assets is based on historical tax positions and expectations about future taxable income.

Business Combinations

     During the quarter ended March 31, 2002, we completed an acquisition of certain assets of Annuncio, discussed below, and entered into a transaction to acquire technology from Calico Commerce, Inc., which was not significant to our financial statements. The Annuncio acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying consolidated statements of operations, and the assumed assets or liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma results of operations have not been presented for these acquisitions because the effects of these acquisitions were not significant to us on either an individual or an aggregate basis. As part of our growth strategy, we anticipate additional acquisition activity, which may be significant to us on either an individual or an aggregate basis.(1)

(1)	Forward-Looking Statement

Annuncio Software, Inc.

     In January 2002, we purchased the intellectual property and certain assets of Annuncio through a business combination accounted for using the purchase method of accounting. The intellectual property of Annuncio, a privately held company, consists of marketing automation software solutions for email and web customer interaction. The purchase price consisted of a $25.0 million cash payment.

     We allocated the excess purchase price over the fair value of the net tangible liabilities acquired to the following intangible assets: $16.6 million to goodwill, $3.2 million to completed products and technology, $3.1 million to other intangible assets and $2.8 million to in-process research and development. As of the acquisition date, the technological feasibility of the in-process technology had not been established and had no alternative future use and therefore, we expensed the $2.8 million in accordance with accounting principles generally accepted in the United States of America. The capitalized intangible assets are being amortized based on estimated useful lives of one to three years.

     In performing this allocation, we considered, among other factors, our intentions for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Annuncio’s products. The projected incremental cash flows were discounted back to their present value using discount rates of 14% and 25% for developed and in-process technology, respectively. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur.(1) Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. We believe policies and estimates related to revenue recognition, capitalized software, allowance for doubtful accounts, product and service warranty and deferred income taxes represent our critical accounting policies and estimates. Future results may differ from these estimates under different assumptions or conditions.

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

(1)	Forward-Looking Statement

agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

     We recognize our revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We believe that we are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to changes in the way we recognize revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

Capitalized Software

     We capitalize the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, “ (“SFAS 86”). Our policy is to capitalize the costs associated with development of new products, but expense the costs associated with new releases, which consist of enhancements or increased functionality of existing products. We continually evaluate the recoverability of capitalized software costs including software acquired through acquisitions or by direct purchase of technology.

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

Subsequent Event

     We exercised our option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. The transaction closed on April 9, 2002 and will be accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their fair values, including in-process research and development. Any portion of the purchase price allocated to in-process research and development will be charged to expense during the second quarter of 2002. The valuation to determine the fair value of the net assets acquired has not been completed. However, we do not anticipate that the amount allocated to in-process research and development will be a significant portion of the purchase price.

LIQUIDITY AND CAPITAL RESOURCES

     We had $478.2 million in cash and cash equivalents and $1.3 billion in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities at March 31, 2002. Working capital was $1.4 billion at March 31, 2002. We believe that the combination of cash and cash equivalents and short-term investment balances and potential cash flow from operations will be sufficient to satisfy our cash requirements, including the second quarter cash purchase of Momentum for $90.0 million, the third quarter debt maturity and expected purchases of property and equipment, at least through the next twelve months.(1)

     Cash provided by operating activities was $140.8 million during the three months ended March 31, 2002 compared to $56.8 million during the three months ended March 31, 2001. This increase is primarily due to the decrease in accounts receivable, the increase in tax benefits from exercised stock options, the increase in deferred revenues and the increase in net income, partially offset by the decrease in accounts payable and accrued liabilities, the decrease in accrued compensation and the decrease in income taxes payable.

     Cash used in investing activities was $158.4 million during the three months ended March 31, 2002 compared to $390.6 million during the three months ended March 31, 2001. Our principal use of cash in investing activities during the three months ended March 31, 2002 resulted from net purchases of investments, principally of a short-term duration, of $106.0 million, purchases of property and equipment of $22.4 million and acquisitions of $30.0 million. Our principal use of cash in investing activities during the three months ended March 31, 2001 resulted from net purchases of investments of $369.9 million and purchases of property and equipment of $20.4 million.

     Cash provided by financing activities was $63.7 million during the three months ended March 31, 2002 compared to $29.8 million during the three months ended March 31, 2001. The source of cash provided by financing activities during the three months ended March 31, 2002 was related to proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program. The source of cash provided by financing activities during the three months ended March 31, 2001 was related to proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program of $40.3 million partially offset by cash used to repurchase $10.5 million of convertible subordinated long-term notes.

(1)	Forward-Looking Statement

ITEM 3 — FINANCIAL RISK MANAGEMENT

Foreign Exchange Risk

     Our revenue originating outside the United States was 29% and 27% of total revenues during the three months ended March 31, 2002 and March 31, 2001. Revenues generated in the Europe-Middle-East-Africa region were 14% and 13% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency as well.

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.(1)

     Our exposure to foreign exchange rate fluctuations arise in part from intercompany transactions in which the cost of software, including certain development costs, incurred in the United States is charged to our foreign sales subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

     We have a foreign exchange hedging program principally designed to mitigate the potential for future adverse impacts on intercompany balances due to changes in foreign exchange rates. The program uses forward exchange contracts to hedge significant intercompany balances. We use two foreign exchange banks for substantially all of these contracts. In general, these forward foreign exchange contracts have terms of three months or less. Gains and losses on the settled contracts are included in “Other income, net” in the accompanying consolidated statements of operations and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. To the extent these contracts do not completely hedge the intercompany balances, the net impact is recognized in “Other income, net.” The foreign currency hedging program is managed in accordance with a corporate policy approved by our Board of Directors.

     At March 31, 2002, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
Functional		Average Exchange
Currency	Notional Amount	Rate

Hong Kong dollars	$6.2 million	7.800
Singapore dollars	5.4 million	1.849
Australian dollars	0.4 million	1.892
Chilean pesos	0.3 million	668.000
Canadian dollars	0.2 million	1.593

	$12.5 million

(1)	Forward-Looking Statement

     We had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
Functional		Average Exchange
Currency	Notional Amount	Rate

Euro	$2.3 million	0.877
South African rand	2.2 million	0.087
British pounds	1.0 million	1.427
Swiss francs	0.7 million	0.600

	$6.2 million

     At March 31, 2002, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2002. During the three months ended March 31, 2002 and March 31, 2001 we recorded net losses from these settled contracts and underlying foreign currency exposures of approximately $0.5 million and $1.8 million.

     In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through March 31, 2002.

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

     We classify debt and marketable equity securities based on management’s intention on the date of purchase and reevaluate such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt and equity securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in “Accumulated other comprehensive loss,” net of tax in the accompanying consolidated balance sheets. As of March 31, 2002 and 2001, all our investments were classified as available-for-sale.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.(1)

     Our investments are made in accordance with an investment policy approved by the Board of Directors. At March 31, 2002, the average maturity of our investment securities was less than three months. At March 31, 2002, all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments held at March 31, 2002 that are sensitive to changes in interest rates. We believe our investment securities, comprised of highly liquid debt securities of corporations, and municipalities, are similar enough to aggregate. Due to our anticipated tax rate, it is presently

(1)	Forward-Looking Statement

advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At March 31, 2002, we invested heavily in tax—exempt investments which reduced our weighted average interest rate.

     Below is a presentation of the maturity profile of our investment securities held at March 31, 2002 (in millions, except interest rates):

	Expected Maturity

			Principal
	1 Year or	More than 1	Amount	Fair Value
	less	year	3/31/02	3/31/02

Available-for-sale securities	$1,361.8	$42.8	$1,404.6	$1,404.6
Weighted average interest rate	1.7%	2.1%

Interest rate swaps

     We have entered into interest rate swap transactions to manage our exposure to interest rate changes on our facility lease obligations. The swaps involve the exchange of fixed interest rate payments for variable interest rate payments without exchanging the notional principal amount. The swaps have an aggregate notional amount of $175.0 million and mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, we receive a variable rate based on the three month LIBOR set on the last day of the previous quarter and pay a weighted average fixed rate of 6.80%. These swaps are designated under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, as hedges against changes in amount of future cash flows. We recorded in “Accumulated other comprehensive loss” a $4.6 million unrealized loss as of March 31, 2002 in connection with these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets of $6.6 million are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Equity Securities Risk

Convertible subordinated notes

     At March 31, 2002, we had an aggregate of $57.0 million in outstanding convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into our common stock at the investor’s option at any time at a conversion price equal to $50.82 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $57.2 million and $57.6 million as of March 31, 2002 and December 31, 2001.

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

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2001, 2000 and 1999 contained in our Annual Report to Stockholders on Form 10-K.

Continued regional and/or global changes in economic, political and market conditions could cause further decreases in demand for our software and related services which could negatively affect our revenue and operating results and the market price of our stock.

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global change in the economy and financial markets could result in the delay or reconsideration of customer purchases. The current economic conditions have negatively impacted our financial results. If demand for our software and related services decrease, our revenues may decrease and our operating results would be adversely affected, which may cause our stock price to fall.

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

     Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,’’ and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

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

     Our ability to maintain or increase service revenue primarily depends on our ability to increase the amount of software we license to customers. Variances or slowdowns in licensing activity may impact our consulting, training and maintenance service revenues in future periods.

Our future revenue is substantially dependent upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services.

     Our installed customer base has traditionally generated additional consulting services, maintenance and license revenue. However, the maintenance agreements are generally renewable annually at a customer’s option and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may not necessarily license additional products or contract for additional services. If our customers fail to renew their maintenance agreements or license additional products or contract for additional services, our revenues could decrease.

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

     Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. If we are not able to maintain software performance across accepted platforms and operating environments, our license of products and service revenues could be adversely affected.

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

     We license software and technology from third parties, including some competitors, and incorporate it into our own software products, some of which is critical to the operation of our software. If any of the third-party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third-party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services.

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

     From time to time, we acquire or invest in companies, products or technologies, and enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

•	we may have difficulty assimilating the operations and personnel of the acquired company;

•	we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	our ongoing business may be disrupted by transition and integration issues;

•	we may not be able to retain key technical and managerial personnel from the acquired business;

•	we may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	our relationships with employees and customers could be impaired;

•	our due diligence process may fail to identify significant issues with product quality, product architecture, legal and financial contingencies, and product development, among other things; and

•	we may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

The acquisition of Momentum may have a negative impact on our future results of operations.

     On January 29, 2002, we exercised our option to purchase all of the outstanding Class A common stock of Momentum for $90.0 million in cash. Upon the closing of this transaction, which occurred on April 9, 2002, Momentum became a wholly-owned subsidiary of PeopleSoft. Going forward, future development services revenues from Momentum will be eliminated. The elimination of future development services revenues from Momentum, the future potential cost of internally funding development efforts, the future amortization expense associated with the purchased technology and the possible future impairment of acquired assets may have a negative impact on our future financial results.

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

     PeopleSoft 8 contains European Monetary Union, or EMU, functionality that allows for dual currency reporting and information management. However, since the Euro has only recently become a legally required currency in member nations, it is likely that not all issues related to conversion to EMU have surfaced yet, and some that do emerge may not have been adequately addressed. In addition, our products may be used with third-party products that may or may not be EMU compliant. Although we continue to take steps to address the impact, if any, of EMU compliance for such third-party products, failure of any critical technology components to operate properly in light of the conversion to the Euro may adversely affect our revenues or require us to incur unanticipated expenses to remedy any problems.

Terrorist activity may interfere with our ability to conduct business.

     Terrorist attacks on United States interests similar to those of September 11, 2001, present a potential threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices which could involve significant capital expenditure and result in loss of focus and distraction of management and development and sales employees. Moreover, an actual or perceived increase in risk of travel due to further terrorist activity may reduce our ability to demonstrate products and meet with prospective customers, which may adversely affect our ability to close sales and meet projected forecasts. Although built to state of the art structural standards, our data center near our Pleasanton headquarters could be vulnerable to attack using large explosives or sophisticated or unorthodox weapons. Significant structural damage to the data center could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Vantive Securities Class Actions

     On March 15, 2002, the Ninth Circuit Court of Appeal affirmed the March 21, 2000 ruling of the United States District Court for the Northern District of California granting PeopleSoft’s motion to dismiss with prejudice a series of securities class action lawsuits filed against The Vantive Corporation (a company PeopleSoft acquired and merged with in December 1999) beginning on July 6, 1999. The Plaintiffs have ninety (90) days following the entry of the Ninth Circuit Court’s order of dismissal to petition for review by the U.S. Supreme Court.

Wrongful Termination Litigation

     On November 5, 1996, a case was filed in the California Superior Court for the County of Alameda (Yarborough v. PeopleSoft, Inc., Case No. 775405-2) by a former employee of PeopleSoft whose employment was terminated in November 1995. The complaint alleged causes of action for wrongful discharge, retaliation, age discrimination and harassment. PeopleSoft filed a cross complaint based upon plaintiff’s violation of Penal Code section 632 and the wrongful taking of proprietary information from PeopleSoft. Following a jury trial, the Court entered judgment on a verdict in favor of the plaintiff in the amount of $5.4 million. The judgment has been satisfied by PeopleSoft. On April 4, 2002, the Court denied a motion filed by the plaintiff, after the entry of the judgment, seeking $8.1 million in attorney’s fees. Plaintiff has sixty (60) days from April 4, 2002, to appeal the Court’s order denying the motion for fees.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

(i)	The Company filed a current report on Form 8-K on January 29, 2002, and reported that it will exercise its option to purchase one hundred percent of the issued and outstanding shares of the Class A Common Stock of Momentum Business Applications, Inc.

(ii)	The Company filed a current report on Form 8-K on April 9, 2002, and reported that the purchase of the outstanding Class A Common Stock of Momentum Business Applications, Inc. had been completed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: May 8, 2002

PEOPLESOFT, INC.

By:	/S/ KEVIN T. PARKER

Kevin T. Parker Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)