Form 10-Q/A
period 2002-03-31
PEOPLESOFT INC
filed 2002-05-13
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 0-20710

PEOPLESOFT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	68-0137069 (I.R.S. Employer Identification No.)

4460 Hacienda Drive, Pleasanton, CA (Address of principal executive officers)	94588 (Zip Code)

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

AMENDMENT NO. 1

     PeopleSoft, Inc. hereby amends, as set forth below, its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on May 9, 2002 to correct the typographical error shown on the line item “Cash and cash equivalents at end of period” in the “Condensed Consolidated Statements Of Cash Flows” for the Three Months Ended March 31, 2002 to show $478,164 instead of $487,164.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Operating Activities:
Net income	$44,544	$36,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,231	19,735
Provision for doubtful accounts	2,037	9,396
Benefit from deferred income taxes	(643)	(5,003)
Gain on sales of investments and disposition of property and equipment, net	(1,373)	(1,835)
In-process research and development, acquisition and other non-cash charges	2,800	—
Non-cash stock compensation	1,569	705
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	60,382	2,186
Accounts payable and accrued liabilities	3,885	15,256
Accrued compensation and related expenses	(33,420)	(21,388)
Income taxes receivable, net	5,258	13,315
Tax benefits from exercise of stock options	14,515	2,801
Deferred revenues	17,057	(7,465)
Other current and noncurrent assets and liabilities	1,976	(6,912)

Net cash provided by operating activities	140,818	56,849
Investing Activities:
Purchase of available-for-sale investments	(2,373,033)	(1,669,407)
Proceeds from maturities and sales of available-for-sale investments	2,267,094	1,299,505
Purchase of property and equipment	(22,418)	(20,371)
Acquisitions, net of cash acquired	(29,999)	(296)

Net cash used in investing activities	(158,356)	(390,569)
Financing Activities:
Net proceeds from sale of common stock and exercise of stock options	63,732	40,309
Repurchases of convertible debt, net	—	(10,542)

Net cash provided by financing activities	63,732	29,767
Effect of foreign exchange rate changes on cash and cash equivalents	(1,730)	(5,574)

Net increase (decrease) in cash and cash equivalents	44,464	(309,527)
Cash and cash equivalents at beginning of period	433,700	646,605

Cash and cash equivalents at end of period	$478,164	$337,078

Supplemental disclosures:
Cash paid for interest	$1,560	$1,774
Cash paid for income taxes	$4,473	$5,349

See accompanying notes to condensed consolidated financial statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002
PEOPLESOFT, INC.

	By:	/S/ KEVIN T. PARKER Kevin T. Parker Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)