Form 10-Q
period 2002-06-30
PEOPLESOFT INC
filed 2002-08-13
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-20710

PEOPLESOFT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	68-0137069 (I.R.S. Employer Identification No.)

4460 Hacienda Drive, Pleasanton, CA (Address of principal executive officers)	94588 (Zip Code)

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

Yes   [X]          No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2002

Common Stock, par value $0.01	312,183,920

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

Assets:
Current assets:
Cash and cash equivalents	$418,276	$433,700
Short-term investments	1,264,360	1,199,046
Accounts receivable, net	319,060	375,437
Income taxes receivable	7,121	7,288
Deferred tax assets	58,665	58,088
Other current assets	55,153	59,309

Total current assets	2,122,635	2,132,868
Property and equipment, net	225,659	214,162
Investments	126,275	40,587
Deferred tax assets	150,126	94,932
Capitalized software, net	47,468	16,213
Goodwill	53,132	32,203
Other assets	22,941	17,040

Total assets	$2,748,236	$2,548,005

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$29,630	$37,115
Accrued liabilities	141,424	144,646
Accrued compensation and related expenses	160,834	184,237
Income taxes payable	17,416	6,236
Convertible debt	57,000	57,000
Short-term deferred revenues	428,842	409,316

Total current liabilities	835,146	838,550
Long-term deferred revenues	96,541	98,025
Other liabilities	22,236	19,490
Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock	3,121	3,068
Additional paid-in capital	1,332,143	1,226,155
Retained earnings	497,778	417,214
Treasury stock	(35,543)	(35,414)
Accumulated other comprehensive loss	(3,186)	(19,083)

Total stockholders’ equity	1,794,313	1,591,940

Total liabilities and stockholders’ equity	$2,748,236	$2,548,005

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues:
License fees	$131,929	$166,305	$265,219	$319,583
Services	350,283	349,084	692,730	679,240
Development and other services	—	29,151	7,530	59,872

Total revenues	482,212	544,540	965,479	1,058,695
Costs and expenses:
Cost of license fees	10,182	18,233	21,619	34,501
Cost of services	171,159	195,952	335,689	380,711
Cost of development and other services	—	26,466	6,755	54,360
Sales and marketing expense	126,162	131,436	250,732	257,620
Product development expense	87,547	73,833	169,880	152,873
General and administrative expense	27,396	41,665	57,642	75,544
Restructuring, acquisition and other charges	8,679	(738)	11,479	(738)

Total costs and expenses	431,125	486,847	853,796	954,871

Operating income	51,087	57,693	111,683	103,824
Other income, net	8,478	13,139	15,717	22,059

Income before provision for income taxes	59,565	70,832	127,400	125,883
Provision for income taxes	23,545	23,451	46,836	42,444

Net income	$36,020	$47,381	$80,564	$83,439

Basic income per share	$0.12	$0.16	$0.26	$0.28
Shares used in basic income per share computation	310,617	296,104	309,276	293,344

Diluted income per share	$0.11	$0.15	$0.25	$0.27
Shares used in diluted income per share computation	318,535	318,601	322,590	314,518

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Operating activities:
Net income	$80,564	$83,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,335	43,208
Provision for doubtful accounts	6,140	14,321
Tax benefits from exercise of stock options	22,496	30,842
Benefit from deferred income taxes	(4,268)	(3,601)
Gain on sales of investments and disposition of property and equipment, net	(2,881)	(2,955)
In-process research and development, acquisition and other non-cash charges	11,479	(738)
Non-cash stock compensation	3,752	1,423
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	54,293	25,971
Accounts payable and accrued liabilities	(10,963)	23,077
Accrued compensation and related expenses	(22,323)	2,071
Income taxes receivable, net	11,176	13,594
Deferred revenues	12,755	(3,342)
Other current and noncurrent assets and liabilities	5,832	(18,171)

Net cash provided by operating activities	214,387	209,139
Investing activities:
Purchase of investments	(4,733,065)	(3,724,809)
Proceeds from maturities and sales of investments	4,581,692	3,103,281
Purchase of property and equipment	(50,859)	(40,976)
Acquisitions, net of cash acquired	(117,758)	(18,038)

Net cash used in investing activities	(319,990)	(680,542)
Financing activities:
Proceeds from sale of common stock and exercise of stock options	78,113	171,612
Repurchases of convertible debt, net	—	(10,542)

Net cash provided by financing activities	78,113	161,070
Effect of foreign exchange rate changes on cash and cash equivalents	12,066	(4,915)

Net decrease in cash and cash equivalents	(15,424)	(315,248)
Cash and cash equivalents at beginning of period	433,700	646,605

Cash and cash equivalents at end of period	$418,276	$331,357

Supplemental disclosures:
Cash paid for interest	$1,622	$1,734
Cash paid for income taxes	$16,548	$10,725

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The information for the three and six months ended June 30, 2002 and June 30, 2001, is unaudited, but includes all adjustments that the Company’s management believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Despite management’s best effort to make these good faith estimates and assumptions, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year.

2. Per Share Data

     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options, convertible subordinated notes and from withholdings associated with our employee stock purchase plan, using the treasury stock method.

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Numerator:
Net income	$36,020	$47,381	$80,564	$83,439
Denominator:
Denominator for basic income per share —
Weighted average shares outstanding	310,617	296,104	309,276	293,344
Dilutive effect of common equivalent shares	7,918	22,497	13,314	21,174

Denominator for diluted income per share —
Weighted average shares outstanding including dilutive common equivalent shares	318,535	318,601	322,590	314,518

Basic income per share	$0.12	$0.16	$0.26	$0.28

Diluted income per share	$0.11	$0.15	$0.25	$0.27

     The following table sets forth the potential common shares that were excluded from the net income per share computations because the exercise or conversion prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Employee stock options outstanding	41.2	1.1	20.7	1.9
Convertible debt	1.1	1.1	1.1	1.1

Total	42.3	2.2	21.8	3.0

     The weighted average exercise price of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three and six months ended June 30, 2002 and June 30, 2001 was $28.19 and $33.47 per share and $42.06 and $40.06 per share.

3. Financial Instruments

     Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company does not hold any derivative financial instruments for trading or speculative purposes. Derivative transactions are restricted to foreign currency hedges and interest rate swaps.

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program principally designed to mitigate the potential for future adverse impact due to changes in foreign currency exchange rates. The program uses forward exchange contracts to hedge significant balances. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. In general, the forward exchange contracts have terms of two months or less. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities”. Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying condensed consolidated statements of operations.

     During the three months ended June 30, 2002 and June 30, 2001, the Company recorded net foreign currency gains of $3.0 million and $1.0 million. During the six months ended June 30, 2002 and June 30, 2001, the Company recorded net foreign currency gains of $2.5 million and net foreign currency losses of $0.8 million. At June 30, 2002, the Company had outstanding forward foreign exchange contracts to exchange Hong Kong dollars ($8.7 million) and Singapore dollars ($5.7 million) for U.S. dollars, and to exchange U.S. dollars for Euros ($3.7 million), South African rand ($2.9 million), British pounds ($1.1 million), Swiss francs ($0.9 million), Japanese yen ($0.8 million), Canadian dollars ($0.6 million), Swedish krona ($0.4 million) and New Zealand dollars ($0.3 million). At June 30, 2002, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts were material at June 30, 2002. At June 30, 2001, the Company had outstanding forward exchange contracts to exchange U.S. dollars for Euros ($21.7 million), Canadian dollars ($7.5 million), Australian dollars ($4.5 million), Swiss francs ($3.8 million), British pounds ($3.5 million), Hong Kong dollars ($1.7 million), New Zealand dollars ($1.4 million), Japanese yen ($1.4 million), South African rand ($1.3 million) and Singapore dollars ($1.2 million). At June 30, 2001, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward exchange contracts was material at June 30, 2001.

     In addition to hedging existing transaction exposures, the Company’s foreign exchange policy allows for the hedging of anticipated transactions, and for hedging the exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken by the Company to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through June 30, 2002.

Interest Rate Swap Transactions

     The Company has entered into interest rate swap transactions to manage its exposure to interest rate changes on certain facility lease obligations. At June 30, 2002, the swaps had an aggregate notional amount of $175.0 million and a fair value of $167.2 million. The swaps mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the three month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. The swaps involve the exchange of variable interest rate payments for fixed interest rate payments without exchanging the notional principal amount. These swaps are designated under SFAS 133 as hedges against changes in amount of future cash flows. Included in “Accumulated other comprehensive loss” as of June 30, 2002 is a $4.8 million unrealized loss (after-tax) related to these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets of $5.2 million (after-tax) are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Concentrations of Credit Risk

     The Company does not believe that it has a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4. Comprehensive Income

     The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income	$36,020	$47,381	$80,564	$83,439
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale investments	63	501	(302)	(682)
Foreign currency translation adjustments	16,745	(311)	14,964	(8,778)
Interest rate swap transactions:
Cumulative effect of accounting change	—	—	—	(2,648)
Net unrealized gain (loss) on cash flow hedges	(983)	2,766	(855)	(2,236)
Reclassification adjustment for earnings recognized during the period	818	453	2,090	612

Comprehensive income	$52,663	$50,790	$96,461	$69,707

5. Restructuring Reserves

     The following table sets forth the Company’s remaining restructuring reserves as of December 31, 2001 and June 30, 2002, which are included in “Accrued liabilities” (in thousands):

	Leases	Other	Total

Balance December 31, 2001	$3,268	$820	$4,088
Cash payments	(469)	(820)	(1,289)

Balance June 30, 2002	$2,799	$—	$2,799

     The cash payments related to lease obligations are expected to be made through October 2005.

6. Commitments and Contingencies

Wrongful Termination Litigation

     On November 5, 1996, a wrongful termination case was filed in the California Superior Court for the County of Alameda by a former employee of PeopleSoft (Yarborough v. PeopleSoft, Inc., Case No. 775405-2). Judgment was entered in favor of plaintiff and PeopleSoft has satisfied the $5.4 million verdict. In connection with this case, Plaintiff has appealed the Court’s April 4, 2002 order denying plaintiff’s motion seeking $8.1 million in attorney’s fees. The outcome of this appeal is not material to the Company’s condensed consolidated financial statements, and the Company does not anticipate providing any further updates on this matter.

Other Matters

     From time to time in the course of general business activities, the Company may become involved in legal disputes and proceedings. The Company does not expect the resolution of any one of these matters to have a material adverse affect on the financial position or on the results of operations and cash flows of the Company. However, depending on the amounts involved and the timing of the resolution of these matters, an unfavorable resolution of some or all of them could materially affect the Company’s future results of operations or cash flows in a particular period.

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

     The following table presents a summary of operating information by operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
North America	$369,128	$418,763	$739,720	$820,404
International	113,084	125,777	225,759	238,291

Consolidated	$482,212	$544,540	$965,479	$1,058,695

Operating income (loss):
North America	$54,428	$39,666	$84,847	$62,109
International	(3,341)	18,027	26,836	41,715

Consolidated	$51,087	$57,693	$111,683	$103,824

     Revenues from the Europe/Middle-East/Africa region represented 14% and 13% of total revenues for the three and six months ended June 30, 2002 and June 30, 2001. No other international region had revenues equal to or greater than 10% of total revenues for the three or six months ended June 30, 2002 or June 30, 2001. Revenues originated in each individual foreign country were less than 10% of total revenues for the three and six months ended June 30, 2002 or June 30, 2001.

8. Business Combinations

     During the six months ended June 30, 2002, the Company completed the acquisition of Momentum Business Applications, Inc. (“Momentum”) and acquired technology from Annuncio Software, Inc. (“Annuncio”). Additionally, the Company acquired technology from Calico Commerce, Inc., which was not significant to the Company’s financial statements. The Annuncio and Momentum transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying condensed consolidated financial statements, and the assumed assets and liabilities were recorded based upon their relative fair values at the date of acquisition.

Annuncio Software, Inc.

     In January 2002, the Company purchased the intellectual property and certain assets (collectively, all of which constitute a “business”) of Annuncio, a privately held company, for $25.0 million in cash. The transaction was accounted for using the purchase method of accounting. The intellectual property of Annuncio consisted of marketing automation software solutions for email and web-based customer interactions.

     The Company allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.7 million to the following intangible assets: $16.6 million to goodwill, $3.2 million to capitalized software, $2.8 million to in-process research and development, $1.5 million to non-compete agreements, $1.0 million to customer relationships and $0.6 million to other intangible assets. Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition, and other charges” in the accompanying condensed consolidated statements of operations, because the purchased research and development had no alternative uses, and had not reached technological feasibility. The capitalized intangible assets are being amortized on a straight-line basis over estimated useful lives of one to three years.

     In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Annuncio’s products. The projected incremental cash flows were discounted to their present value using discount rates of 14% and 25% for developed and in-process technology. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     The Company’s projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

Momentum Business Applications, Inc.

     In April 2002, the Company closed its purchase of one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. This transaction was accounted for using the purchase method of accounting.

     The Company allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.2 million to the following assets and liabilities: $63.1 million to tax loss carryforwards, $29.5 million to capitalized software, $8.7 million to in-process research and development and $11.1 million to deferred tax liabilities. Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying condensed consolidated statements of operations, because the purchased research and development had no alternative uses, and had not reached technological feasibility. Fourteen in-process research and development projects were identified. Five projects related to Human Resources application suites and accounted for 63% of the amount allocated to in-process research and development. A portal applications project accounted for 23% of the amount allocated to in-process research and development. The capitalized software is being amortized on a straight-line basis over estimated useful lives of five years.

     In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Momentum’s products, and an analysis of future royalty payments payable to Momentum. An estimation of the avoided future royalty payments related to the acquired technology assets was the basis for the valuation analysis. The projected after-tax royalty savings was discounted to its present value using discount rates of 12% and 20% for developed and in-process technology. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     The Company’s projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

Pro Forma Financial Information

     The unaudited financial information in the table below summarizes the combined results of operations of PeopleSoft and Momentum, on a pro forma basis, as though the companies had been combined as of January 1, 2001. The impact of the $8.7 million charge (no tax impact) for in-process research and development associated with the acquisition of Momentum has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place on January 1, 2001. The following amounts are in thousands, except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$482,212	$515,389	$957,949	$998,823
Net income	$44,690	$28,030	$83,036	$45,387
Basic income per share	$0.14	$0.09	$0.27	$0.15
Diluted income per share	$0.14	$0.09	$0.26	$0.14

9. Recently Issued Accounting Standards

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $3.1 million and $5.2 million for the three and six month periods ended June 30, 2002. During the three month period ending June 30, 2002, the Company completed the goodwill impairment test (comparing the fair value of each of the reporting units as of January 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of goodwill was not impaired. At June 30, 2002, the Company had goodwill of $53.1 million.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. Upon adoption the Company determined that it did not have any long-lived assets which were impaired.

     In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS 146 to determine the standard’s impact upon adoption but does not anticipate that it will be significant.

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

10. Goodwill

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

June 30,
2002

Balance as of January 1, 2002	$32,203
Goodwill from the Annuncio acquisition	16,631
Goodwill from contingent consideration and other	4,750
Foreign currency fluctuation	(452)

Balance as of June 30, 2002	$53,132

     Summarized below are the effects on net income and net income per share if the Company had followed the non-amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income:
As reported	$36,020	$47,381	$80,564	$83,439
Add goodwill amortization	—	3,105	—	5,230

Adjusted net income	$36,020	$50,486	$80,564	$88,669

Basic income per share:
As reported	$0.12	$0.16	$0.26	$0.28
Add goodwill amortization	—	0.01	—	0.02

Adjusted basic income per share	$0.12	$0.17	$0.26	$0.30

Diluted income per share:
As reported	$0.11	$0.15	$0.25	$0.27
Add goodwill amortization	—	0.01	—	0.01

Adjusted diluted income per share	$0.11	$0.16	$0.25	$0.28

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” Forward-looking statements contained throughout this Report include, but are not limited to, those identified with a footnote (1) symbol. We undertake no obligation to update the information contained in this Item 2.

RESULTS OF OPERATIONS

     The following table shows the percentage of period over period growth and the percentage of total revenues represented by certain line items in our condensed consolidated statements of operations, for the three and six months ended June 30, 2002 and June 30, 2001:

	Percentage of			Percentage of
	Dollar	Percentage of		Dollar	Percentage of
	Change	Total Revenues		Change	Total Revenues

	Three months ended June 30,			Six months ended June 30,
	2002/2001	2002	2001	2002/2001	2002	2001

Revenues:
License fees	(21)%	27%	31%	(17)%	27%	30%
Services	—	73	64	2	72	64
Development and other services	(100)	—	5	(87)	1	6

Total revenues	(11)	100	100	(9)	100	100

Costs and expenses:
Cost of license fees	(44)	2	3	(37)	2	3
Cost of services	(13)	35	36	(12)	35	36
Cost of development and other services	(100)	—	5	(87)	—	5
Sales and marketing expense	(4)	26	24	(3)	26	24
Product development expense	19	18	13	11	18	15
General and administrative expense	(34)	6	8	(24)	6	7
Restructuring, acquisition and other charges	NA	2	—	NA	1	—

Total costs and expenses	(11)	89	89	(11)	88	90

Operating income	(11)	11	11	8	12	10

Other income, net	(35)	1	2	(29)	1	2

Provision for income taxes	—	5	4	10	5	4

Net income	(24)%	7%	9%	(3)%	8%	8%

NA — Not Applicable

     Net income decreased $11.4 million or 24% to $36.0 million for the second quarter of 2002 as compared to $47.4 million for the second quarter of 2001. Diluted income per share decreased to $0.11 for the second quarter of 2002 compared to $0.15 for the second quarter of 2001. For the six months ended June 30, 2002, net income decreased $2.8 million or 3% to $80.6 million as compared to $83.4 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, diluted income per share decreased to $0.25 compared to $0.27 for the six months ended June 30, 2001.

     The results of operations for the six months ended June 30, 2002 includes a first quarter charge of $1.7 million (after-tax) for in-process research and development related to the acquisition of technology from Annuncio Software, Inc. (“Annuncio”) and a second quarter in-process research and development charge of $8.7 million (no tax impact) related to the acquisition of Momentum Business Applications, Inc. (“Momentum”). Refer to “Business Combinations” under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The three and six months ended June 30, 2001, includes a $2.6 million (no tax impact) favorable adjustment to restructuring reserves to reflect current estimates and a $1.2 million (after-tax) charge for in-process research and development related to the acquisition of SkillsVillage, both of which occurred in the second quarter.

Revenues

     Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees decreased by 21% to $131.9 million in the second quarter of 2002 from $166.3 million in the second quarter of 2001. Revenue from license fees decreased by 17% to $265.2 million during the six months ended June 30, 2002 from $319.6 million during the six months ended June 30, 2001. The decrease in license revenue is primarily due to a global market slowdown in technology spending during the first half of 2002. Given the continuing global economic slowdown, license revenue may be slightly lower in the third quarter of 2002 relative to the second quarter of 2002.(1)

     Our services revenue consists primarily of software maintenance fees, consulting fees, customer training fees and other miscellaneous fees. Revenue from services increased slightly to $350.3 million in the second quarter of 2002 from $349.1 million in second quarter of 2001. The growth in services revenue during the second quarter of 2002 as compared to the second quarter of 2001 resulted from an increase in maintenance revenue of $27.0 million offset by a decrease in consulting revenue of $22.2 million and a decrease in training revenue of $3.6 million. The increase in maintenance revenue is primarily attributable to the growth of our installed customer base while the decrease in consulting and training revenue is primarily attributable to the global market slowdown in technology spending which also negatively impacted our license revenues. Revenue from services as a percentage of total revenues was 73% and 64% for the quarters ended June 30, 2002 and 2001. For the six months ended June 30, 2002, revenue from services increased by 2% to $692.7 million, or 72% of total revenues from $679.2 million, or 64% of total revenue for the six months ended June 30, 2001. The change in services revenue during the six months ended June 30, 2002, compared to the six months ended June 30, 2001, primarily resulted from an increase in maintenance revenue of $49.0 million offset by a decrease in consulting revenue of $29.6 million and a decrease in training revenue of $5.9 million. The increase in maintenance revenue is primarily attributable to the growth of our installed customer base while the decrease in consulting and training revenue is primarily attributable to the global market slowdown in technology spending. The increase in service revenues as a percentage of total revenues during the three and six months ended June 30, 2002 is primarily attributable to lower development and other services revenue and license revenues for the same three and six month periods. Reductions or slowdowns in our license contracting activity during a given quarter may adversely impact our future consulting, maintenance and training service revenues since these revenues typically trail license contracting activity.(1) Our ability to maintain or increase service revenue in the future depends on our ability to increase our installed customer base and resubscribe existing customers to maintenance agreements.(1) Additionally, a continued slowdown in the global economy may negatively impact services revenue.(1)

     On April 9, 2002, we completed the purchase of one hundred percent of the outstanding Class A Common Stock of Momentum. Refer to “Business Combinations” under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Subsequent to the first quarter of 2002, we ceased performing development services for Momentum and accordingly have not recognized any revenue from development services after March 31, 2002. Prior to that date and pursuant to the terms of the development agreement with Momentum, we performed development services on behalf of Momentum. Momentum paid us one hundred ten percent (110%) of our fully burdened costs relating to the research and development services we provided. Revenue from development and other services decreased by 87% to $7.5 million during the six months ended June 30, 2002 from $59.9 million during the six months ended June 30, 2001. Cost of development and other services decreased by 87% to $6.8 million during the six months ended June 30, 2002 from $54.4 million during the six months ended June 30, 2001.

(1)	Forward-Looking Statement

Costs and Expenses

     Our products are based on a combination of internally developed and third party technology and products. Cost of license fees consists principally of royalties, technology access fees for certain third-party software products, amortization of capitalized software costs and product warranty costs. Cost of license fees decreased to $10.2 million in the second quarter of 2002 from $18.2 million in the second quarter of 2001, representing 2% and 3% of total revenues in each of those quarters. Cost of license fees represented 8% of license fee revenues in the second quarter of 2002 and 11% of license fee revenues in the second quarter of 2001. The decrease in the cost of license fees for the second quarter of 2002 over the second quarter of 2001 is primarily a result of a $9.2 million decrease in royalties to third parties resulting from decreased license fee revenue on which such royalties are calculated and a $1.5 million decrease in product warranty costs resulting from lower warranty claims. These decreases are partially offset by a $3.1 million increase in capitalized software amortization related to software obtained through acquisitions subsequent to June 30, 2001. During the six months ended June 30, 2002 and 2001, cost of license fees decreased to $21.6 million from $34.5 million, representing 2% and 3% of total revenues and 8% and 11% of license revenues. The decrease in the cost of license fees for the six months ended June 30, 2002, over the six months ended June 30, 2001, is primarily a result of an $11.6 million decrease in royalties to third parties resulting from decreased license fee revenue on which such royalties are calculated and a $5.1 million decrease in product warranty costs resulting from lower warranty claims. These decreases are partially offset by a $4.8 million increase in capitalized software amortization related to software obtained through acquisitions subsequent to June 30, 2001. Cost of license fees as a percentage of license fee revenues may fluctuate in the future due principally to the mix of royalty-bearing software products licensed in a particular period, fluctuations in license revenues and changes in the amortization of capitalized software.(1)

     Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, post-installation support and training. Cost of services decreased to $171.2 million in the second quarter of 2002 from $196.0 million in the second quarter of 2001, representing 35% and 36% of total revenues and 49% and 56% of service revenues in each of those quarters. The decrease in cost of services for the second quarter of 2002 over the second quarter of 2001 is primarily due to a $12.1 million decrease in incentive compensation that would have been owed to employees, had there not been a decrease in consulting and training revenues, a $5.5 million expense decrease related to the reduction in the utilization of outside consultants and general expense reductions associated with improved cost management in the professional services organization. Cost of services decreased to $335.7 million during the six months ended June 30, 2002 from $380.7 million during the six months ended June 30, 2001, representing 35% and 36% of total revenues and 48% and 56% of service revenues in each of those six month periods. The decrease in cost of services for the six months ended June 30, 2002 over the six months ended June 30, 2001 is primarily due to a $16.9 million decrease in incentive compensation that would have been owed to employees, had there not been a decrease in consulting revenue and training revenue, a $8.0 million expense decrease related to the reduction in the utilization of outside consultants and general expense reductions associated with improved cost management in the consulting organization. We anticipate that the demand for services from new and existing customers for installation, consulting, support and training services may increase our cost of services over the next several quarters.(1)

     Sales and marketing expenses decreased to $126.2 million in the second quarter of 2002 from $131.4 million in the second quarter of 2001, representing 26% and 24% of total revenues in each of those quarters. The decrease in sales and marketing expenses is primarily due to an $11.0 million decrease in marketing programs and advertising and a $6.3 million decrease in sales commissions related to decreased license fee revenue, partially offset by a $7.0 million increase in salaries due to sales and marketing headcount increases. Sales and marketing expense decreased to $250.7 million for the six months ended June 30, 2002 from $257.6 million for the six months ended June 30, 2001. The decrease for the six months ended June 30, 2002 is primarily attributable to a $16.2 million decrease in marketing programs and advertising and a $11.3 million decrease in sales commissions related to decreased license fee revenue, partially offset by a $15.0 million increase in salaries due to sales and marketing headcount increases.

(1)	Forward-Looking Statement

Sales and marketing expenses may increase in future periods as we increase our sales force and marketing and advertising expenses in support of PeopleSoft 8 to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.(1)

     Product development expenses consist of costs related to software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. Product development expenses increased to $87.5 million in the second quarter of 2002 from $73.8 million in the second quarter of 2001, representing 18% and 13% of total revenues in each of those quarters. Product development expenses increased to $169.9 million during the six months ended June 30, 2002 from $152.9 million for the six months ended June 30, 2001. The increase in product development expenses is primarily attributable to an increase in internal development activities as we redeployed developers previously working on Momentum projects. Our current focus in application development is to extend our software offerings by delivering enhanced functionality and to develop new applications in our best of breed, integrated application suites: Human Resources, Financials, Customer Relationship Management and Supply Chain Management.(1) As part of this focus, we anticipate investing in additional global product requirements and industry specific requirements.(1) However, we cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed.

     General and administrative expenses decreased to $27.4 million during the second quarter of 2002 from $41.7 million during the second quarter of 2001, representing 6% and 8% of total revenues. The decrease for the quarter is primarily attributable to $4.4 million decrease in non-product related litigation expense, $3.1 million decrease in amortization of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002, and general expense reductions associated with improved cost management. General and administrative expenses decreased to $57.6 million for the six months ended June 30, 2002 from $75.5 million for the six months ended June 30, 2001, representing 6% and 7% of total revenues. The decrease for the six month period is primarily attributable to $5.1 million decrease in non-product related litigation expense, $5.2 million decrease in amortization of goodwill in connection with the adoption of SFAS 142 on January 1, 2002, and general expense reductions associated with improved cost management. SFAS 142 requires that goodwill no longer be amortized but must be assessed for impairment on an annual basis. During the three month period ended June 30, 2002, we completed the goodwill impairment test (comparing the fair value of each of the reporting units as of January 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of our goodwill was not impaired. See footnote 9 “Recently Issued Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

Restructuring, Acquisition and Other Charges

     Our results of operations for the second quarter of 2002 include a charge of $8.7 million associated with the write-off of in-process research and development attributable to the acquisition of Momentum. The second quarter of 2001 includes a charge of $1.9 million related to the write-off of in-process research and development from the SkillsVillage acquisition and a favorable adjustment of $2.6 million to restructuring reserves to reflect current estimates. The restructuring, acquisition and other charges for the six months ended June 30, 2002 also includes the first quarter charge of $2.8 million related to the write-off of in-process research and development from the Annuncio business combination. For additional discussion of the Momentum and Annuncio transactions see “Business Combinations.” In the future, if we consummate business combinations and technology purchases, we may incur additional in-process research and development charges which may impact our results of operations.(1)

(1)	Forward-Looking Statement

Other Income, Net

     Other income, net, which primarily includes interest income and interest expense, decreased to $8.5 million in the second quarter of 2002 from $13.1 million in the second quarter of 2001, and decreased to $15.7 million in the six months ended June 30, 2002 from $22.1 million during the six months ended June 30, 2001. The decrease in other income, net, for the three and six month periods was primarily a result of a decrease in interest income due to lower interest rates.

Provision for Income Taxes

     Our income tax provision was $23.5 million for the second quarters of 2002 and 2001 and increased to $46.8 million in the six months ended June 30, 2002 from $42.4 million for the same period in 2001. The effective tax rate was 34.5% (excluding non-deductible charges, such as in-process research and development and goodwill amortization) for both of the six months periods ended June 30, 2002 and June 30, 2001. The net deferred tax assets at June 30, 2002 were $208.8 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the valuation of the deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from future operations, subsequent reversals of deferred tax liabilities and other sources.

Business Combinations

     During the six months ended June 30, 2002, we completed the acquisition of Momentum Business Applications, Inc. (“Momentum”) and acquired technology from Annuncio Software, Inc. (“Annuncio”). Additionally, we acquired technology from Calico Commerce, Inc., which was not significant to the Company’s financial statements. The Annuncio and Momentum transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying condensed consolidated statements of operations, and the assumed assets or liabilities were recorded based upon their relative fair values at the date of acquisition. As part of our strategy, we anticipate additional acquisition activity, which may be significant to us on either an individual or an aggregate basis.(1)

Annuncio Software, Inc.

     In January 2002, we purchased the intellectual property and certain assets (collectively, all of which constitute a “business”) of Annuncio, a privately held company, for $25.0 million in cash. The transaction was accounted for using the purchase method of accounting. The intellectual property of Annuncio consists of marketing automation software solutions for email and web-based customer interactions.

     We allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.7 million to the following intangible assets: $16.6 million to goodwill, $3.2 million to capitalized software, $2.8 million to in-process research and development, $1.5 million to non-compete agreements, $1.0 million to customer relationships and $0.6 million to other intangible assets. The capitalized intangible assets are being amortized on a straight-line basis over estimated useful lives of one to three years.

     Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying condensed consolidated statements of operations, because the purchased research and development had no alternative uses, and had not reached technological feasibility. The in-process research and development relates to additional functionality on Annuncio’s marketing automation software. At the date of the acquisition, the Annuncio product under development was approximately 90% complete and was subsequently completed during the first quarter of 2002 at a cost of approximately $0.5 million.

     In performing this allocation, we considered, among other factors, our intention for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of

(1)	Forward-Looking Statement

Annuncio’s products. We estimated that we would recognize revenue on the projects related to the in-process technology from 2002 to 2005. The projected incremental cash flows were discounted to their present value using discount rates of 14% and 25% for developed and in-process technology. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur.(1) Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

Momentum Business Applications, Inc.

     In April 2002, we closed the transaction to purchase one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. This transaction was accounted for using the purchase method of accounting.

     We allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.2 million to the following assets and liabilities: $63.1 million to tax loss carryforwards, $29.5 million to capitalized software , $8.7 million to in-process research and development and $11.1 million to deferred tax liabilities. The capitalized software is being amortized on a straight-line basis over estimated useful lives of five years.

     Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying condensed consolidated statements of operations, because the purchased research and development had no alternative uses, and had not reached technological feasibility. Fourteen in-process research and development projects were identified. Five projects related to Human Resources application suites and accounted for 63% of the amount allocated to in-process research and development. A portal applications project accounted for 23% of the amount allocated to in-process research and development. At the date of the acquisition, the Momentum products in-process averaged approximately 45% complete and were expected to be completed during the fourth quarter of 2002 and the first half of 2003 at a cost of approximately $35.0 million. The remaining efforts include completion of coding and system and platform testing.

     In performing this allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Momentum’s products, and an analysis of future royalty payments payable to Momentum. An estimation of the avoided future royalty payments related to the acquired technology assets was the basis for the valuation analysis. We estimated that we would avoid royalty payments on the projects related to the in-process technology from 2002 to 2006. The after-tax royalty savings was discounted to its present value using discount rates of 12% and 20% for developed and in-process technology. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur.(1) Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

(1)	Forward-Looking Statement

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. We believe policies and estimates related to revenue recognition, capitalized software, allowance for doubtful accounts, product and service warranty and deferred income taxes represent our critical accounting policies and estimates. Future results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance, consulting, and training. We recognize our revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting guidance.

     License Revenue. For software license agreements that do not require significant modification or customization of the software, we recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. Our consulting services generally do not involve significant modification or customization of the licensed software. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

     If the fee due from the customer is not fixed or determinable, revenue is recognized as payment becomes due, assuming all other revenue recognition criteria have been met. We consider arrangements with extended payment terms not to be fixed or determinable. Revenue arrangements with resellers are recognized on a sell-through basis, that is, when we receive persuasive evidence that the reseller has sold the products to an end user customer.

     If provided in a license agreement, acceptance provisions generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. We believe the likelihood of non-acceptance in these situations is remote and generally recognize revenue when all other criteria of revenue recognition are met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written acceptance or the acceptance period has lapsed.

     Services Revenue. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, typically one year. Consulting and training revenues are usually charged on a time and materials basis and are recognized as the services are performed. Revenues from certain fixed price contracts are recognized on a percentage of completion basis, which involves the use of estimates. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or we receive final acceptance from the customer.

Capitalized Software

     We capitalize the development cost of software, other than software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, “ (“SFAS 86”). Our policy is to capitalize the costs associated with development of new products. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software. As of June 30, 2002, net capitalized software consisted of $45.7 million related to software acquired through technology purchases and business combinations, and $1.8 million related to internally developed software.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. We record an allowance to reduce specific receivables to the amount that we reasonably believe to be collectible. We also record an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment and the aging of such receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Product and Service Warranty

     We provide for estimated cost of product and service warranties based on specific warranty claims and claim history. If actual warranty experience differs from our estimates, revisions to the estimated warranty liability would be required.

Deferred Income Taxes

     We account for income taxes in accordance with SFAS 109. We assess the likelihood that our deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had $418.3 million in cash and cash equivalents and $1.3 billion in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities. At June 30, 2002, working capital was $1.3 billion. Given the current interest rate environment, we have determined that in certain situations it is more advantageous to invest in longer term debt securities. Long-term investments increased to $126.3 million at June 30, 2002 from $40.6 million at December 31, 2001. We believe that the combination of cash and cash equivalents and short-term investment balances and potential cash flow from operations will be sufficient to satisfy our cash requirements, including the third quarter debt maturity of $57.0 million and expected purchases of property and equipment, at least through the next twelve months.(1)

     Cash provided by operating activities was $214.4 million during the six months ended June 30, 2002 compared to $209.1 million during the six months ended June 30, 2001. This increase is primarily due to the decrease in accounts receivable, the increase in deferred revenues and the increase in income net of the effects of in-process research and technology, partially offset by the decrease in accounts payable and accrued liabilities and the decrease in accrued compensation.

     Cash used in investing activities was $320.0 million during the six months ended June 30, 2002 compared to $680.5 million during the six months ended June 30, 2001. Our principal use of cash in investing activities during the six months ended June 30, 2002 resulted from net purchases of investments, principally of a short-term duration, of $151.3 million, purchases of property and equipment of $50.9 million and acquisitions of $117.8 million, net of cash acquired. Our principal use of cash in investing activities during the six months ended June 30, 2001 resulted from net purchases of investments of $621.5 million, purchases of property and equipment of $41.0 million and acquisitions of $18.0 million.

     Cash provided by financing activities was $78.1 million during the six months ended June 30, 2002 compared to $161.1 million during the six months ended June 30, 2001. The source of cash provided by financing activities during the six months ended June 30, 2002 was related to proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program. The source of cash provided by financing activities during the six months ended June 30, 2001 was related to proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program of $171.6 million partially offset by $10.5 million cash used to repurchase convertible subordinated long-term notes.

(1)	Forward-Looking Statement

ITEM 3 — FINANCIAL RISK MANAGEMENT

Foreign Exchange Risk

     Revenue recognized outside the United States was 29% and 27% of total revenues during the six months ended June 30, 2002 and June 30, 2001. Revenues generated in the Europe/Middle-East/Africa region were 14% and 13% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in local currency as well.

     Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results may be materially adversely impacted by changes in these or other factors.(1)

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany transactions in which certain costs, incurred in the United States are charged to our foreign subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiaries in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

     We have a foreign exchange hedging program principally designed to mitigate the potential for future adverse impacts due to changes in foreign exchange rates. The program uses forward exchange contracts to hedge significant balances. In general, these forward foreign exchange contracts have terms of two months or less. Gains and losses on the settled contracts are included in “Other income, net” in the accompanying condensed consolidated statements of operations and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The foreign currency hedging program is managed in accordance with a corporate policy approved by our Board of Directors.

     In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through June 30, 2002.

     At June 30, 2002, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
Functional		Average Exchange
Currency	Notional Amount	Rate per US $

Hong Kong dollars	$ 8.7 million	7.800
Singapore dollars	5.7 million	1.768

	$ 14.4 million

(1)	Forward-Looking Statement

     We had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
Functional		Average Exchange
Currency	Notional Amount	Rate per US $

Euro	$ 3.7 million	1.016
South African rand	2.9 million	10.260
British pounds	1.1 million	0.657
Swiss francs	0.9 million	1.493
Japanese yen	0.8 million	119.760
Canadian dollars	0.6 million	1.519
Swedish krona	0.4 million	9.247
New Zealand dollars	0.3 million	2.062

	$ 10.7 million

     At June 30, 2002, each of these contracts matured within 60 days and had a book value that approximates fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2002. During the three months ended June 30, 2002 and 2001, we recorded net foreign currency gains of $3.0 million and $1.0 million. During the six months ended June 30, 2002 and 2001, we recorded a net foreign currency gain of $2.5 million and a net foreign currency loss of $0.8 million.

Interest Rate Risk

Investments in debt securities

     Our investments are made in accordance with an investment policy approved by the Board of Directors. We invest our cash in financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt securities of corporations, and municipalities. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas represent operating balances that are typically invested in short term time deposits of the local operating bank.

     We classify debt securities based on management’s intention on the date of purchase and reevaluate such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in “Accumulated other comprehensive loss,” net of tax in the accompanying condensed consolidated balance sheets. As of June 30, 2002 and 2001, all our investments were classified as available-for-sale.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates.(1)

     At June 30, 2002, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments held at June 30, 2002 that are sensitive to changes in interest rates. Due to our tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At June 30, 2002, we invested heavily in tax-exempt investments which reduced our weighted average interest rate.

(1)	Forward-Looking Statement

     Below is a presentation of the maturity profile of our investment securities held at June 30, 2002 (in millions, except interest rates):

	Expected Maturity

			Total
	1 Year or	More than 1	Principal	Total
	less	year	Amount	Fair Value

Available-for-sale securities	$1,319.1	$125.9	$1,445.0	$1,445.7
Weighted average interest rate	1.7%	2.0%

Interest rate swaps

     We have entered into interest rate swap transactions to manage our exposure to interest rate changes on our facility lease obligations. The swaps involve the exchange of fixed interest rate payments for variable interest rate payments without exchanging the notional principal amount. At June 30, 2002, the swaps had an aggregate notional amount of $175.0 million and a fair value of $167.2 million. The swaps mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, we receive a variable rate based on the three month LIBOR set on the last day of the previous quarter and pay a weighted average fixed rate of 6.80%. These swaps are designated under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, as hedges against changes in amount of future cash flows. Included in “Accumulated other comprehensive loss” as of June 30, 2002 is a $4.8 million unrealized loss (after-tax) related to these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets of $5.2 million (after-tax) are estimated to be reclassified into earnings during the next twelve months based upon a 12 month forward LIBOR rate.

Equity Securities Risk

Convertible subordinated notes

     At June 30, 2002, we had an aggregate of $57.0 million in outstanding convertible subordinated notes, due August 2002. These notes bear interest at a rate of 4.75% per annum and are convertible into our common stock at the investor’s option at any time at a conversion price equal to $50.82 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $57.1 million and $57.6 million as of June 30, 2002 and December 31, 2001.

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

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2001, 2000 and 1999 contained in our 2001 Annual Report to Stockholders on Form 10-K.

Continued regional and/or global economic, political and market conditions may cause decreased demand for our software and related services which could negatively affect our revenue and operating results and the market price of our stock.

     Our revenue and profitability depend on the overall demand for our software and related services. Regional and/or global changes in the economy and financial markets can result in companies reducing spending for technology products generally and the delay or reconsideration of potential purchases of our products and related services. As a result, our revenues may decrease and our operating results could be adversely affected, which may cause our stock price to fall.

Our quarterly operating results may be difficult to predict and may fluctuate substantially, which may adversely affect our net income.

     Our revenues and results of operations may be difficult to predict and may fluctuate substantially from quarter to quarter. Our expense levels, operating costs and hiring plans are based on projections of future revenues. If our actual revenues fall below expectations, our net income may be adversely affected. Factors that affect the predictability of actual revenues, include the following:

•	our sales cycle is relatively long and can vary as a result of the complexity of a customer’s overall business needs;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements are typically completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and global political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and service revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions; and

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions.

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

     These factors and other specific requirements under U.S. GAAP for software revenue recognition, require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Sometimes we are unable to negotiate terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

     Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,’’ and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101.

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

     Our installed customer base has traditionally generated additional consulting services, maintenance and new license revenue. Maintenance agreements are generally renewable annually at a customer’s option and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may not necessarily license additional products or contract for additional services. If our customers fail to renew their maintenance agreements or license additional products or contract for additional services, our revenues could decrease.

Increases in services revenues as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

     We realize lower margins on service revenues than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers which generally yields lower gross margins than our service business overall. As a result, if service revenues increase as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be adversely affected.

Our margins may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in our industry.

     We compete with a variety of software vendors in all of our major product lines, including vendors of enterprise application software, manufacturing software applications, CRM applications, human capital management software and financial management solutions software. In addition, we compete with numerous small firms that offer products with new or advanced features. Some of our competitors may have advantages over us due to their significant worldwide presence, longer operating and product development history, and substantially greater technical and marketing resources, or exclusive intellectual property rights. At least one competitor has a larger installed base than we do.

     If competitors offer more favorable payment terms, contractual implementation terms, or product or service warranties, or offer product functionality which we do not currently provide, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and may adversely affect operating results.

If we fail to compete effectively and introduce new products and service offerings, our results of operations and financial condition of the business will suffer.

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

     If we are unable to meet these challenges, our results of operations and our financial condition will be adversely affected. Our failure to drive or adapt to new and changing industry standards or third party interfaces could adversely affect sales of our products and services.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines.

     Our software products can be licensed for use with a variety of popular industry standard relational database management system platforms. There may be future or existing relational database platforms that achieve popularity in the marketplace which may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we are unable to achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenues may be adversely affected.

Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. If we are not able to maintain software performance across accepted platforms and operating environments, our license and service revenues could be adversely affected.

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

     We continue to invest in the expansion of our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing economic and political conditions that could adversely affect our results of operations. The following factors, among others, present risks that could have an adverse impact on our business:

•	conducting business in currencies other than United States dollars subjects us to currency controls and fluctuations in currency exchange rates;

•	inability to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	increased cost and development time required to adapt our products to local markets;

•	lack of experience in a particular geographic market;

•	legal, regulatory, social, political, labor or economic uncertainties in a specific country or region, including loss or modification of exemptions for taxes and tariffs, import and export license requirements, trade restrictions, war, terrorism and civil unrest; and

•	higher operating costs due to local laws or regulation.

Our future success depends on our ability to continue to retain and attract qualified employees.

     We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. Industry-wide use of non-compete or similar agreements by our competitors may decrease the pool of available sales and technical personnel.

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

     We build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing and deployment of our software application products. Our current and potential customers often rely on third-party system integrators to develop, deploy and manage applications. We believe that our relationships with these companies enhance our marketing and sales efforts. However, if these systems integrators are unable to recruit and adequately train a sufficient number of consulting personnel to support the successful implementation of our software products, we may lose customers. Moreover, our relationships with these companies are not exclusive, and they are free to start, or in some cases increase, the marketing of competitive business application software, or to otherwise discontinue their relationships with us. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend our software if our products are more difficult or costly to install than competitors’ similar product offerings. Disruption of our relationships with these companies could adversely affect sales, revenues and results of operations.

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

Future acquisitions may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition.

     From time to time, we may acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

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

     Through an escrow arrangement, we have granted some of our customers a contingent future right to use our source code solely for internal maintenance services. If our source code is accessed through the escrow, the likelihood of misappropriation or other misuse of our intellectual property may increase.

     Our competitors may independently develop technology that is substantially equivalent or superior to our technology. Third parties may assert infringement claims against us more aggressively in the future, especially in light of recent developments in patent law expanding the scope of patents on software. These assertions could result in costly and time-consuming litigation, including damage awards or present the need to enter into royalty arrangements which would decrease margins and could adversely affect the results of operations.

Potential terrorist activity may interfere with our ability to conduct business.

     Potential terrorist attacks on United States interests similar to those of September 11, 2001, present a threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices which could involve significant capital expenditure and result in loss of focus and distraction of management and development and sales employees. Moreover, an actual or perceived increase in risk of travel due to further terrorist activity may reduce our ability to demonstrate products and meet with prospective customers, which may adversely affect our ability to close sales and meet projected forecasts. Although built to state of the art structural standards, our data center near our Pleasanton headquarters could be vulnerable to attack using large explosives or sophisticated or unorthodox weapons. Significant structural damage to the data center could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Our stock price has been and may remain volatile.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	acquisitions of new products or significant customers by us or our competitors;

•	developments with respect to our patents, copyrights or other proprietary rights of or our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and by other rapid dissemination means;

•	changes in management;

•	conditions and trends in the software industry;

•	announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry and;

•	general market conditions.

     In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

     We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on the Company’s earnings.

It may become increasingly expensive to obtain and maintain liability insurance.

     We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact the Company's results of operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Wrongful Termination Litigation

On November 5, 1996, a wrongful termination case was filed in the California Superior Court for the County of Alameda by a former employee of PeopleSoft (Yarborough v. PeopleSoft, Inc., Case No. 775405-2). Judgment was entered in favor of plaintiff and PeopleSoft has satisfied the $5.4 million verdict. In connection with this case, Plaintiff has appealed the Court’s April 4, 2002 order denying plaintiff’s motion seeking $8.1 million in attorney’s fees. The outcome of this appeal is not material to the Company’s condensed consolidated financial statements, and the Company does not anticipate providing any further updates on this matter.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 29, 2002.

(b)	Pursuant to the election of the four directors listed under Item 4(c)(i), Mr. A. George “Skip” Battle, Mr. Craig A. Conway, Mr. Frank J. Fanzilli Jr. and Mr. Cyril J. Yansouni were each elected as Class II directors for a term of two years. Mr. David A. Duffield, Mr. Aneel Bhusri, and Mr. Steven D. Goldby were elected at the prior year’s annual meeting for a term of two years and still continue as Class I directors.

(c)	The Company’s stockholders voted on the following matters:

(i)	Election of four directors. All directors proposed by management were elected.

	Number of votes	Authority
Name of Nominee	For	Withheld

A. George “Skip” Battle	255,332,563	6,481,589
Craig A. Conway	215,388,469	46,425,683
Frank J. Fanzilli Jr.	254,291,082	7,523,070
Cyril J. Yansouni	255,333,178	6,480,974

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)	The Company filed a current report on Form 8-K on April 9, 2002, and reported that the purchase of the outstanding Class A Common Stock of Momentum Business Applications, Inc. had been completed.

(ii)	The Company filed a current report on Form 8-K on June 6, 2002 and reported that it terminated its relationship with Arthur Andersen LLP as its independent public accountants and it had engaged the services of KPMG LLP, effective as of June 5, 2002, as its independent public accountants for the fiscal year ending December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 12, 2002

PEOPLESOFT, INC.

By:	/S/ KEVIN T. PARKER

Kevin T. Parker Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002