Form 10-Q
period 2002-09-30
PEOPLESOFT INC
filed 2002-11-15
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number: 0-20710

PEOPLESOFT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0137069 (I.R.S. Employer Identification No.)

4460 Hacienda Drive, Pleasanton, CA (Address of principal executive officers)	94588 (Zip Code)

Registrant’s telephone number, including area code: (925) 225-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2002

Common Stock, par value $0.01	312,986,688

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	December 31, 2001

Assets:
Current assets:
Cash and cash equivalents	$311,651	$433,700
Short-term investments	1,385,358	1,199,046
Accounts receivable, net	315,367	375,437
Income taxes receivable	34,092	7,288
Deferred tax assets	48,627	58,088
Other current assets	50,067	59,309

Total current assets	2,145,162	2,132,868
Property and equipment, net	225,501	214,162
Investments	66,732	40,587
Deferred tax assets	115,218	94,932
Capitalized software, net	48,312	16,213
Goodwill	54,130	32,203
Other assets	20,953	17,040

Total assets	$2,676,008	$2,548,005

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$29,277	$37,115
Accrued liabilities	117,479	144,646
Accrued compensation and related expenses	148,838	184,237
Income taxes payable	18,046	6,236
Convertible debt	—	57,000
Short-term deferred revenues	391,984	409,316

Total current liabilities	705,624	838,550
Long-term deferred revenues	93,138	98,025
Other liabilities	20,857	19,490
Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock	3,137	3,068
Additional paid-in capital	1,354,017	1,226,155
Retained earnings	542,393	417,214
Treasury stock	(35,543)	(35,414)
Accumulated other comprehensive loss	(7,615)	(19,083)

Total stockholders’ equity	1,856,389	1,591,940

Total liabilities and stockholders’ equity	$2,676,008	$2,548,005

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
License fees	$121,616	$151,763	$386,835	$471,346
Services	349,597	344,846	1,042,327	1,024,086
Development and other services	—	24,127	7,530	83,999

Total revenues	471,213	520,736	1,436,692	1,579,431
Costs and expenses:
Cost of license fees	11,484	12,022	33,103	46,523
Cost of services	159,369	180,491	495,058	561,202
Cost of development and other services	—	21,842	6,755	76,202
Sales and marketing expense	127,641	126,009	378,373	383,629
Product development expense	83,002	70,939	252,882	223,812
General and administrative expense	27,209	40,940	84,851	116,484
Restructuring, acquisition and other charges	—	750	11,479	12

Total costs and expenses	408,705	452,993	1,262,501	1,407,864

Operating income	62,508	67,743	174,191	171,567
Other income, net	5,607	7,751	21,324	29,810

Income before provision for income taxes	68,115	75,494	195,515	201,377
Provision for income taxes	23,500	25,149	70,336	67,593

Net income	$44,615	$50,345	$125,179	$133,784

Basic income per share	$0.14	$0.17	$0.40	$0.45
Shares used in basic income per share computation	312,214	302,153	310,231	296,036

Diluted income per share	$0.14	$0.16	$0.39	$0.42
Shares used in diluted income per share computation	315,367	322,323	321,060	322,199

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net income	$125,179	$133,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,966	73,783
Provision for doubtful accounts	5,914	15,863
Tax benefits from exercise of stock options	23,263	68,394
Benefit from deferred income taxes	(4,085)	(22,621)
Gain on sales of investments and disposition of property and equipment, net	(3,251)	(3,116)
In-process research and development, acquisition and other non-cash charges	11,479	12
Non-cash stock compensation	5,831	2,131
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	53,219	75,910
Accounts payable and accrued liabilities	(33,461)	7,399
Accrued compensation and related expenses	(31,675)	(2,547)
Income taxes receivable, net	27,401	23,582
Deferred revenues	(24,080)	(27,223)
Other current and noncurrent assets and liabilities	10,454	(13,721)

Net cash provided by operating activities	238,154	331,630
Investing activities:
Purchase of investments	(7,022,567)	(5,776,371)
Proceeds from maturities and sales of investments	6,810,089	5,100,079
Purchase of property and equipment	(72,206)	(69,907)
Acquisitions, net of cash acquired	(120,894)	(26,388)

Net cash used in investing activities	(405,578)	(772,587)
Financing activities:
Proceeds from sale of common stock and exercise of stock options	96,600	215,359
Purchase of treasury stock	—	(20,040)
Repurchases of convertible debt, net	—	(10,542)
Retirement of convertible debt	(57,000)	—

Net cash provided by financing activities	39,600	184,777
Effect of foreign exchange rate changes on cash and cash equivalents	5,775	(446)

Net decrease in cash and cash equivalents	(122,049)	(256,626)
Cash and cash equivalents at beginning of period	433,700	646,605

Cash and cash equivalents at end of period	$311,651	$389,979

Supplemental disclosures:
Cash paid for interest	$2,975	$3,187
Cash paid for income taxes	$20,756	$460

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The information for the three and nine months ended September 30, 2002 and September 30, 2001, is unaudited but includes all adjustments that the Company believes to be necessary for the fair presentation of the financial position, results of operations, and changes in cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reported periods. Despite the Company’s best effort to make these good faith estimates and assumptions, actual results may differ.

     The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of operating results or performance levels that can be expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Per Share Data

     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and potential dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options and from withholdings associated with the Company’s employee stock purchase plan, using the treasury stock method and the conversion of convertible subordinated notes, using the if-converted method.

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Net income	$44,615	$50,345	$125,179	$133,784
Denominator:
Denominator for basic income per share — Weighted average shares outstanding	312,214	302,153	310,231	296,036
Dilutive effect of potential common shares	3,153	20,170	10,829	26,163

Denominator for diluted income per share — Weighted average shares outstanding including potential dilutive common shares	315,367	322,323	321,060	322,199

Basic income per share	$0.14	$0.17	$0.40	$0.45

Diluted income per share	$0.14	$0.16	$0.39	$0.42

     The following table sets forth the potential common shares that were excluded from the net income per share computations because the exercise or conversion prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Employee stock options outstanding	52.8	12.0	25.5	12.0
Convertible debt	—	1.1	—	1.1

Total	52.8	13.1	25.5	13.1

     The weighted average exercise price of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three and nine months ended September 30, 2002 and September 30, 2001 was $26.69 and $37.13 per share and $33.29 and $37.13 per share.

3. Financial Instruments

     Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. Derivative transactions are restricted to foreign currency hedges and interest rate swaps. The Company does not hold any derivative financial instruments for trading or speculative purposes.

Forward Foreign Exchange Contracts

     The Company has a foreign currency hedging program principally designed to mitigate the future potential impact due to changes in foreign currency exchange rates. The program uses forward exchange contracts to hedge significant balances due to the parent company, as well as significant non-functional currency balances due to one foreign subsidiary. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. In general, the forward exchange contracts have terms of two months or less. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities.” Changes in the fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying condensed consolidated statements of operations.

     During the three months ended September 30, 2002 and September 30, 2001, the Company recorded net foreign currency gains of $0.3 million and net foreign currency losses of $1.9 million. During the nine months ended September 30, 2002 and September 30, 2001, the Company recorded net foreign currency gains of $2.8 million and net foreign currency losses of $2.7 million. At September 30, 2002, the Company had outstanding forward foreign exchange contracts to exchange Singapore dollars ($5.3 million) for U.S. dollars, to exchange U.S. dollars for Euros ($9.8 million), South African rand ($2.5 million), Swiss francs ($2.1 million), Canadian dollars ($2.0 million), British pounds ($1.0 million), New Zealand dollars ($0.9 million), Swedish krona ($0.8 million), Japanese yen ($0.7 million), Australian dollars ($0.6 million), Brazilian reals ($0.6 million) and Chilean pesos ($0.4 million) and to exchange South African rand ($2.5 million) for Euros. At September 30, 2002, each of these contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts were material at September 30, 2002. At September 30, 2001, the Company had outstanding forward exchange contracts to exchange U.S. dollars for Euros ($8.6 million), Swiss francs ($3.2 million), South African rand ($3.1 million), British pounds ($2.0 million), Japanese yen ($1.2 million), Swedish krona ($1.1 million), New Zealand dollars ($0.9 million), and Canadian dollars ($0.6 million) and to exchange Australian dollars ($9.0 million), Singapore dollars ($3.7 million), Hong Kong dollars ($2.2 million) and Chilean pesos ($0.6 million) for U.S. dollars. At September 30, 2001, each of these contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward exchange contracts was material at September 30, 2001.

     In addition to hedging existing transaction exposures, the Company’s foreign exchange hedging policy allows for the hedging of anticipated transactions and for hedging the exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken by the Company to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through September 30, 2002.

Interest Rate Swap Transactions

     The Company has entered into interest rate swap transactions to manage its exposure to interest rate changes on certain facility lease obligations. At September 30, 2002, the swaps had an aggregate notional amount of $175.0 million and a fair value of $168.2 million. The swaps mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, the Company receives a variable rate based on the three month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80%. The swaps involve the exchange of variable interest rate payments for fixed interest rate payments without exchanging the notional principal amount. These swaps are designated under SFAS 133 as hedges against changes in amount of future cash flows. Included in “Accumulated other comprehensive loss” as of September 30, 2002 is a $4.2 million unrealized loss (after-tax) related to these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets of $4.2 million (after-tax) are estimated to be reclassified into earnings over the remaining life of the swaps based upon a 9 month forward LIBOR rate.

Concentrations of Credit Risk

     The Company does not believe that it has a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4. Comprehensive Income

     The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$44,615	$50,345	$125,179	$133,784
Other comprehensive income (loss):
Net change in unrealized gain/loss on available-for-sale investments	(374)	(416)	(676)	(1,098)
Foreign currency translation adjustments	(4,629)	5,394	10,335	(3,384)
Interest rate swap transactions:
Cumulative effect of accounting change	—	—	—	(2,648)
Net unrealized loss on cash flow hedges	(296)	(3,306)	(1,151)	(5,542)
Reclassification adjustment for earnings recognized during the period	870	840	2,960	1,452

Comprehensive income	$40,186	$52,857	$136,647	$122,564

5. Restructuring Reserves

     The following table sets forth the Company’s remaining restructuring reserves as of December 31, 2001 and September 30, 2002, which are included in “Accrued liabilities” (in thousands). Future cash payments related to the remaining lease obligations are expected to be made through October 2005.

	Leases	Other	Total

Balance December 31, 2001	$3,268	$820	$4,088
Cash payments	(656)	(820)	(1,476)

Balance September 30, 2002	$2,612	$—	$2,612

6. Commitments and Contingencies

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

7. Segment Information

     The Company identified its chief executive officer (“CEO”) as the chief operating decision maker. The Company’s CEO evaluates revenue performance based on two segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other geographic regions. Financial data for the two segments is presented below. Employee headcount and operating costs are managed by functional areas, rather than by revenue segments, and are primarily reviewed by the CEO on a company-wide basis. In addition, the Company accounts for and reports to the CEO its assets and capital expenditures by the North American and International segments. The accounting policies for each reportable segment are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

     The following table presents a summary of operating information by operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
North America	$356,668	$403,059	$1,096,388	$1,223,463
International	114,545	117,677	340,304	355,968

Consolidated	$471,213	$520,736	$1,436,692	$1,579,431

Operating income:
North America	$55,559	$50,394	$140,406	$112,503
International	6,949	17,349	33,785	59,064

Consolidated	$62,508	$67,743	$174,191	$171,567

     Revenues from the Europe/Middle-East/Africa region represented 14% of total revenues for the three and nine months ended September 30, 2002 and 13% of total revenues for the three and nine months ended September 30, 2001. No other international region had revenues equal to or greater than 10% of total revenues for the three or nine months ended September 30, 2002 or September 30, 2001. Revenues originated in each individual foreign country were less than 10% of total revenues for the three and nine months ended September 30, 2002 or September 30, 2001.

8. Business Combinations

     During the nine months ended September 30, 2002, the Company completed the acquisition of Momentum Business Applications, Inc. (“Momentum”) and acquired technology from Annuncio Software, Inc. (“Annuncio”). Additionally, the Company completed two other acquisitions which were not significant to the Company’s financial statements. The Annuncio and Momentum transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying condensed consolidated financial statements, and the assumed assets and liabilities were recorded based upon their relative fair values at the date of acquisition.

Annuncio Software, Inc.

     In January 2002, the Company purchased the intellectual property and certain assets of Annuncio, a privately held company, for $25.0 million in cash. The transaction was treated as an acquisition of a business and was accounted for using the purchase method of accounting. The intellectual property of Annuncio consisted of marketing automation software solutions for email and web-based customer interactions.

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

     In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Annuncio’s products. The projected incremental cash flows were discounted to their present value using discount rates of 14% and 25% for developed and in-process technology. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology acquired from Annuncio. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     Pro forma results of operations have not been presented for this acquisition because the effects of this acquisition were not significant to the Company.

Momentum Business Applications, Inc.

     In April 2002, the Company completed its purchase of one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. This transaction was accounted for using the purchase method of accounting.

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

     In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Momentum’s products, and an analysis of future royalty payments payable to Momentum by the Company. An estimation of the future royalty payments that would not be required to be paid by the Company was the basis for the valuation analysis. The projected after-tax royalty savings was discounted to its present value using discount rates of 12% and 20% for developed and in-process technology. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology acquired from Momentum. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

Pro Forma Financial Information

     The unaudited financial information in the table below summarizes the combined results of operations of PeopleSoft and Momentum, on a pro forma basis, as though the companies had been combined as of the beginning of the period being presented below. The impact of the $8.7 million charge (no tax impact) for in-process research and development associated with the acquisition of Momentum has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below. The following amounts are in thousands, except per share amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$471,213	$496,609	$1,429,162	$1,495,432
Net income	$44,615	$33,623	$127,651	$79,010
Basic income per share	$0.14	$0.11	$0.41	$0.27
Diluted income per share	$0.14	$0.10	$0.40	$0.25

9. Recently Issued Accounting Standards

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that it be assessed for impairment on an annual basis. The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $3.8 million and $9.1 million for the three and nine month periods ended September 30, 2002. During the three month period ending June 30, 2002, the Company completed its transitional goodwill impairment test (comparing the fair value of each of the reporting units as of January 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of goodwill was not impaired. At September 30, 2002, the Company had goodwill of $54.1 million.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. Upon adoption, the Company determined that it did not have any long-lived assets which were impaired.

     On January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. The Company’s “Services” revenues now include reimbursable out-of-pocket expenses and “Cost of services” expenses include the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14, the Company’s historical financial statements recorded these expenses as net amounts in “Cost of services.” The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net income. Reimbursable out-of-pocket expenses reclassified as service revenue was $11.4 million and $34.3 million for the three and nine months ended September 30, 2001.

     In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 could result in the Company recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

10. Goodwill

     The changes in the carrying amount of goodwill during the nine months ended September 30, 2002 are as follows (in thousands):

	North
	America	International	Total

Balance as of January 1, 2002	$29,743	$2,460	$32,203
Annuncio acquisition goodwill	16,630	—	16,630
Teamscape acquisition goodwill	1,473	—	1,473
Goodwill from contingent consideration and other	4,773	—	4,773
Foreign currency fluctuation	—	(949)	(949)

Balance as of September 30, 2002	$52,619	$1,511	$54,130

     Summarized below are the effects on net income and net income per share if the Company had followed the non-amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income:
As reported	$44,615	$50,345	$125,179	$133,784
Add goodwill amortization	—	3,832	—	9,062

Adjusted net income	$44,615	$54,177	$125,179	$142,846

Basic income per share:
As reported	$0.14	$0.17	$0.40	$0.45
Add goodwill amortization	—	0.01	—	0.03

Adjusted basic income per share	$0.14	$0.18	$0.40	$0.48

Diluted income per share:
As reported	$0.14	$0.16	$0.39	$0.42
Add goodwill amortization	—	0.01	—	0.02

Adjusted diluted income per share	$0.14	$0.17	$0.39	$0.44

11. Capitalized Software

     Capitalized software and accumulated amortization at September 30, 2002 and December 31, 2001 were as follows (in thousands):

	September 30, 2002	December 31, 2001

Capitalized software	$84,241	$41,934
Less: accumulated amortization	(35,929)	(25,721)

Capitalized software, net	$48,312	$16,213

     The increase in capitalized software during the nine months ended September 30, 2002 was related solely to capitalized software obtained through business combinations. See footnote 8 “Business Combinations” above for further information.

     Amortization expense related to the capitalized software was $4.2 million and $10.5 million for the three and nine months ended September 30, 2002 and $2.4 million and $4.6 million for the three and nine months ended September 30, 2001.

     Expected future capitalized software amortization expense for the fourth quarter of 2002 and each of the fiscal years thereafter is as follows (in thousands):

Period ended December 31,

2002 (fourth quarter)	$4,211
2003	16,437
2004	12,714
2005	7,576
2006	5,899
2007	1,475

Total	$48,312

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

RESULTS OF OPERATIONS

     The following table shows the percentage of period over period growth and the percentage of total revenues represented by certain line items in our condensed consolidated statements of operations, for the three and nine months ended September 30, 2002 and September 30, 2001:

	Percentage of			Percentage of
	Dollar	Percentage of		Dollar	Percentage of
	Change	Total Revenues		Change	Total Revenues

	Three months ended September 30,			Nine months ended September 30,

	2002/2001	2002	2001	2002/2001	2002	2001

Revenues:
License fees	(20)%	26%	29%	(18)%	27%	30%
Services	1	74	66	2	73	65
Development and other services	(100)	—	5	(91)	<1	5

Total revenues	(10)	100	100	(9)	100	100

Costs and expenses:
Cost of license fees	(4)	2	2	(29)	2	3
Cost of services	(12)	34	35	(12)	34	36
Cost of development and other services	(100)	—	4	(91)	<1	5
Sales and marketing expense	1	27	24	(1)	26	24
Product development expense	17	18	14	13	18	14
General and administrative expense	(34)	6	8	(27)	6	7
Restructuring, acquisition and other charges	NM	—	—	NM	1	—

Total costs and expenses	(10)	87	87	(10)	88	89

Operating income	(8)	13	13	2	12	11

Other income, net	(28)	1	1	(29)	1	2

Provision for income taxes	(7)	5	5	4	5	4

Net income	(11)%	9%	10%	(6)%	9%	8%

Diluted income per share	(13)%	NM	NM	(7)%	NM	NM

NM — Not Meaningful

     Net income decreased $5.7 million or 11% to $44.6 million for the third quarter of 2002 as compared to $50.3 million for the third quarter of 2001. Diluted income per share decreased to $0.14 for the third quarter of 2002 compared to $0.16 for the third quarter of 2001. For the nine months ended September 30, 2002, net income decreased $8.6 million or 6% to $125.2 million as compared to $133.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, diluted income per share decreased to $0.39 compared to $0.42 for the nine months ended September 30, 2001.

     Net income for the nine months ended September 30, 2002 include a first quarter charge of $1.7 million (after-tax) for in-process research and development related to the acquisition of technology from Annuncio Software, Inc. (“Annuncio”) and a second quarter in-process research and development charge of $8.7 million (no tax impact) related to the acquisition of Momentum Business Applications, Inc. (“Momentum”). Refer to “Business Combinations” under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Net income for the three months ended September 30, 2001, includes a $2.3 million (no tax impact) favorable adjustment to restructuring reserves to reflect current estimates and a $1.9 million (after-tax) charge for in-process research and development related to an acquisition of assets which was otherwise insignificant to the Company. Net income for the nine months ended September 30, 2001, includes a $4.9 million (no tax impact) favorable adjustment to restructuring reserves to reflect current estimates, a $1.2 million (after-tax) charge for in-process research and development related to the acquisition of SkillsVillage in the second quarter of 2001 and a $1.9 million (after-tax) charge for in-process research and development related to an acquisition of assets which was otherwise insignificant to the Company.

Revenues

     Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees decreased by 20% to $121.6 million in the third quarter of 2002 from $151.8 million in the third quarter of 2001. Revenue from license fees decreased by 18% to $386.8 million during the nine months ended September 30, 2002 from $471.3 million during the nine months ended September 30, 2001. The decrease in license revenue is primarily due to a global economic slowdown during 2002. We expect license revenue to be slightly higher in the fourth quarter of 2002 relative to the third quarter of 2002.(1)

     Our services revenue consists of software maintenance fees, consulting fees, customer training fees and other miscellaneous fees. Revenue from services increased by 1% to $349.6 million in the third quarter of 2002 from $344.8 million in third quarter of 2001. The growth in services revenue during the third quarter of 2002 as compared to the third quarter of 2001 resulted from an increase in maintenance revenue of $26.0 million offset by a decrease in consulting revenue of $20.0 million and a decrease in training revenue of $1.2 million. The increase in maintenance revenue is primarily attributable to the growth of our installed base of software applications, arising from sales to both new and existing customers, while the decrease in consulting and training revenue is primarily attributable to the global economic slowdown which also negatively impacted our license revenues. Revenue from services as a percentage of total revenues was 74% and 66% for the quarters ended September 30, 2002 and 2001. For the nine months ended September 30, 2002, revenue from services increased by 2% to $1,042.3 million, or 73% of total revenues from $1,024.1 million, or 65% of total revenue for the nine months ended September 30, 2001. The change in services revenue during the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, primarily resulted from an increase in maintenance revenue of $75.0 million offset by a decrease in consulting revenue of $49.6 million and a decrease in training revenue of $7.1 million. The increase in maintenance revenue is primarily attributable to the growth of our installed customer base, consisting of sales to new and existing customers, while the decrease in consulting and training revenue is primarily attributable to the global economic slowdown. Reductions or slowdowns in our license contracting activity during a given quarter may adversely impact our future services revenues since these revenues typically trail license contracting activity.

     On April 9, 2002, we completed the purchase of one hundred percent of the outstanding Class A Common Stock of Momentum. Refer to “Business Combinations” under Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Subsequent to the first quarter of 2002, we ceased performing development services for Momentum and, accordingly, have not recognized any revenue from development services after March 31, 2002. Prior to that date and pursuant to the terms of the development agreement with Momentum, we billed Momentum one hundred ten percent (110%) of our fully burdened costs relating to the research and development services that we performed on behalf of Momentum. Revenue from development and other services decreased by 91% to $7.5 million during the nine months ended September 30, 2002 from $84.0 million during the nine months ended September 30, 2001. Cost of development and other services decreased by 91% to $6.8 million during the nine months ended September 30, 2002 from $76.2 million during the nine months ended September 30, 2001.

(1)	Forward-Looking Statement

Costs and Expenses

     Our software products are based on a combination of internally developed and third party technology and products. Cost of license fees consists principally of royalties, technology access fees for certain third-party software products, amortization of capitalized software costs and product warranty costs. Cost of license fees decreased to $11.5 million in the third quarter of 2002 from $12.0 million in the third quarter of 2001, representing 2% of total revenues in each of those quarters. Cost of license fees represented 9% of license fee revenues in the third quarter of 2002 and 8% of license fee revenues in the third quarter of 2001. During the nine months ended September 30, 2002 and 2001, cost of license fees decreased to $33.1 million from $46.5 million, representing 2% and 3% of total revenues and 9% and 10% of license revenues. The decrease in the cost of license fees for the nine months ended September 30, 2002, over the nine months ended September 30, 2001, is primarily a result of a $12.4 million decrease in royalties to third parties resulting from decreased license fee revenue on which such royalties are calculated and a $6.2 million decrease in product warranty costs resulting from a decline in the number of warranty claims. These decreases are partially offset by a $7.1 million increase in amortization related to software obtained through acquisitions subsequent to September 30, 2001.

     Cost of services consists primarily of employee-related costs and the related infrastructure costs incurred to provide installation and consulting services, post-installation support and training. Cost of services decreased to $159.4 million in the third quarter of 2002 from $180.5 million in the third quarter of 2001, representing 34% and 35% of total revenues and 46% and 52% of service revenues in each of those quarters. The decrease in cost of services for the third quarter of 2002 over the third quarter of 2001 is primarily due to an $8.2 million decrease in incentive compensation resulting from a decrease in consulting and training revenues, a $4.8 million expense decrease related to the reduction in the utilization of outside consultants, a $2.7 million decrease in salaries due to a reduction in the number of our consultants and general expense reductions associated with improved cost management in the consulting organization. Cost of services decreased to $495.1 million during the nine months ended September 30, 2002 from $561.2 million during the nine months ended September 30, 2001, representing 34% and 36% of total revenues and 47% and 55% of service revenues in each of those nine month periods. The decrease in cost of services for the nine months ended September 30, 2002 over the nine months ended September 30, 2001 is primarily due to a $25.8 million decrease in incentive compensation resulting from a decrease in consulting revenue and training revenue, a $13.5 million expense decrease related to the reduction in the utilization of outside consultants, a $6.0 million decrease in salaries due to a reduction in the number of consultants and general expense reductions associated with improved cost management in the consulting organization. If the demand for services from new and existing customers for installation, consulting, support and training services increases over the next several quarters, we anticipate that our cost of services may increase.(1)

     Sales and marketing expenses increased slightly to $127.6 million in the third quarter of 2002 from $126.0 million in the third quarter of 2001, representing 27% and 24% of total revenues in each of those quarters. The increase in sales and marketing expenses is primarily due to a $4.0 million increase in salaries due to sales and marketing headcount increases, partially offset by a $3.8 million decrease in sales commissions related to decreased license fee revenue. Sales and marketing expense decreased to $378.4 million for the nine months ended September 30, 2002 from $383.6 million for the nine months ended September 30, 2001, representing 26% and 24% of total revenues. The decrease for the nine months ended September 30, 2002 is primarily attributable to a $16.0 million decrease in marketing programs and advertising and a $16.1 million decrease in sales commissions related to decreased license fee revenue, partially offset by a $22.0 million increase in salaries due to sales and marketing headcount increases. Sales and marketing expenses may increase in future periods as we increase our sales force and marketing and advertising expenses in support of PeopleSoft 8 to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.(1)

     Product development expenses consist of costs related to software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives.

(1)	Forward-Looking Statement

Product development expenses increased to $83.0 million in the third quarter of 2002 from $70.9 million in the third quarter of 2001, representing 18% and 14% of total revenues in each of those quarters. Product development expenses increased to $252.9 million during the nine months ended September 30, 2002 from $223.8 million for the nine months ended September 30, 2001, representing 18% and 14% of total revenues. The increase in product development expenses is primarily attributable to an increase in internal development activities. Our current focus in application development is to extend our software offerings by delivering enhanced functionality and to develop new applications in our integrated application suites: Human Resources, Financials, Customer Relationship Management and Supply Chain Management.(1)

     General and administrative expenses decreased to $27.2 million during the third quarter of 2002 from $40.9 million during the third quarter of 2001, representing 6% and 8% of total revenues. The decrease for the quarter is primarily attributable to a $4.3 million decrease in non-product related litigation expense, a $3.8 million decrease in amortization of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002, and general expense reductions associated with improved cost management. General and administrative expenses decreased to $84.9 million for the nine months ended September 30, 2002 from $116.5 million for the nine months ended September 30, 2001, representing 6% and 7% of total revenues. The decrease for the nine month period is primarily attributable to a $9.4 million decrease in non-product related litigation expense, a $9.1 million decrease in amortization of goodwill in connection with the adoption of SFAS 142 on January 1, 2002, and general expense reductions associated with improved cost management. SFAS 142 requires that goodwill no longer be amortized but must be assessed for impairment on an annual basis. During the three month period ended June 30, 2002, we completed the transitional goodwill impairment test (comparing the fair value of each of the reporting units as of January 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of our goodwill was not impaired. See footnote 9 “Recently Issued Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

Restructuring, Acquisition and Other Charges

     The third quarter of 2001 includes a favorable adjustment of $2.3 million to restructuring reserves to reflect current estimates and a $3.0 million charge for in-process research and development related to the acquisition of assets which was otherwise insignificant to the Company. The restructuring, acquisition and other charges for the nine months ended September 30, 2001 also includes a favorable adjustment of $2.6 million to restructuring reserves to reflect current estimates and a $1.9 million charge for in-process research and development related to the acquisition of SkillsVillage. The restructuring, acquisition and other charges for the nine months ended September 30, 2002 includes the second quarter charge of $8.7 million associated with the write-off of in-process research and development attributable to the acquisition of Momentum and the first quarter charge of $2.8 million related to the write-off of in-process research and development from the Annuncio business combination. For additional discussion of the Momentum and Annuncio transactions see “Business Combinations.” In the future, if we consummate business combinations and technology purchases, we may incur additional in-process research and development charges which may impact our results of operations.(1)

Other Income, Net

     Other income, net, which primarily includes interest income and interest expense, decreased to $5.6 million in the third quarter of 2002 from $7.8 million in the third quarter of 2001, and decreased to $21.3 million in the nine months ended September 30, 2002 from $29.8 million during the nine months ended September 30, 2001. The decrease in other income, net, for the three and nine month periods was primarily a result of a decrease in interest income due to lower interest rates.

(1)	Forward-Looking Statement

Provision for Income Taxes

     Our income tax provision decreased to $23.5 million in the third quarter of 2002 from $25.1 million in the third quarter of 2001 and increased to $70.3 million in the nine months ended September 30, 2002 from $67.6 million for the same period in 2001. The effective tax rate, exclusive of in-process research and development and adjustments to restructuring reserves, was 34.5% for both of the nine month periods ended September 30, 2002 and September 30, 2001. The net deferred tax assets at September 30, 2002 were $163.8 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the valuation of the deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from future operations, subsequent reversals of deferred tax liabilities and other sources.(1)

Business Combinations

     During the nine months ended September 30, 2002, we completed the acquisition of Momentum and acquired technology from Annuncio. The Annuncio and Momentum transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying condensed consolidated statements of operations, and the assumed assets or liabilities were recorded based upon their relative fair values at the date of acquisition. Additionally, we completed two other acquisitions that were not significant to our financial statements. As part of our strategy, we anticipate additional acquisition activity, which may be significant to us on either an individual or an aggregate basis.(1)

Annuncio Software, Inc.

     In January 2002, we purchased the intellectual property and certain assets of Annuncio, a privately held company, for $25.0 million in cash. The transaction was treated as an acquisition of a business and was accounted for using the purchase method of accounting. The intellectual property of Annuncio consists of marketing automation software solutions for email and web-based customer interactions.

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

     In performing this allocation, we considered, among other factors, our intention for future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Annuncio’s products. We estimated that we would recognize revenue on the projects related to the in-process technology from 2002 to 2005. The projected incremental cash flows were discounted to their present value using discount rates of 14% and 25% for developed and in-process technology. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology acquired from Annuncio. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

(1)	Forward-Looking Statement

     Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

Momentum Business Applications, Inc.

     In April 2002, we completed the transaction to purchase one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. This transaction was accounted for using the purchase method of accounting.

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

     Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying condensed consolidated statements of operations, because the purchased research and development had no alternative uses and had not reached technological feasibility. Fourteen in-process research and development projects were identified. Five projects related to Human Resources application suites and accounted for 63% of the amount allocated to in-process research and development. A portal applications project accounted for 23% of the amount allocated to in-process research and development. At the date of the acquisition, the Momentum products in process averaged approximately 45% complete and were expected to be completed during the fourth quarter of 2002 and the first half of 2003 at a cost of approximately $35.0 million. The remaining efforts include completion of coding and system and platform testing.

     In performing this allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Momentum’s products, and an analysis of future royalty payments payable to Momentum by us. An estimation of the future royalty payments that we would not be required to pay was the basis for the valuation analysis. We estimated that we would avoid royalty payments on the projects related to the in-process technology from 2002 to 2006. The after-tax royalty savings was discounted to its present value using discount rates of 12% and 20% for developed and in-process technology. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology acquired from Momentum. Associated risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

     Our projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. We believe policies and estimates related to revenue recognition, capitalized software, allowance for doubtful accounts, product and service warranty reserve and deferred tax asset valuation allowance represent our critical accounting policies and estimates. Future results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We derive revenues from two primary sources: software license revenues and services revenues, which primarily include maintenance, consulting, and training. We recognize our revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting guidance.

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

Capitalized Software

     We capitalize the development cost of software, other than software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, “ (“SFAS 86”). Our policy is to capitalize the costs associated with development of new products. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software. As of September 30, 2002, net capitalized software consisted of $46.9 million related to software acquired through technology purchases and business combinations, and $1.4 million related to internally developed software.

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

Product and Service Warranty Reserve

     We provide for estimated cost of product and service warranties based on specific warranty claims and claim history. If actual warranty experience differs from our estimates, revisions to the estimated warranty liability would be required.

Deferred Tax Asset Valuation Allowance

     We account for income taxes in accordance with SFAS 109. We assess the likelihood that our deferred tax asset will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded. As of September 30, 2002, the valuation allowance was $26.7 million related to established allowances on net operating losses incurred in foreign jurisdictions and other foreign tax benefits as well as on operating loss carryforwards in state jurisdictions of acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had $311.7 million in cash and cash equivalents and $1.4 billion in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities. At September 30, 2002, working capital was $1.4 billion. Given the current interest rate environment, we have determined that in certain situations it is more advantageous to invest in longer term debt securities. Long-term investments increased to $66.7 million at September 30, 2002 from $40.6 million at December 31, 2001. We believe that the combination of cash and cash equivalents and short-term investment balances and potential cash flow from operations will be sufficient to satisfy our cash requirements, including the expected purchases of property and equipment, at least through the next twelve months.(1)

     Cash provided by operating activities was $238.2 million during the nine months ended September 30, 2002 compared to $331.6 million during the nine months ended September 30, 2001. This decrease is primarily due to the decrease in the tax benefits from the exercise of stock options, the decrease in accounts payable and accrued liabilities, the decrease in accrued compensation and related expenses, and the increase in accounts receivable, partially offset by the increase in the benefit from deferred income taxes and the net change in other current and noncurrent assets and liabilities.

     Cash used in investing activities was $405.6 million during the nine months ended September 30, 2002 compared to $772.6 million during the nine months ended September 30, 2001. Our principal use of cash in investing activities during the nine months ended September 30, 2002 resulted from net purchases of investments, principally of a short-term duration, of $212.5 million, purchases of property and equipment of $72.2 million and acquisitions of $120.9 million, net of cash acquired. Our principal use of cash in investing activities during the nine months ended September 30, 2001 resulted from net purchases of investments of $676.3 million, purchases of property and equipment of $69.9 million and acquisitions of $26.4 million.

     Cash provided by financing activities was $39.6 million during the nine months ended September 30, 2002 compared to $184.8 million during the nine months ended September 30, 2001. The source of cash provided by financing activities during the nine months ended September 30, 2002 was related to proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program of $96.6 million, partially offset by retirement of debt of $57.0 million. The source of cash provided by financing activities during the nine months ended September 30, 2001 was related to proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program of $215.4 million partially offset by $20.0 million used to purchase treasury stock and $10.5 million cash used to repurchase convertible subordinated long-term notes.

Synthetic Leases

     We lease certain buildings in Pleasanton, California under synthetic lease arrangements, which are currently accounted for as operating leases. The combined cost for the construction of the facilities was $175 million and we pay interest to the lessors based on LIBOR plus a margin. We have options to renew the leases that are exercisable in February and September of 2003. If at the end of the lease terms, we do not purchase the properties, we have guaranteed residual values equal to 85% of the lessor’s cost of construction. Based on current real estate market conditions, we do not believe that it is probable that we will incur a loss related to these guarantees. Under these leases, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends, and are subject to various other restrictions. As of September 30, 2002, we were in compliance with all covenants.

     In July 2002, the Financial Accounting Standards Board issued a proposed accounting interpretation that addresses the consolidation of special purpose entities. The lessors associated with our synthetic lease agreements are deemed to be special purpose entities or equivalent structures. The proposed interpretation provides guidance for determining when an entity (such as us), the primary beneficiary, should consolidate

(1)	Forward-Looking Statement

another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the primary beneficiary. If we do not purchase the properties for $175 million or effectively restructure the leases, the new accounting guidance may result in us having to consolidate the financial position and operating results of the special purpose entities and equivalent structures. If we are required to consolidate the financial position and operating results of the special purpose entity, we do not anticipate that it will have a material impact on our results of operations. If issued, the provisions of the final interpretation would be applied as of the beginning of the first fiscal period beginning after June 15, 2003 to special purpose entities created before the issuance date of the interpretation and still existing on June 15, 2003.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     Revenue recognized outside the United States was 29% and 27% of total revenues during the nine months ended September 30, 2002 and September 30, 2001. Revenues generated in the Europe/Middle-East/Africa region were 14% and 13% of total revenues during the same periods. Revenues from all other geographic regions were less than 10% of total revenues. International sales are made mostly from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in local currency as well.

     Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results may be materially adversely impacted by changes in these or other factors.(1)

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany transactions in which certain costs incurred in the United States are charged to our foreign subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiaries in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

     We have a foreign exchange hedging program principally designed to mitigate the future potential impact due to changes in foreign exchange rates. The program uses forward exchange contracts to hedge significant balances due to the parent company, as well as significant non-functional currency balances due to one foreign subsidiary. We operate in certain countries in Latin America and Asia Pacific where there are limited forward currency exchange markets, and thus we have unhedged exposures in these countries. In general, these forward foreign exchange contracts have terms of two months or less. Gains and losses on the settled contracts are included in “Other income, net” in the accompanying condensed consolidated statements of operations and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The foreign currency hedging program is managed in accordance with a corporate policy approved by our Board of Directors.

     In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of anticipated transactions, and exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through September 30, 2002.

     At September 30, 2002, we had the following outstanding forward foreign exchange contract to exchange foreign currency for U.S. dollars:

		Notional Weighted
Functional		Average Exchange
Currency	Notional Amount	Rate per US $

Singapore dollars	$5.3 million	1.784

(1)	Forward-Looking Statement

     We had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
Functional		Average Exchange
Currency	Notional Amount	Rate per US $

Euros	$9.8 million	1.024
South African rand	2.5 million	10.583
Swiss francs	2.1 million	1.500
Canadian dollars	2.0 million	1.576
British pounds	1.0 million	0.646
New Zealand dollars	0.9 million	2.126
Swedish krona	0.8 million	9.349
Japanese yen	0.7 million	122.540
Australian dollars	0.6 million	1.833
Brazilian reals	0.6 million	3.780
Chilean pesos	0.4 million	746.500

	$21.4 million

     We had the following cross currency forward foreign exchange contract:

			Notional Weighted
	Currency	Notional Amount	Average Exchange
Currency Sold	Purchased	in US $	Rate per US $

South African rand	Euros	$2.5 million	10.583

     At September 30, 2002, each of these contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2002. During the three months ended September 30, 2002 and 2001, we recorded net foreign currency gains of $0.3 million and net foreign currency losses of $1.9 million. During the nine months ended September 30, 2002 and 2001, we recorded a net foreign currency gain of $2.8 million and a net foreign currency loss of $2.7 million.

Interest Rate Risk

Investments in debt securities

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

     We classify debt securities based on management’s intention on the date of purchase and reevaluate such designation as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in “Accumulated other comprehensive loss,” net of tax in the accompanying condensed consolidated balance sheets. As of September 30, 2002 and 2001, all our investments were classified as available-for-sale.

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

(1)	Forward-Looking Statement

     At September 30, 2002, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments held at September 30, 2002 that are sensitive to changes in interest rates. Due to our tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At September 30, 2002, we invested heavily in tax-exempt investments which reduced our weighted average interest rate.

     Below is a presentation of the maturity profile of our investment securities held at September 30, 2002 (in millions, except interest rates):

	Expected Maturity
			Total
	1 Year or	More than 1	Principal	Total
	less	year	Amount	Fair Value

Available-for-sale securities	$1,384.9	$66.5	$1,451.4	$1,452.1
Weighted average interest rate	1.7%	1.8%

Interest rate swaps

     We have entered into interest rate swap transactions to manage our exposure to interest rate changes on our facility lease obligations. The swaps involve the exchange of fixed interest rate payments for variable interest rate payments without exchanging the notional principal amount. At September 30, 2002, the swaps had an aggregate notional amount of $175.0 million and a fair value of $168.2 million. The swaps mature at various dates in 2003, consistent with the maturity dates of the facility leases. Under these agreements, we receive a variable rate based on the three month LIBOR set on the last day of the previous quarter and pay a weighted average fixed rate of 6.80%. These swaps are designated under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, as hedges against changes in amount of future cash flows. Included in “Accumulated other comprehensive loss” as of September 30, 2002 is a $4.2 million unrealized loss (after-tax) related to these interest rate swaps. Derivative losses included in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets of $4.2 million (after-tax) are estimated to be reclassified into earnings over the remaining life of the swaps based upon a 9 month forward LIBOR rate.

ITEM 4 — CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

     We operate in a dynamic and rapidly changing environment that involves numerous significant risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our future business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2001, 2000 and 1999 contained in our 2001 Annual Report to Stockholders on Form 10-K.

Continued regional and/or global economic, political and market conditions may cause a decrease in demand for our software and related services which may negatively affect our revenue and operating results.

     Our revenue and profitability depend on the overall demand for our software and related services. Regional and/or global changes in the economy and financial markets have resulted in companies reducing spending for technology projects generally and the delay or reconsideration of potential purchases of our products and related services. Future declines in demand for our products and/or services could adversely affect our operating results.

Our quarterly operating results may be difficult to predict and may fluctuate substantially, which may adversely affect our net income.

     Our revenues and results of operations can be difficult to predict and may fluctuate substantially from quarter to quarter. Our expense levels, operating costs and hiring plans are based on projections of future revenues. If our actual revenues fall below expectations, our net income may be adversely affected. Factors that affect the predictability of actual revenues include the following:

•	our sales cycle can vary as a result of the complexity of a customer’s overall business needs and may extend over one or more quarters;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements are typically completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and global political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and service revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions; and

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions.

We may be required to defer recognition of license revenue for a significant period of time after entering into a license agreement, which could negatively impact our results of operations.

     We may have to delay recognizing license or service related revenue for a significant period of time for a variety of types of transactions, including:

•	transactions that include both currently deliverable software products and software products that are under development or contain other currently undeliverable elements;

•	transactions where the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	transactions that involve non-standard acceptance criteria or identified product-related performance issues; and

•	transactions that include contingency-based payment terms or fees.

     These factors and other specific accounting requirements for software revenue recognition, require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Sometimes we are unable to negotiate terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

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

     However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

Our future revenue is dependent in part upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional services.

     Our installed customer base has traditionally generated additional new license and service revenues. Maintenance agreements are generally renewable annually at a customer’s option and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may not necessarily license additional products or contract for additional services. If our customers fail to renew their maintenance agreements or license additional products or contract for additional services, our revenues could decrease.

Increases in services revenues as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

     We realize lower margins on service revenues than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business overall. As a result, if service revenues increase as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be adversely affected.

Future acquisitions may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition.

     As a component of our strategy, we may acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

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

     If competitors offer more favorable pricing, payment terms, contractual implementation terms, or product or service warranties, or offer product functionality which we do not currently provide, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and may adversely affect operating results.

If we fail to compete effectively and introduce new products and service offerings, our results of operations and financial condition of the business will suffer.

     The market for our software products is intensely competitive and is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The competitive environment demands that we constantly improve our existing products and create new products. Our future success may depend in part upon our ability to:

•	enhance and expand our existing applications;

•	successfully integrate third-party products;

•	enter new markets;

•	improve our existing products and develop new ones to keep pace with technological developments, including developments related to the internet;

•	satisfy increasingly sophisticated customer requirements; and

•	maintain market acceptance.

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

     Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be future or existing platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. If we are unable to maintain software performance across accepted platforms and operating environments, or to achieve market acceptance of user interfaces that we support or adapt to popular new user interfaces that we do not support, our sales and revenues may be adversely affected.

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

     We continue to invest in the expansion of our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing economic and political conditions that could adversely affect our results of operations. The following factors, among others, present risks that could have an adverse impact on our business:

•	conducting business in currencies other than United States dollars subjects us to currency controls and fluctuations in currency exchange rates;

•	inability to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	increased cost and development time required to adapt our products to local markets;

•	lack of experience in a particular geographic market;

•	legal, regulatory, social, political, labor or economic uncertainties in a specific country or region, including loss or modification of exemptions for taxes and tariffs, import and export license requirements, trade tariffs or restrictions, war, terrorism and civil unrest; and

•	higher operating costs due to local laws or regulation.

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

     Our software products include a suite of proprietary software development tools, known as PeopleTools®, which are fundamental to the effective use of our software products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own as the accepted industry standard. If a software product other than PeopleTools were to emerge as a clearly established and widely accepted industry standard, we may not be able to adapt PeopleTools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify PeopleTools or to redesign our software products to accommodate the new industry standard. This would be expensive and time consuming and may adversely affect results of operations and the financial condition of the business.

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

     We build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing and deployment of our software application products. Our current and potential customers often rely on third-party system integrators to develop, deploy and manage applications. We believe that our relationships with these companies enhance our marketing and sales efforts. However, if these system integrators are unable to recruit and adequately train a sufficient number of consulting personnel to support the successful implementation of our software products, we may lose customers. Moreover, our relationships with these companies are not exclusive, and they are free to start, or in some cases increase, the marketing of competitive business application software, or to otherwise discontinue their relationships with us. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend our software if our products are more difficult or costly to install than competitors’ similar product offerings. Disruption of our relationships with these companies could adversely affect sales, revenues and results of operations.

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

     Through an escrow arrangement, we have granted some of our customers a contingent future right to use our source code solely for internal maintenance services. If our source code is accessed through an escrow, the likelihood of misappropriation or other misuse of our intellectual property may increase.

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

     Potential terrorist attacks on United States interests similar to those of September 11, 2001, present a threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practice which could involve significant capital expenditure and result in loss of focus and distraction of management and development and sales employees. Moreover, an actual or perceived increase in risk of travel due to further terrorist activity may reduce our ability to demonstrate products and meet with prospective customers, which may adversely affect our ability to close sales and meet projected forecasts. Although built to state of the art structural standards, our data center near our Pleasanton headquarters could be vulnerable to attack using large explosives or sophisticated or unorthodox weapons. Significant structural damage to the data center could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Our stock price may remain volatile.

     The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	acquisitions of new products or significant customers by us or our competitors;

•	developments with respect to our patents, copyrights or other proprietary rights of or our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and by other rapid dissemination means;

•	changes in management;

•	conditions and trends in the software industry;

•	announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry; and

•	general market conditions.

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

It may become increasingly expensive to obtain and maintain liability insurance at current levels.

     We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact the Company’s results of operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on our financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

The Company filed a current report on Form 8-K on August 13, 2002, reporting that on August 12, 2002, the Company delivered to the SEC the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the SEC’s June 27, 2002 order and the published Statement of the Commission Staff from July 29, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002

PEOPLESOFT, INC.

By:	/S/ KEVIN T. PARKER
Kevin T. Parker Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

     I, Craig A. Conway, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PeopleSoft, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/S/ CRAIG A. CONWAY
Craig A. Conway President and Chief Executive Officer

     I, Kevin T. Parker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PeopleSoft, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/S/ KEVIN T. PARKER
Kevin T. Parker Executive Vice President, Finance and Administration, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002