Form 10-K
period 2002-12-31
PEOPLESOFT INC
filed 2003-03-28
CIK 875570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20710

PeopleSoft, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0137069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4460 Hacienda Drive, Pleasanton, California 94588-8618

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (925) 225-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Preferred Share Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $4.6 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On March 25, 2003, the Registrant had 316,334,698 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders to be held May 27, 2003 are incorporated by reference in Part III of this Form 10-K Report.

PeopleSoft, the PeopleSoft logo and PeopleTools are registered trademarks of, and Pure Internet Architecture is a trademark of, PeopleSoft, Inc. Certain other company and product names may be trademarks of their respective owners. Copyright © 2003 PeopleSoft, Inc. All rights reserved.

PART I

Item 1.	Business

      This Business section and other parts of this Report contain forward-looking statements that are subject to risks and uncertainties. Words such as “anticipate,” “believe,” “estimate,” “forecast,” “intended,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft, Inc. are intended to identify such forward-looking statements. Forward-looking statements contained throughout this Annual Report include, but are not limited to, those identified with a footnote (1) symbol. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update the information contained in this Report.

General

      PeopleSoft, Inc. designs, develops, markets and supports a family of enterprise application software products for use throughout large and medium sized organizations worldwide. These organizations include corporations, educational institutions and national, state, provincial and local government agencies. We provide enterprise application software for customer relationship management, human capital management, financial management and supply chain management, along with a range of industry-specific products. Within each of our application suites, we offer embedded analytics and portal applications. In addition, PeopleSoft offers a suite of products for application integration and analytic capability, including portal applications, an integration broker and enterprise warehouse products. Our applications offer a high degree of flexibility, rapid implementation and scalability across multiple databases and operating systems. In addition to enterprise application software, we offer a variety of consulting and training services to our customers focused on implementing, optimizing and upgrading PeopleSoft software.

      Our strategy is to offer comprehensive applications that enable organizations to manage critical business processes and analyze and enhance their relationships with customers, suppliers, employees and partners.

      Incorporated in Delaware in 1987, we shipped our first software product, a human resources management system, in December 1988. In 1992, we introduced the first of a series of financial management software products, and in 1994, we introduced the first of a series of supply chain management products. Since that time, we have introduced several additions to our product lines, as well as industry specific software products for, among others, manufacturing, public sector financial management, public sector human resources management and student administration solutions for the higher education market.

      We began shipping our enterprise applications, built entirely on PeopleSoft Pure Internet ArchitectureTM, PeopleSoft 8, in September 2000; the first major suite of enterprise applications that enable organizations to create a real-time enterprise, connecting customers, suppliers, employees and partners. PeopleSoft 8 applications can be accessed anytime and from anywhere with a standard internet browser because they do not require software to be installed on the user’s personal computer. In June 2001, we launched our PeopleSoft 8 Customer Relationship Management solution (“PeopleSoft 8 CRM”), a comprehensive suite built on the Vantive product which was acquired in 1999.

Software Product Architecture

      Our product architecture is designed to provide the system performance required for intensive record keeping and high volume on-line transaction processing. Our applications are designed for ease of use and are compatible with personal productivity applications such as document processing and spreadsheets. Our software products are designed specifically for use with relational database management systems (“RDBMSs”), which offer power and functionality superior to flat files, hierarchical or other non-relational databases that are generally used with legacy software applications. Our software products are also scalable, permitting changes in network size, server platforms and other architectural components, and run on several RDBMSs and hardware platforms. We believe that the intuitive design of our software products reduces end-

user training requirements and allows for increased access to critical data not always readily available with legacy systems.

PeopleSoft Pure Internet Architecture

      The PeopleSoft 8 architecture is referred to as PeopleSoft Pure Internet Architecture. PeopleSoft software products rely on an application server to process application logic and the hyper-text markup language (“HTML”) that is used by the web browser to render the user interface. Data management functions are carried out by the database server. Additionally, integration with market leading lightweight directory access protocol (“LDAP”) provides common user definitions and security between our applications and other LDAP-compliant applications (e.g., email). Further integration capabilities are provided through the use of extensible markup language (“XML”) messaging over hyper-text transfer protocol (“HTTP”), as well as open application programming interfaces (“APIs”) accessible with technologies such as Java and COM.

      With the release of PeopleTools® 8.4, PeopleSoft Pure Internet ArchitectureTM can also run in a mobile or disconnected mode. Users, such as sales representatives or field service agents, can run certain PeopleSoft applications on laptops or PDA devices while disconnected from the network and synchronize their changes with the server when they re-connect to the network.

PeopleTools®

      Our products are primarily built on a proprietary set of integrated development and reporting tools known as PeopleTools®. PeopleTools include (i) development tools for use by business process and system analysts to rapidly design and deploy custom modifications; (ii) administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft applications; (iii) reporting and analysis tools for use by application users to easily access, summarize and analyze information; (iv) PeopleSoft Workflow for use by business process and system analysts and application users to automate business processes in a paperless environment; and (v) PeopleSoft enterprise application integration tools for use in communicating between applications built on PeopleTools and applications built with other tools. PeopleTools are used to build and modify data tables, design and customize user interface pages, modify user navigation, define security privileges of individual users and operator access to system objects, define and build workflow based processes, process online transactions and facilitate data importation from other systems into PeopleSoft applications.

Relational Database Management Systems

      By utilizing relational databases and designing the system from the ground up, we have been able to develop integrated software products with fully normalized data structures. A fully integrated system provides convenient access to shared data and reduces the need for redundant data entry. Through adherence to ANSI Structured Query Language (“SQL”), the industry standard data manipulation language for RDBMSs and other relational database standards, our software products are available in a range of environments. Our software products can be licensed for use with RDBMSs from the following vendors: IBM Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc. Not all software products or release versions of our software products are currently available on all of the above platforms, as we review the current status and customer demand for all platforms at the time of any major release of our software. Future or existing RDBMS products may or may not be architecturally compatible with our software product design.

Graphical User Interface

      Our PeopleSoft 8 products are designed to be accessed through the use of a web browser. The web browser interface leverages the user’s existing knowledge and helps to minimize training costs. We use standard internet protocols to integrate with desktop applications and display reports. Desktop integration with other common applications, such as Microsoft Excel, is achieved through the use of standard internet protocols. Web-based reporting is also a feature of PeopleSoft 8, allowing users to execute reports on a server and view the output directly in the web browser.

Application Security Architecture

      Our application software products incorporate extensive security features designed to protect certain sensitive data. Our security architecture utilizes the capabilities of our own applications, the operating system software, some of the security features contained in the RDBMS platforms on which the applications run, and certain third party security products such as LDAP directory servers.

Application Software Products

      Statement of Possible Future Direction: This document contains statements of possible future direction concerning potential functionality for our software products and technology. Functionality and software products will be available for license and shipment from PeopleSoft only if and when generally commercially available. The statements of possible future direction are for informational purposes only. We undertake no obligation to update this information, and we make no express or implied commitments or representations concerning the timing and content of any future functionality or releases.

      Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. In most cases, we license our software products solely for the customer’s internal operations. License fees for our software products are a function of the particular combination of PeopleSoft software products chosen and the number of employees for Human Capital Management software products, the number of enrolled students for Student Administration Solutions software products and revenues of the licensing entity for Financial Management Solutions, Supply Chain Management and Customer Relationship Management products.

Below is a brief description of certain of our software products commercially available as of December 31, 2002:

PeopleSoft Customer Relationship Management

      PeopleSoft Customer Relationship Management (“CRM”) is a suite of customer relationship management products that helps companies sell to, support, analyze and service customers through many channels of interaction including the internet, telephone call centers, email or directly through sales and service representatives. PeopleSoft Customer Relationship Management software allows a company to consolidate data from different applications, including legacy and back-office applications, helping companies to obtain a complete view of the customer and more effectively meet the customer’s needs.

PeopleSoft Financial Management Solutions

      PeopleSoft Financial Management Solutions (“FMS”) helps capture and administer financial data quickly and accurately across the enterprise. PeopleSoft FMS is designed to help companies increase visibility of financial data and business metrics, control expenditures and improve decision making. Our FMS applications support various integrated business processes such as financial reporting, budgeting, employee expense management and asset lifecycles. Consistent with an organization’s practices and policies, PeopleSoft FMS applications can assist in fulfilling both internal and external reporting requirements.

PeopleSoft Enterprise Service Automation

      PeopleSoft Enterprise Service Automation (“ESA”) is designed to enable companies to manage the procurement and utilization of external resources and to assist with internal project management in the areas of resource matching, portfolio management and project cost analysis. By combining all project data into a single repository, users can more readily gain access to critical information. PeopleSoft project management helps identify and capture project costs, from initial estimates through actual results; manage resources associated with each job even in multiple sites, countries and languages; track materials, labor and overhead;

calculate financial indicators related to billing, sales, earnings, interest, performance and completed projects; and view up-to-the-minute project status.

PeopleSoft Human Capital Management

      PeopleSoft Human Capital Management (“HCM”) helps organizations to more effectively manage, optimize and leverage the workforce to drive a higher level of business performance. Our modular, global solution enables organizations to manage positions and compensation; recruit, hire and train employees; promote, allocate and retire personnel; and comply with local and international regulatory requirements.

PeopleSoft Supply Chain Management

      PeopleSoft Supply Chain Management (“SCM”) helps organizations in three main categories: Supplier Relationship Management (“SRM”), Customer Fulfillment Management and Supply Chain Planning. Our suite of SRM applications helps our customers work collaboratively with their suppliers of goods and services to control all categories of spending. PeopleSoft Customer Fulfillment Management enables users to capture, maintain and share product and distribution information across the enterprise. This application set helps users place accurate orders, provide reliable promise dates, create flexible product configurations and submit timely and accurate invoices. PeopleSoft Supply Chain Planning helps customers meet their demand for on-time and accurate delivery of products. This product suite allows users to better analyze available information to forecast demand, schedule production and distribution of finished products and share real-time planning information with suppliers and customers.

PeopleSoft Enterprise Performance Management

      PeopleSoft Enterprise Performance Management (“EPM”) enables companies to better analyze business processes and how they influence results. PeopleSoft EPM features a data warehouse optimized for analytic applications, robust analytic applications specific to different functional areas and industries, and performance workbenches and measurement tools. PeopleSoft EPM applications are an integrated part of all our product lines, including Customer Relationship Management, Human Capital Management, Financial Management Solutions and Supply Chain Management.

PeopleSoft AppConnect Solutions

      PeopleSoft AppConnect is a product suite of pre-integrated portal, integration and warehouse solutions that reduce the complexities of integrating multi-vendor applications at the people, process and data levels. All three components of this suite operate together to leverage our Pure Internet Architecture to connect an organization’s business operations in real time.

PeopleSoft Student Administration Solutions

      PeopleSoft Student Administration Solutions offers a suite of integrated applications that automates and improves administrative processes for institutions of higher education. It addresses critical aspects of student administration, from recruitment and admissions to fund-raising and grant writing.

Services

      We believe that a high level of customer service is required to be successful in the enterprise software marketplace. We also believe that the opportunity exists to differentiate ourselves from competitors by delivering superior service that meets the demanding service requirements of this market segment. Our service revenues consist primarily of software maintenance and support fees, consulting fees and customer training fees.

Maintenance and Support

      PeopleSoft Customer Services provides our customers with around-the-clock mission critical support, web-based self-service problem resolution tools, comprehensive product and technical expertise, and the rights to future software upgrades and enhancements, regulatory and statutory updates and technical fixes.

      At the time a customer licenses our software, the customer is offered to purchase the first year of maintenance, which can be renewed on an annual basis. We offer three tiers of maintenance based upon the customer’s business requirements. They are Standard Customer Support, Premium Customer Support and Platinum Customer Support.

      As long as the customers continue to subscribe to maintenance, they are entitled to receive software product upgrades, tax and regulatory updates, access to account services, web-based self-service and product and technical support. Our policy is to generally continue to support a product for four years after it is made commercially available. The following is a summary of the various services offered to our maintenance customers:

      Global Support Center — Our Global Support Center provides application and around-the-clock technical support via phone, email and the web in eight languages from twelve worldwide offices. The Global Support Center is ISO 9001:2001 certified.

      Customer Care Center — Our Customer Care Center is staffed with a pool of customer service professionals that is available through 800 number access or the web to provide support on specific business issues. These service professionals are focused on resolving customer issues including customer software and service orders, giving guidance on using our self-service support tools, and locating product and technical information. Through our Customer Launch program, PeopleSoft Customer Care provides an on-line guide to important information for new customers.

      Customer Connection — Customer Connection is a secure customer extranet providing our maintenance customers immediate access to a rich technical knowledge base of product and technical solutions, the latest PeopleSoft information and news, training opportunities and online education and consulting and customer service options. It also offers product and technology updates from development experts and on-line networking opportunities with user groups and other PeopleSoft customers. My Customer Connection is a personalized portal within Customer Connection that allows customers to customize their home page using pagelets — small windows of content — that are updated with the products and services they use and access most.

      PeopleSoft Advisor — PeopleSoft Advisor provides expert advice on product, technology and service topics via regularly scheduled webcasts and seminars. Programs are recorded and posted online for customers who were unable to attend or would like to review the program’s content at a later date.

      Plugged-In — PeopleSoft Plugged-In is our series of email newsletters that deliver the latest PeopleSoft product, event and service news directly to our customers.

      User Groups — PeopleSoft customers are invited to take advantage of a network of regional, special and industry user groups worldwide. Additionally, customers receive invitations to PeopleSoft conferences and events, access to discussion groups and the Customer-to-Customer Networking newsletter.

PeopleSoft Global Services

      PeopleSoft Global Services, comprised of PeopleSoft Consulting and PeopleSoft Education, provides worldwide services focused on implementing, optimizing and upgrading PeopleSoft software.

      PeopleSoft Consulting — PeopleSoft Consulting helps customers around the world implement, optimize and upgrade PeopleSoft products to improve business performance. PeopleSoft Consulting works to accelerate timelines and obtain the most functionality from PeopleSoft software. Our implementation services are tailored to specific business needs and provide global infrastructure and expertise. We frequently work closely with third party consulting and systems integration firms such as Accenture, Bearing Point, Inc., Cap Gemini

Ernst & Young Group, Deloitte Consulting and IBM Corporation to provide customers with a full range of re-engineering, customization and project management services.

      PeopleSoft Education — PeopleSoft Education provides PeopleSoft-related training through role-based courses offered to executives, project managers, end users and third party consultants. Our on-line course offerings give customers the opportunity to increase productivity and competence. We offer project team training classes, end-user training classes, an end-user training kit and course development and delivery services.

PeopleSoft eCenter

      PeopleSoft eCenter is our solution for deploying, hosting and managing PeopleSoft pure internet enterprise applications. Through eCenter we offer an end-to-end scalable and affordable hosting solution. eCenter’s customer base consists of mid-sized and well-known Fortune 1000 companies. We have an agreement with Hewlett-Packard Company (“HP”), which provides eCenter services to our global customers.

Sales and Marketing

      We market and sell our software products in most major world markets through a direct sales organization. The domestic direct sales organization is based in over 25 field sales offices located in major metropolitan areas throughout the United States. International sales activities are conducted out of our offices located near major concentrations of users in Europe, Japan, Asia-Pacific, Latin America and other parts of the world.

      The sales cycle varies substantially from customer to customer; historically requiring three to twelve months to complete. Normally the process includes the generation of a sales lead, or the receipt of a request for proposal from a prospective customer, qualification of the lead, analysis of the customer’s needs, submission of a proposal, one or more presentations to the customer, customer internal sign-off activities and contract negotiation and finalization. In support of our sales efforts, we conduct comprehensive marketing programs, which include telemarketing, direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs.

      Our customers and potential customers often rely on third party systems integrators to develop, deploy and manage their enterprise applications. Our marketing strategy includes building and maintaining strong working relationships with businesses we believe play an important role in the success of our software products. These include:

(i)	RDBMS software vendors (such as Microsoft Corporation, Oracle Corporation, IBM Corporation and Sybase, Inc);

(ii)	hardware vendors (such as Hewlett-Packard Company, IBM Corporation and Sun Microsystems, Inc.); and

(iii)	technology consulting firms and systems integrators (such as Accenture, Bearing Point, Inc., Cap Gemini Ernst & Young Group, Deloitte Consulting and IBM Corporation), some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise our principal customer base.

      We have conducted several joint marketing and sales programs with these vendors and other technology and software partners, including seminars, direct mail campaigns and trade show appearances. Most of these companies have significantly greater financial and marketing resources than we have and may start, or in some cases, increase marketing business application software in competition with us. They might also discontinue their relationships with, or support of, PeopleSoft software products.(1)

      (1) Forward-Looking Statement

Competition

      The market for application software continues to be intensely competitive. We compete with a variety of large enterprise application software vendors in markets including customer relationship management, human capital management, financial management and supply chain management. In addition to these competitors, we continue to see niche software vendors in various market segments such as enterprise portals, enterprise service automation and eProcurement.

      Our primary competitors in the enterprise application software market continue to be SAP and Oracle Corporation. Siebel Systems remains our primary competitor in the customer relationship management space.

      We must continue to differentiate ourselves from the rest of the market by capitalizing on our architectural advantage and providing functionally superior products and quality customer service.

Software Product Development

      Our research and development staff consisted of 2,379 and 2,214 employees as of December 31, 2002 and 2001. Our total product development expense was $341.2 million in 2002, $299.0 million in 2001 and $320.5 million in 2000.

      As noted above, we have made substantial investments in research and software product development. We believe that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings is essential to maintain our competitive position in the market. The application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. We believe that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, our development organization is comprised of small, focused development groups assigned to each of the software products within our various software product areas. In addition, from time to time, we enter into development agreements with third parties.

      Our current focus in application development is to continue to extend our software offerings by delivering enhanced functionality and to further develop new applications in our integrated application suites: Human Capital Management, Financial Management Solutions, Customer Relationship Management and Supply Chain Management.(1)

Intellectual Property and Proprietary Rights

      We regard certain aspects of our operations, products and documentation as proprietary. We rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. Furthermore, in certain foreign countries, effective copyright and trade secret protection may be unavailable or the laws of these other jurisdictions may not protect our products and intellectual property rights to the same extent as the laws of the United States. Failure to obtain and/or maintain appropriate patent, copyright or trade secret protection either in the U.S. or in certain foreign countries, for any reason, may have a material adverse effect on our business, operating results and financial condition.

      We currently hold U.S. patents on some of the technologies included in our products and we intend to continue to file patent applications in the future.(1) We believe that, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are key to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

      (1) Forward-Looking Statement

      The source code for PeopleSoft software products is protected both as a trade secret and as a copyrighted work. Many of our customers are beneficiaries of a source code escrow account arrangement which enables the customer to acquire a contingent future limited right to use our source code solely for the customer’s internal use. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

      We believe that our products, trademarks or other proprietary rights do not infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion will not require us to enter into royalty arrangements or result in costly and time-consuming litigation.

Personnel

      As of December 31, 2002, we employed 8,293 people, including 3,481 in services, 1,564 in sales and marketing, 2,379 in research and development and 869 in administration. There were 6,033 employees located in the United States. None of our employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of our international employees are covered by the customary employment contracts and agreements of the countries in which they are employed.

Executive Officers of the Registrant:

Name	Age	Position

Craig A. Conway	48	President and Chief Executive Officer, Director
Kevin T. Parker	43	Executive Vice President, Finance and Administration, Chief Financial Officer
Nanci Caldwell	45	Executive Vice President, Chief Marketing Officer
Guy Dubois	48	Executive Vice President, International
Michael Gregoire	37	Executive Vice President, PeopleSoft Global Services(a)
Ram Gupta	40	Executive Vice President, Products and Technology
Phil Wilmington	44	Executive Vice President, Americas
Anne S. Jordan	51	Senior Vice President, General Counsel and Secretary

(a)	Mr. Gregoire was promoted to Executive Vice President in January 2003

      Mr. Craig A. Conway joined PeopleSoft in 1999 as President and Chief Operating Officer and was promoted to Chief Executive Officer later that year. He oversees our business operations including sales, marketing, professional services, customer support, development, finance and administration. From 1996 to 1999, Mr. Conway was President and Chief Executive Officer for OneTouch Systems, a leader in the field of interactive broadcast networks. From 1993 to 1996, Mr. Conway served as President and Chief Executive Officer for TGV Software, Inc., an early developer of IP network protocols and applications for corporate intranets and the internet. Mr. Conway also spent eight years at Oracle Corporation as Executive Vice President in a variety of roles including marketing, sales and operations. Mr. Conway graduated from State University of New York with a degree in Computer Science and Mathematics.

      Mr. Kevin T. Parker joined PeopleSoft in 2000 as Senior Vice President and Chief Financial Officer. In January 2002, Mr. Parker was promoted to Executive Vice President of Finance and Administration, Chief Financial Officer. Prior to joining PeopleSoft, Mr. Parker served as Senior Vice President and Chief Financial Officer from 1999 to 2000 for Aspect Communications Corporation, a customer relationship management software company. From 1996 to 1999, Mr. Parker was Senior Vice President of Finance and Administration at Fujitsu Computer Products of America. Previous posts include Chief Financial Officer, Controller and other financial management positions at Standard Microsystems, O’Neil Data Systems, Toshiba America Information Systems, CalComp and Price Waterhouse. Mr. Parker attended Clarkson University where he received a bachelor’s degree in Accounting.

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

      Mr. Guy Dubois joined PeopleSoft in 1999. Prior to being promoted to Executive Vice President, International, in January 2000, Mr. Dubois served as Executive Vice President and General Manager, International of The Vantive Corporation. From 1995 to 1999, Mr. Dubois was Vice President and General Manager of the Europe, Middle East, Africa operations of Sybase Inc. From 1994 to 1995, Mr. Dubois was Vice President of Southern Europe at Sybase. Prior to that, he was Deputy Managing Director of Digital Equipment Corporation France. Mr. Dubois attended Lille University in France where he received a master of sciences and technology degree and an engineer degree.

      Mr. Michael Gregoire joined PeopleSoft in 2000 as Senior Vice President, PeopleSoft Consulting, North America. In January 2003, he was promoted to Executive Vice President, PeopleSoft Global Services, and is in charge of all of PeopleSoft’s professional services and training. Prior to his employment at PeopleSoft, Mr. Gregoire spent 13 years at Electronic Data Systems Corporation, where he held a variety of management positions, most recently Managing Director of Services for the Global Financial Markets Group. Mr. Gregoire has a Bachelor of Science degree in physics and computing from Wilfred Laurier University in Ontario, Canada, and an MBA from California Coast University. He is a graduate of the Thunderbird American School for International Business, International Executive Program. Mr. Gregoire serves on the Board of Directors of the Association of Management Consulting Firms (“AMCF”) in New York City.

      Mr. Ram Gupta joined PeopleSoft in 2000 as Executive Vice President of Products and Technology. Prior to joining PeopleSoft, he was Senior Vice President and General Manager for Healtheon*WebMD Corporation, from 1997 to 2000. Before working at Healtheon*WebMD Corporation, Mr. Gupta was the director of the Multimedia Networking Group at Silicon Graphics, from 1994 to 1997. Before that he worked in various management roles at IBM and Philips. Mr. Gupta received a master’s degree in computer science from the University of Massachusetts.

      Mr. Phil Wilmington joined PeopleSoft in 1992. Before being promoted to his current position as Executive Vice President, Americas, Mr. Wilmington held various positions including President of the Services Division, Vice President of Emerging Markets, General Manager of the Financial Services business unit, and General Manager of the Midwest Region. Prior to joining PeopleSoft, Mr. Wilmington served as Executive Vice President of Field Operations at Trinet, Inc. and as Vice President of Sales and Operations at Tesseract Corporation. Mr. Wilmington received a bachelor’s degree in Marketing and Business Administration from Bradley University.

      Ms. Anne S. Jordan joined PeopleSoft in 1999 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining PeopleSoft, Ms. Jordan was Vice President, Administration and General Counsel for Sega of America, Inc., from 1994 to 1999. Prior to 1994, she was a partner in Carr & Ferrell and held positions as Vice President and General Counsel for Worlds of Wonder, Inc., Assistant General Counsel for Dole Foods, Inc., and corporate counsel for Beatrice Companies, Inc. and Gould Inc. Ms. Jordan received a bachelor’s degree from Northwestern University and a J.D. from DePaul University.

Financial Information About Segments

      For financial information about reportable segments, see Note 15 “Segment and Geographic Areas,” in Item 8 “Financial Statements and Supplementary Data” and “Revenues by Segment,” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

      We make available, free of charge, on our website (www.peoplesoft.com/go/investor) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.

Item 2.	Properties

Facilities

      We lease approximately 2,300,000 square feet of office space, of which approximately 78% is in the U.S. We occupy or sublease 93% of the 2,300,000 square feet of our leased office space.

      Our headquarters are located in Pleasanton, California and consist of approximately 1,045,000 square feet of office facilities used for development, technical support, sales, marketing, customer service and administration. Additional domestic facilities include offices located in Santa Clara, Davis, Irvine, Livermore, Sunnyvale and Encino, California; Chicago, Illinois; Washington, D.C.; Englewood, Colorado; Cincinnati and Columbus, Ohio; Tulsa, Oklahoma; Seattle, Washington; American Fork, Utah; Milwaukee, Wisconsin; Atlanta, Georgia; Teaneck, New Jersey; Bethesda, Maryland; Dallas and Austin, Texas; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Coral Gables, Florida; Manchester, New Hampshire; St. Louis, Missouri and Phoenix, Arizona, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located abroad and used primarily for sales, marketing, customer support and administrative functions include facilities located in Toronto, Vancouver and Montreal, Canada; Reading, England; Madrid, Spain; Milan, Italy; Paris, France; Munich, Germany; Amsterdam, The Netherlands; Zurich, Switzerland; Brussels, Belgium; Hong Kong; Singapore; Sydney and Melbourne, Australia; Tokyo, Japan; Mexico City, Mexico; São Paulo, Brazil and Buenos Aires, Argentina.

      Our facilities are suitable for their respective uses and, in general, are adequate to support our current and anticipated volume of business. We believe that suitable additional space will be available to accommodate expansion of our operations.

      The following information relates to our office facilities in Pleasanton, California:

      In December 1996, we entered into a synthetic lease for a new office facility in Pleasanton, California. This synthetic lease is structured as an operating lease with rental payments commencing upon the completion of the construction, which occurred during the fourth quarter of 1998, and runs for 5 years from that date. The cost for the construction of the facility totaled $70.0 million including interest during the construction period. The rental payments equal the amount of interest which accrues on amounts funded prior to the commencement of the lease payments. The interest rate charged was LIBOR plus 0.625% as measured on the date of each funding rollover. We began accruing interest concurrent with the lessor’s first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $4.5 million as of the end of the construction phase, was added to the construction cost. In 1998, we negotiated an amendment to this lease that extended the term of the lease until February 2003, with an option to renew for an additional three years, subject to certain conditions, or purchase the facility for $70.0 million. If at the end of the lease term we do not purchase the property, we have guaranteed a residual value to the lessor equal to 85% of the lessor’s cost of the facility. As such, the maximum potential loss exposure related to this guarantee is $59.5 million. Under this lease, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends and are subject to various other restrictions. As of December 31, 2002, we were in compliance with all covenants. As described in “Subsequent Event,” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on February 27, 2003, the Company exercised its $70.0 million option to purchase the office facility under this lease agreement.

      In September 1998, we purchased two parcels of land in Pleasanton, California for $50.0 million and entered into a five-year synthetic lease agreement for facilities to be constructed on one of the parcels. This synthetic lease was structured as an operating lease with rental payments due upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled $105.0 million including interest costs during the construction period, which were added to the balance rather than paid. The rental payments equal the amount of interest accruing on the obligation. The interest rate is a LIBOR based floating rate, which resets on a 1, 2, 3 or 6-month interval at our election. We have an option to renew the lease for an additional five years, subject to certain conditions or purchase the facility for $105.0 million. If at the end of the lease term we do not purchase the property, we have guaranteed a residual value to the lessor equal to 85% of the lessor’s cost of the facility. As such, the maximum potential loss exposure related to this guarantee is $89.3 million. Under this lease, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends and are subject to various other restrictions. As of December 31, 2002, we were in compliance with all covenants.

      In September 1998, we entered into agreements to sell and simultaneously lease back a substantial portion of the space related to the office buildings and corresponding land that we owned in Pleasanton, California. The sales price of approximately $50.0 million resulted in a gain of approximately $24.4 million, which is being amortized over the lease period. The original lease term was 10 years with options to terminate up to 50% of the space after the initial four years of the lease term and the remaining 50% at any time following the fifth year of the lease term. Alternatively, we could have extended the term of the lease in five-year increments up to 20 years. In the third quarter of 2001, we exercised our option to terminate approximately 50% of the leased space, effective September 2002. In the third quarter of 2002, we exercised our second option to terminate all our remaining lease space, effective September 2003, due to our decision to construct a new office building, which is discussed below. Termination fees of $2.8 million have been accrued over the initial term of the lease agreement.

      In May 2002, we began construction of a 180,000 square foot office building on 20 acres of land that we own adjacent to our existing corporate headquarters in Pleasanton, California. We anticipate that the building will cost approximately $45.0 million and will be completed in the third quarter of 2003.(1)

Item 3.	Legal Proceedings

      PeopleSoft is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on our financial position, results of the operations and cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

      (1) Forward-Looking Statement

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Our common stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol PSFT. The following table lists the high and low closing prices for the PeopleSoft Common Stock as reported on the Nasdaq for the last two years.

	High	Low

Fourth quarter of 2002	$21.03	$12.07
Third quarter of 2002	$21.30	$12.37
Second quarter of 2002	$37.37	$14.77
First quarter of 2002	$41.34	$27.89
Fourth quarter of 2001	$42.55	$17.67
Third quarter of 2001	$47.76	$17.96
Second quarter of 2001	$49.23	$21.56
First quarter of 2001	$52.88	$19.00

We have never paid cash dividends on our common stock. In addition, certain lease agreements for our Pleasanton, California corporate headquarters facilities prohibit the payment of cash dividends without the lessor’s consent.

      (b) As of March 25, 2003, the approximate number of stockholders of record was 2,426.

Other Information

      Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving PeopleSoft more difficult, even if such events would be beneficial to the interests of the stockholders. In addition, we have 2,000,000 shares of authorized preferred stock which we may issue in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.

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

Item 6.	Selected Financial Data

	Years Ended December 31,(a)(d)

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Revenues:
License fees	$530,077	$645,421	$496,115	$339,676	$664,277
Services(c)	1,411,341	1,370,953	1,153,993	1,105,710	840,426
Development and other services	7,530	102,713	122,279	27,632	—

Total revenues	$1,948,948	$2,119,087	$1,772,387	$1,473,018	$1,504,703

Operating income (loss)	$252,636	$251,972	$71,232	$(238,573)	$221,064

Net income (loss)	$182,589	$191,554	$145,691	$(177,765)	$139,938

Diluted earnings (loss) per share(b)	$0.57	$0.59	$0.48	$(0.67)	$0.50

Shares used in diluted per share computation(b)	320,310	323,625	302,916	263,914	281,059

Total assets	$2,848,563	$2,589,121	$2,024,393	$1,696,568	1,623,525

Long-term obligations	$21,486	$17,659	$82,623	$69,078	$69,299

NOTES:

(a)	Historical results of operations are not necessarily indicative of future results. Refer to “Factors That May Affect Our Future Results or The Market Price of Our Stock” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that may impact future results.

(b)	All prior period amounts have been restated to reflect the merger with The Vantive Corporation in December 1999, which was accounted for using the pooling of interests method of accounting.

(c)	All prior period amounts for Services revenue have been restated to reflect the adoption of Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes.

(d)	No cash dividends have been declared or paid in any period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business that are subject to risks and uncertainties. Words such as “anticipate,” “believe,” “estimate,” “forecast,” “intended,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft are intended to identify such forward-looking statements. Forward-looking statements contained throughout this Report include, but are not limited to, those identified with a footnote (1) symbol. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” We undertake no obligation to update the information contained in this Item 7 or elsewhere in this Report.

RESULTS OF OPERATIONS

      The following table indicates the percentage of total revenues and the percentage of period over period growth represented by line items in our consolidated statements of operations:

	Years Ended December 31,

	Percentage of Dollar		Percentage of Total
	Change Year Over Year		Revenues

	2002/2001	2001/2000	2002	2001	2000

Revenues:
License fees	(18)%	30%	27%	30%	28%
Services	3	19	72	65	65
Development and other services	(93)	(16)	1	5	7

Total revenues	(8)	20	100	100	100
Costs and expenses:
Cost of license fees	(26)	58	2	3	2
Cost of services	(11)	16	34	35	36
Cost of development and other services	(93)	(16)	—	5	6
Sales and marketing expense	—	15	26	24	26
Product development expense	14	(7)	18	14	18
General and administrative expense	(25)	44	6	7	6
Product exit charges	—	NM	—	—	2
Restructuring, acquisition and other charges	NM	NM	1	—	—

Total costs and expenses	(9)	10	87	88	96

Operating income	—	254	13	12	4
Other income, net	(19)	(77)	1	2	9
Provision for income taxes	3	7	5	5	5

Net income	(5)	31	9%	9%	8%

Diluted income per share	(3)%	23%

NM — Not meaningful

      Net income decreased $9.0 million or 5% to $182.6 million in 2002 as compared to $191.6 million in 2001 and increased $45.9 million or 31% to $191.6 million in 2001 as compared to $145.7 million in 2000. Diluted income per share decreased to $0.57 in 2002 compared to $0.59 in 2001 and increased in 2001 from $0.48 in 2000.

      The results of operations for the year ended December 31, 2002, included the following items (after tax): (i) $1.7 million charge for in-process research and development related to the Annuncio Software, Inc. business combination; (ii) $8.7 million charge for in-process research and development related to the acquisition of Momentum Business Applications, Inc.; and (iii) $0.7 million favorable adjustment to reduce existing restructuring reserves to reflect current estimates.

      The results of operations for the year ended December 31, 2001, included the following items (after tax): (i) $4.9 million favorable adjustment to reduce existing restructuring reserves to reflect current estimates; (ii) $1.2 million charge for in-process research and development related to the acquisition of SkillsVillage, Inc. and (iii) $1.9 million charge for in-process research and development related to the acquisition of assets which was otherwise insignificant to us.

      The results of operations for the year ended December 31, 2000, included the following items (after tax): (i) $79.7 million gain from the sale of equity securities; (ii) $28.6 million charge related to product exit charges; and (iii) $2.8 million favorable adjustment to reduce existing restructuring reserves.

Revenues

      Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees decreased by 18% to $530.1 million in 2002 from $645.4 million in 2001 and increased by 30% in 2001 from $496.1 million in 2000. The decrease in revenue from license fees in 2002 was primarily due to a global economic downturn during 2002. The increase in revenue from license fees in 2001 resulted primarily from increased licensing activity following the general availability of PeopleSoft 8 applications in 2000. We began shipping our first pure internet application suite, PeopleSoft 8, in September 2000 and began shipping PeopleSoft 8 CRM in June 2001.

      Our services revenue consists of software maintenance fees, consulting fees, customer training fees and other miscellaneous fees. Revenue from services increased by 3% to $1,411.3 million in 2002 from $1,371.0 million in 2001 and increased by 19% in 2001 from $1,154.0 million in 2000. The increase in services revenue in 2002 was primarily attributable to an increase in maintenance revenue of $105.4 million, partially offset by decreases in consulting revenue of $57.0 million and training revenue of $8.1 million. The increase in maintenance revenue is primarily attributable to the growth of our installed base of software applications, arising from sales to both new and existing customers. The decrease in consulting and training revenue is primarily attributable to the global economic downturn. The increase in services revenue in 2001 was primarily attributable to an increase in maintenance revenue of $95.3 million, consulting revenue of $111.0 million and training revenue of $10.7 million. The increase in maintenance revenue was primarily attributable to the growth of our installed base of software applications, arising from sales to both new and existing customers. The increase in consulting and training revenue was primarily attributable to the increased license contracting activity following the general availability of PeopleSoft 8 in 2000. Reductions or slowdowns in our license activity during a given quarter may adversely impact our future services revenue, since these revenues typically follow license activity. Our ability to maintain or increase services revenue in the future depends primarily on our ability to increase our installed customer base, resubscribe existing customers to maintenance agreements, and to maintain or increase our current levels of our professional services business.

      Revenue from development and other services decreased by 93% to $7.5 million in 2002 from $102.7 million in 2001 and decreased 16% in 2001 from $122.3 million in 2000. Cost of development and other services decreased by 93% to $6.8 million in 2002 from $93.1 million in 2001 and decreased 16% in 2001 from $111.1 million in 2000. Revenue from development and other services and the related cost of development and other services decreased in 2002, as Momentum Business Applications, Inc. (“Momentum”) exhausted its development funding. The decreases in 2001 are due to a lower amount of active development projects as compared to 2000 as well as reduced funding available for development projects. On April 9, 2002, we closed a transaction to purchase all the outstanding Class A Common Stock of Momentum. Refer to “Business

Combinations” for further discussion. In the future, the Company does not expect to have any further “Development and other services” revenues.(1)

Revenues by Segment

      At December 31, 2002, we were organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions. Revenues from external customers were (in thousands):

	Years Ended December 31,

	2002	2001	2000

North America	$1,476,527	$1,522,138	$1,261,154
International	464,891	494,236	388,954

Segment revenues	1,941,418	2,016,374	1,650,108
Other	7,530	102,713	122,279

Total revenues	$1,948,948	$2,119,087	$1,772,387

      Total revenues from the North America segment decreased by 3% to $1,476.5 million in 2002 from $1,522.1 million in 2001 and increased by 21% in 2001 from $1,261.2 million in 2000. As a percentage of total segment revenues, revenues from the North America segment were 76% in 2002, 75% in 2001 and 76% in 2000. The dollar decrease in revenues from 2001 to 2002 from the North America segment is primarily due to the global economic downturn in 2002. The dollar increase in revenues from 2000 to 2001 from the North America segment is primarily attributable to the sales of additional PeopleSoft applications to our existing installed base and revenues related to new customers licensing software and contracting for services.

      Total revenues from the International segment decreased by 6% to $464.9 million in 2002 from $494.2 million in 2001 and increased 27% in 2001 from $389.0 million in 2000. As a percentage of total segment revenues, revenues from the International segment were 24% in 2002, 25% in 2001 and 24% in 2000. The dollar decrease in revenues from 2001 to 2002 from the International segment is primarily due to the global economic downturn in 2002. The dollar increase in revenues from 2000 to 2001 from the International segment resulted primarily from increased sales attributable to increased globalization of our applications and increased focus on our international operations.

      Revenues from the Europe/ Middle-East/ Africa region represented 14% of total revenues in 2002 and 13% of total revenues in 2001 and 2000. No other international region had revenues equal to or greater than 10% of total revenues in 2002, 2001 or 2000. Revenues attributable to the U.S. were $1,378.4 million in 2002, $1,536.0 million in 2001 and $1,314.3 million in 2000. Revenues originated in each individual foreign country were less than 5% of total revenues during 2002, 2001 and 2000, with the exception of Canada in 2002. Canada had revenues which comprised 5% of total revenues in 2002. “Development and other services” revenue is not considered segment revenue and as such is designated as “Other” for segment disclosure purposes.

Costs and Expenses

      Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party products and technology. Cost of license fees consists principally of royalties, license fees for certain third party software products, amortization of capitalized software costs and product warranty costs. Cost of license fees decreased to $45.1 million in 2002 from $61.3 million in 2001 and increased in 2001 from $38.9 million in 2000. The decrease in cost of license fees in 2002 is primarily a result of a $13.7 million decrease in third party royalty expense resulting from decreased license fee revenue on which such royalties are calculated and an $8.7 million decrease in product warranty costs resulting from a decline in the number of warranty claims. These decreases are partially offset by a $9.7 million increase in

      (1) Forward-Looking Statement

amortization related to software obtained through acquisitions. The increase in the cost of license fees in 2001 is primarily a result of a $11.7 million increase in third party royalty expense resulting from increased license fee revenue and a $10.2 million increase in product warranty costs.

      Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing consulting services, post-installation support and training. Cost of services decreased to $661.1 million in 2002 from $744.2 million in 2001 and increased in 2001 from $642.2 million in 2000, representing 47%, 54% and 56% of services revenue in those years. The decrease in cost of services in 2002 is primarily due to a $39.4 million decrease in employee compensation and benefit costs related to decreased incentive compensation expense and headcount reductions, a $12.4 million expense decrease related to the reduction in the utilization of outside consultants, and a $10.7 million decrease in service warranty costs resulting from a decline in the number of warranty claims, as well as general expense reductions associated with improved cost management in the consulting organization. The increase in cost of services in 2001 is primarily the result of an increase in the average headcount, as compared to 2000, which was required to support the growth in the installed customer base. If the demand for services from new and existing customers for installation, consulting, maintenance and training services increases over the next several quarters, we anticipate that our cost of services may increase.(1)

      Sales and marketing expense was $514.8 million in 2002, $513.9 million in 2001 and $448.0 million in 2000, representing 26%, 24% and 26% of total revenues in those years. The increase in sales and marketing expense in 2002 is primarily attributable to a $30.2 million increase in salaries due to sales and marketing headcount increases and a $6.4 million increase in travel expense consistent with the increase in headcount, partially offset by a $21.9 million decrease in sales commissions related to decreased license fee revenue and a $14.3 million decrease in marketing programs and advertising. The increase in sales and marketing expense in 2001 is primarily attributable to costs associated with the growth in the sales force and increased marketing campaigns. Sales and marketing expense may increase in future periods as we increase our sales force and marketing and advertising expenses to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.(1)

      Product development expense consists of costs primarily related to our software developers and the associated infrastructure costs required to fund product development initiatives. Product development expense was $341.2 million in 2002, $299.0 million in 2001 and $320.5 million in 2000, representing 18%, 14% and 18% of total revenues in those years. The increase in product development expense in 2002 is related to the decrease in development costs billed to Momentum as developers were redeployed to work on internal development initiatives. The decrease in product development expense in 2001 is primarily attributable to fewer outside contractors being used for development initiatives as a result of the completion of PeopleSoft 8 in 2000. In 2000, we capitalized product development costs of $4.2 million. We did not capitalize any development costs in 2002 or 2001, other than product development costs acquired through business combinations or purchased from third parties. Our current focus is to continue to extend our software offerings by delivering enhanced functionality and further develop new applications in our integrated application suites: Human Capital Management, Financial Management Solutions, Customer Relationship Management and Supply Chain Management.(1)

      General and administrative expense was $117.1 million in 2002, $155.6 million in 2001 and $108.1 million in 2000, representing 6%, 7% and 6% of total revenues in those years. The decrease in general and administrative expense in 2002 is primarily attributable to a $12.4 million decrease in the amortization of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002, a $10.5 million decrease in non-product related litigation expense, a $9.5 million decrease in telecommunications costs, a $4.7 million decrease in bad debt expense associated with process improvements related to our accounts receivable collections and general expense reductions associated with improved cost management. The increase in general and administrative expense in 2001 is partially due to a 16% increase in average administrative headcount from 2000 and

      (1) Forward-Looking Statement

commensurate increases in employee compensation and benefit costs and general and administrative infrastructure investments made during the year. Furthermore, we recorded an additional $5.9 million in non-product related litigation expense and an additional $12.4 million in our provision for doubtful accounts during 2001.

Product Exit Charges

      We did not record any product exit charges in 2002 or 2001. During the third quarter of 2000, we recorded product exit charges in the amount of $35.9 million related to the impairment and write-off of the unamortized cost of capitalized software, customer list and goodwill related to two products acquired as part of the Intrepid Systems, Inc. and TriMark Technologies, Inc. business combinations.

Restructuring, Acquisition and Other Charges

      The following table sets forth the components of “Restructuring, acquisition and other charges” (in thousands):

	Years Ended December 31,

	2002	2001	2000

Restructuring reserves adjustments	$(1,113)	$(5,064)	$(3,537)
Acquired in-process research and development	11,479	4,900	—
Other	(91)	176	—

Restructuring, acquisition and other charges	$10,275	$12	$(3,537)

      Restructuring reserves adjustments of $1.1 million, $5.1 million and $3.5 million in 2002, 2001 and 2000 consist of favorable adjustments to existing restructuring reserves to reflect then current estimates. Acquired in-process research and development charges of $11.5 million in 2002 are attributable to a $2.8 million charge related to the Annuncio Software, Inc. business combination and a $8.7 million charge related to the acquisition of Momentum Business Applications, Inc. Acquired in-process research and development charges of $4.9 million in 2001 are attributable to a $3.0 million charge related to an acquisition which was otherwise insignificant to PeopleSoft and a $1.9 million charge related to the acquisition of SkillsVillage, Inc. For additional discussion of the acquired in-process research and development charges see “Business Combinations.” In the future, if we consummate business combinations and technology purchases, we may incur additional in-process research and development charges which may impact our results of operations.(1)

Other Income, Net

      The following table sets forth the components of “Other income, net” (in thousands):

	Years Ended December 31,

	2002	2001	2000

Interest income	$33,110	$42,730	$42,218
Interest expense	(2,131)	(3,806)	(4,013)
Gain on sale of equity securities	—	—	129,600
Other	(379)	(1,321)	(1,830)

Other income, net	$30,600	$37,603	$165,975

      The decrease in interest income during 2002 was primarily due to a decrease in interest rates. The gain on sale of equity securities in 2000 relates to the sale of investments in publicly traded start-up companies.

      (1) Forward-Looking Statement

Provision for Income Taxes

      Our income tax provision increased to $100.6 million in 2002 from $98.0 million in 2001 and increased in 2001 from $91.5 million in 2000. The effective tax rate was 35.5% in 2002, 33.8% in 2001 and 38.6% in 2000. Exclusive of in-process research and development, adjustments to restructuring reserves, equity investment gains and product exit charges, the effective tax rate was 34.5% for 2002, 2001 and 2000. The net deferred tax assets at December 31, 2002 were $189.7 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the valuation of these net deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from future operations, subsequent reversals of deferred tax liabilities and other sources.(1)

Business Combinations

      During the two years ended December 31, 2002, we completed the acquisitions of Momentum Business Applications, Inc. (“Momentum”) and SkillsVillage, Inc. (“SkillsVillage”) and acquired technology from Annuncio Software, Inc. (“Annuncio”). These transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying consolidated statements of operations. Additionally, during the three years ended December 31, 2002, we completed five other acquisitions that were not significant to our financial statements. As part of our strategy we anticipate additional acquisition activity. Future acquisitions may be significant to us on either an individual or an aggregate basis.(1)

Annuncio Software, Inc.

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

      Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations, because the purchased research and development had no alternative uses, and had not reached technological feasibility. The in-process research and development related to additional functionality for Annuncio’s marketing automation software products. At the date of the acquisition, the Annuncio products under development were approximately 90% complete and were subsequently completed during the first quarter of 2002 at a cost of approximately $0.5 million.

      In performing the purchase price allocation, we considered, among other factors, our future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Annuncio’s products. We estimated that we would recognize revenue on the projects related to the in-process technology from 2002 to 2005. The projected incremental cash flows were discounted to their present value using discount rates of 14% and 25% for developed and in-process technology. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risks associated with achieving anticipated sales related to the technology acquired from Annuncio. Risks include achieving anticipated levels of market acceptance and penetration, successful

      (1) Forward-Looking Statement

completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

      Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.

Momentum Business Applications, Inc.

      On January 29, 2002, we exercised an option to purchase all the outstanding Class A Common Stock of Momentum for $90.0 million in cash. The transaction closed in April 2002 and was accounted for using the purchase method of accounting.

      We allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.2 million to the following assets and liabilities: $63.1 million to deferred tax assets, $29.5 million to capitalized software, $8.7 million to in-process research and development and $11.1 million to deferred tax liabilities. The capitalized software products are being amortized on a straight-line basis over an estimated useful life of five years.

      Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. Fourteen in-process research and development projects were identified. Five projects related to Human Capital Management application suites and accounted for 63% of the amount allocated to in-process research and development. A portal application project accounted for 23% of the amount allocated to in-process research and development. Various other projects accounted for the remaining 14% allocated to in-process research and development. At December 31, 2002, the Momentum products in process were expected to be completed by the first half of 2003. The remaining efforts primarily include completion of coding and system and platform testing.(1)

      In performing the purchase price allocation, we considered, among other factors, future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Momentum’s products, and an analysis of future royalty payments payable to Momentum by us. An estimation of the future royalty payments that we would not be required to pay was the basis for the valuation analysis. We estimated that we would avoid royalty payments on the projects related to the in-process technology from 2002 to 2006. The after-tax royalty savings was discounted to its present value using discount rates of 12% and 20% for developed and in-process technology. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risks associated with achieving anticipated sales related to the technology acquired from Momentum. Risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

      Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.

SkillsVillage, Inc.

      On May 31, 2001, we acquired the assets and assumed liabilities of SkillsVillage, in a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the procurement and management of contract services. The aggregate purchase price of $31.5 million included the issuance of 398,029 shares of our common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million,

      (1) Forward-Looking Statement

and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. After the term of the escrow elapsed, in May 2002, escrow amounts of $2.2 million were accounted for as additional purchase price and were distributed to former SkillsVillage shareholders. The remaining amounts in escrow were returned to the Company.

      We allocated the excess purchase price over the fair value of the net tangible assets acquired of $2.3 million to the following intangible assets: $21.7 million to goodwill, $4.8 million to completed products and technology, $1.9 million to in-process research and development and $0.8 million to assembled workforce. The capitalized completed products and technology are being amortized based on an estimated useful life of four years.

      Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. The in-process research and development relates to additional functionality for SkillsVillage’s software. At the date of the acquisition, the SkillsVillage product under development was approximately 82% complete and was subsequently completed during the third quarter of 2001 at a cost of approximately $1.3 million.

      In performing the purchase price allocation, we considered, among other factors, future use of the acquired assets and analyses of historical financial performance and estimates of future performance of SkillsVillage’s products. The projected incremental cash flows were discounted back to their present value using discount rates of 18% and 23% for developed and in-process technology, respectively. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risks associated with achieving anticipated sales related to the technology acquired from SkillsVillage. Risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to utilize accounting policies and make estimates and assumptions that affect our reported results. Our significant accounting policies are described in Note 1 in our “Notes to Consolidated Financial Statements.” We believe policies and estimates related to revenue recognition, capitalized software, allowance for doubtful accounts, product and service warranty reserve and deferred tax asset valuation allowance represent our critical accounting policies and estimates. Future results may differ from our estimates under different assumptions or conditions.

Revenue Recognition

      We derive revenues from the following sources: software license revenue and services revenue, which primarily consists of maintenance, consulting and training. We recognize revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature.

      License Fee Revenue. For software license agreements that do not require significant modification or customization of the software, we recognize revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. Our consulting services generally do not involve significant modification or customization of the licensed software. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

      If the license fee due from the customer is not fixed or determinable, revenue is recognized as payment becomes due, assuming all other revenue recognition criteria have been met. We consider arrangements with extended payment terms not to be fixed or determinable. Revenue arrangements with resellers are recognized when we receive persuasive evidence that the reseller has sold the products to an end user customer.

      If provided in a license agreement, acceptance provisions generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. We believe the likelihood of non-acceptance in these situations is remote and generally recognize revenue when all other criteria of revenue recognition are met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

      Services Revenue. Maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year. Consulting and training revenues are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from certain fixed price contracts is recognized on a percentage of completion basis, which involves the use of estimates. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer.

Capitalized Software

      We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs in 2002 or 2001, other than product development costs acquired through business combinations or purchased from third parties. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

      We evaluate the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross revenues were to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. We record an allowance for receivables based on a percentage of revenues. Additionally, individual overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at realizable value. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, and the aging of our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Product and Service Warranty Reserve

      We provide for the estimated cost of product and service warranties based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. If existing claims are settled for amounts which differ from our estimates, or if the estimated monetary value of the future warranty claims were to increase or decrease, revisions to the estimated warranty liability would be required and the warranty expense would change from current levels.

Deferred Tax Asset Valuation Allowance

      We account for income taxes in accordance with SFAS 109. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded. Our valuation allowance relates to established allowances on net operating losses incurred in foreign jurisdictions and other foreign tax benefits as well as on operating loss carryforwards in state jurisdictions of acquired companies.

Newly Adopted and Recently Issued Accounting Standards

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $12.4 million for the year ended December 31, 2002. During 2002, we completed our transitional goodwill impairment test (comparing the fair value of each of our reporting units as of January 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of goodwill was not impaired. At December 31, 2002, we had goodwill of $54.3 million.

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations — Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption of this statement did not have an impact on our consolidated financial position, results of operations or cash flows.

      On January 1, 2002, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to the current year presentation for comparative purposes. Our “Services” revenue now includes reimbursable out-of-pocket expenses and “Cost of services” includes the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14, our historical financial statements included these expenses as net amounts in “Cost of services.” The adoption of EITF 01-14 did not have a significant impact on our services gross margin percentage and had no effect on net income. Reimbursable out-of-pocket expenses reclassified as services revenue were $45.8 million and $35.9 million for the years ended December 31, 2001 and 2000.

      In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have an impact on our consolidated financial position, results of operations or cash flows.

      In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for us for restructurings initiated after December 31, 2002. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 may result in us recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of this statement did not impact our financial position, results of operations, or cash flows. The adoption of the disclosure requirements of this statement resulted in additional disclosures related to our product and service warranty reserve, customer indemnifications and synthetic lease guarantees.

      In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”) was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of this statement did not impact our financial position, results of operations, or cash flows.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) that addresses the consolidation of variable interest entities. The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. This interpretation is applicable to our synthetic lease, entered into in September 1998, under which certain office facilities were constructed in Pleasanton, California at a cost of $105.0 million. We may be required to consolidate the financial position and operating results related to this synthetic lease if we do not exercise our purchase option before July 1, 2003.

Subsequent Event

      We have two synthetic lease arrangements related to certain office facilities in Pleasanton, California, which were constructed for $70.0 million and $105.0 million, as described in further detail in Item 2 “Properties.” We have options to purchase the office facilities under these synthetic lease arrangements. On February 27, 2003, we exercised our $70.0 million option to purchase the office facilities under the synthetic lease agreement entered into in December 1996.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2002, we had $319.3 million in cash and cash equivalents and $1.6 billion in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities. Our working capital was $1.6 billion at December 31, 2002. We believe that the combination of cash and cash equivalents and short-term investment balances and the potential cash flow from operations will be sufficient, at least through the next twelve months, to satisfy our cash requirements, including $175.0 million for the contemplated purchases of certain office facilities under our synthetic lease arrangements and the expected purchases of property and equipment.(1)

      Cash provided by operating activities was $389.1 million during 2002, $467.0 million during 2001 and $121.9 million during 2000. The decrease in cash from operating activities during 2002 is primarily due to a decrease in the tax benefit from employee stock transactions, a decrease in the cash from accounts receivable and a decrease in cash from accounts payable, accrued liabilities and accrued compensation, partially offset by an increase in cash provided from refunded income taxes. The increase in cash from operating activities during 2001 is primarily due to an increase in net income, decrease in accounts receivable, increase in depreciation and amortization, decrease in the gain on sale of investments and increase in the tax benefits from exercise of stock options, partially offset by the decrease in deferred revenues and cash received from sale of accounts receivable.

      Cash used in investing activities was $584.2 million during 2002, $909.1 million during 2001 and $53.6 million during 2000. Our principal use of cash in investing activities during 2002 resulted from net purchases of investments, principally of a short-term duration, of $370.0 million, purchases of property and equipment of $93.3 million and acquisitions of $120.9 million, net of cash acquired. Our principal use of cash in investing activities during 2001 resulted from net purchases of investments, principally of a short-term duration, of $790.7 million, purchases of property and equipment of $92.0 million and acquisitions of $26.4 million, net of cash acquired. Our principal use of cash in investing activities during 2000 resulted from purchases of property and equipment of $102.3 million, which were partially offset by net proceeds from maturities and sales of investments of $52.7 million.

      Cash provided by financing activities was $58.7 million during 2002 and $238.6 million during 2001 and $169.9 million during 2000. The principal source of cash provided by financing activities during 2002 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program totaling $115.7 million, which was partially offset by cash used for the retirement of debt of $57.0 million. The principal source of cash provided by financing activities during 2001 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program totaling $269.2 million, which was partially offset by $20.0 million in purchases of treasury stock under the $100.0 million share repurchase plan authorized by the Board of Directors in 2000 and $10.5 million repurchase of convertible subordinate debt, net. The principal source of cash provided by financing activities during 2000 was proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program totaling $185.8 million, which was partially offset by $15.0 million in purchases of treasury stock.

      (1) Forward-Looking Statement

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2002 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in millions).

	Payments Due By Period

				After 3
	Total	1 Year or Less	2-3 Years	Years

Operating leases (a)	$169.4	$50.8	$57.0	$61.6

(a)	Under certain office facility leases in Pleasanton, California, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends and are subject to various other restrictions.

Commercial Commitments

Synthetic Leases

      We lease certain office facilities in Pleasanton, California under synthetic lease arrangements, which are accounted for as operating leases. The combined cost for the construction of the facilities was $175.0 million and we pay interest to the lessors based on LIBOR plus a margin. We have options to renew the leases or purchase the related facilities that are exercisable in February 2003 for $70.0 million and in September 2003 for the remaining $105.0 million. If at the end of the lease terms, we do not purchase the properties, we have guaranteed residual values equal to 85% of the lessor’s cost of construction. As such, the maximum potential loss exposure related to these guarantees is $148.8 million. Based on current real estate market conditions, we do not believe that it is probable that we will incur a loss related to these guarantees. Under these leases, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends and are subject to various other restrictions. As of December 31, 2002, we were in compliance with all covenants. As described in “Subsequent Event,” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on February 27, 2003, we elected to exercise our option to purchase office facilities for $70.0 million under the synthetic lease arrangement entered into in December 1996.(1)

      (1) Forward-Looking Statement

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

OR THE MARKET PRICE OF OUR STOCK

      Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K contain descriptions of our expectations regarding future trends affecting our business that are subject to risks and uncertainties. Words such as “anticipate,” “believe,” “estimate,” “forecast,” “intended,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft are intended to identify such forward-looking statements. Forward-looking statements contained throughout this Annual Report include, but are not limited to, those identified with a footnote (1) symbol. We may also make other forward-looking statements from time to time, both written and oral. Forward-looking statements apply as of the date they are made and we undertake no obligation to update the information to reflect changes that occur after that date. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Report.

      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Report.

Continued regional and/or global economic, political and market conditions may cause a decrease in demand for our software and related services which may negatively affect our revenue and operating results.

      Our revenue and profitability depend on the overall demand for our software and related services. Regional and/or global changes in the economy and financial markets and political instability in geographic areas have resulted in companies reducing spending for technology projects generally and the delay or reconsideration of potential purchases of our products and related services. The prospect of a prolonged war may further impact the purchasing decisions of current or potential customers. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

Our quarterly revenues are difficult to predict and may fluctuate substantially, which may adversely affect our net income.

      Our revenues and results of operations can be difficult to predict and may fluctuate substantially from quarter to quarter. Our expense levels, operating costs and hiring plans are based on projections of future revenues. If our actual revenues fall below expectations, our net income may be adversely affected. Factors that may affect the predictability of actual revenues include the following:

•	our sales cycle can vary as a result of the complexity of a customer’s overall business needs and may extend over one or more quarters;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements are typically completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and services revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions; and

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions.

Our future revenue is dependent in part upon our installed customer base continuing to license additional products, renew maintenance and purchase additional services.

      Our installed customer base has traditionally generated additional new license and service revenues. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. In addition, customers may not necessarily license additional products or contract for additional services or maintenance. If our customers fail to renew their maintenance or license additional products or contract for additional services, our revenues could decrease and our operating results could be adversely affected.

We may be required to defer recognition of license revenue for a significant period of time after entering into an agreement, which could negatively impact our results of operations.

      We may have to delay recognizing license related revenue for a significant period of time for a variety of types of transactions, including:

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

      These factors and other specific accounting requirements for software revenue recognition, require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Sometimes we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

      Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (“SAB 101”) which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101.

      However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

Increases in services revenue as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

      We realize lower margins on services revenue than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business. As a result, if services revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be adversely affected.

Acquisitions may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition.

      As a component of our strategy, we acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

•	we may have difficulty assimilating the operations and personnel of the acquired company;

•	we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	our ongoing business may be disrupted by transition and integration issues;

•	we may not be able to retain key technical and managerial personnel from the acquired business;

•	we may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	our relationships with partner companies or third party providers of technology or products could be adversely affected;

•	our relationships with employees and customers could be impaired;

•	our due diligence process may fail to identify significant issues with product quality, product architecture, legal and financial contingencies, and product development, among other things; and

•	we may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

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

If we fail to compete effectively and introduce new or improved products and service offerings, our results of operations and the financial condition of the business will suffer.

      The market for our software products is intensely competitive and is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The competitive environment demands that we constantly improve our existing products and create new products. Our future success may depend in part upon our ability to:

•	improve our existing products and develop new ones to keep pace with technological developments, including developments related to the internet;

•	successfully integrate third party products;

•	enter new markets;

•	satisfy increasingly sophisticated customer requirements; and

•	maintain market acceptance.

      If we are unable to meet these challenges, our results of operations and our financial condition will be adversely affected.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines.

      Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be future or existing platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. To maintain software performance across accepted platforms and operating environments, or to achieve market acceptance of those that we support, or to adapt to popular new ones, our expenses may increase and our sales and revenues may be adversely affected.

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

      We continue to invest in the expansion of our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing economic and political conditions that could adversely affect our results of operations. The following factors, among others, present risks that could have an adverse impact on our business:

•	conducting business in currencies other than United States dollars subjects us to currency controls and fluctuations in currency exchange rates;

•	inability to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	increased cost and development time required to adapt our products to local markets;

•	lack of experience in a particular geographic market;

•	legal, regulatory, social, political, labor or economic uncertainties in a specific country or region, including loss or modification of exemptions for taxes and tariffs, increased withholding or other taxes on payments by subsidiaries, import and export license requirements, trade tariffs or restrictions, war, terrorism and civil unrest; and

•	higher operating costs due to local laws or regulation.

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

      We believe that there are certain key employees within the organization, primarily in the senior management team, who are necessary for us to meet our objectives. Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could adversely affect our continued operations. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

We may be required to undertake a costly redesign of our products if third party software development tools become an industry standard.

      Our software products include a suite of proprietary software development tools, known as PeopleTools®, which are fundamental to their effective use. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own as the accepted industry standard. If a software product were to emerge as a clearly established and widely accepted industry standard, we may not be able to adapt PeopleTools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify PeopleTools or to redesign our software products to accommodate the new industry standard. This would be expensive and time consuming and may adversely affect results of operations and the financial condition of the business. Our failure to drive or adapt to new and changing industry standards or third party interfaces could adversely affect sales of our products and services.

A decline in customers’ ability or willingness to migrate software applications to an internet architecture could adversely affect continued market acceptance and sales of PeopleSoft 8 and future internet-based products.

      With PeopleSoft 8, use of a web browser as the user interface replaces the traditional desktop access through networked Microsoft Windows®-based personal computers. Dependable access to software applications via the internet or an intranet involves numerous risks, including security, availability and reliability. There is a risk that some customers will not be willing or able to implement internet-based applications. If they do not, our revenues may be reduced and results of operations may be adversely affected.

Increased scope and complexity of our software may result in more difficult detection and correction of errors, delays in the introduction of new products and more costly performance and warranty claims.

      Our software programs, like all software programs generally, may contain a number of undetected errors despite internal and third party testing. Increased complexity of the software and more sophisticated expectations of customers may result in higher costs to correct such errors and delay the introduction of new products or enhancements in the marketplace.

      Product software errors could subject us to litigation and liability based on performance and/or warranty claims. Although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us were to be successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.

If we lose access to critical third party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed.

      We license software and technology from third parties, including some competitors, and incorporate it into our own software products, some of which is critical to the operation of our software. If any of the third party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services.

Disruption of our relationships with third party systems integrators could adversely affect revenues and results of operations.

      We build and maintain strong working relationships with businesses that we believe play an important role in the successful marketing and deployment of our software application products. Our current and potential customers often rely on third party system integrators to develop, deploy and manage applications. We believe that our relationships with these companies enhance our marketing and sales efforts. However, if these system integrators are unable to recruit and adequately train a sufficient number of consulting personnel to support the successful implementation of our software products, we may lose customers. Moreover, our relationships with these companies are not exclusive, and they are free to start, or in some cases increase, the marketing of competitive business application software, or to otherwise discontinue their relationships with us. In addition, integrators who generate consulting fees from customers by providing implementation services may be less likely to recommend our software if our products are more difficult or costly to install than competitors’ similar product offerings. Disruption of our relationships with these companies could adversely affect revenues and results of operations.

Our intellectual property and proprietary rights may offer only limited protection.

      We consider certain aspects of our internal operations, and our software and documentation to be proprietary, and we primarily rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. Patent applications or issued patents, as well as trademark, copyright, and trade secret rights, may not provide significant protection or competitive advantage. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. There can be no assurance that these agreements will not be breached, that we have adequate remedies for any breach, or that our patents, copyrights, trademarks or trade secrets will not otherwise become known. Moreover, the laws of some countries do not protect proprietary intellectual property rights as effectively as do the laws of the United States. Protecting and defending our intellectual property rights could be costly regardless of venue.

      Through an escrow arrangement, we have granted some of our customers a contingent future right to use our source code solely for internal maintenance services. If our source code is accessed through an escrow, the likelihood of misappropriation or other misuse of our intellectual property may increase.

Third parties may claim that our products infringe their intellectual property rights, which could result in material costs.

      Third parties may assert infringement claims against us more aggressively in the future, especially in light of recent developments in patent law expanding the scope of patents on software and business methods. These assertions, regardless of their validity, could result in costly and time-consuming litigation, including damage awards, or could require costly redesign of products or present the need to enter into royalty arrangements which would decrease margins and could adversely affect the results of operations.

We may be unable to achieve the benefits we anticipate from joint software development or marketing arrangements with our business partners.

      We enter into various development or joint business arrangements to develop new software products or extensions to our existing software products. We may distribute ourselves or jointly sell with our business partners an integrated software product and pay a royalty to the business partner based on end-user license fees under these joint business arrangements. While we intend to develop business applications that are integrated with our software products, these software products may in fact not be integrated or brought to market, or the market may reject the integrated enterprise solution. As a result, we may not achieve the revenues that we anticipated at the time we entered into the joint business arrangement.

Potential terrorist activity may interfere with our ability to conduct business.

      Potential terrorist attacks on United States interests present a threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices, which could involve significant capital expenditure and result in loss of focus and distraction of management, development and sales employees. Moreover, an actual or perceived increase in risk of travel due to the prospect of terrorist activity may reduce our ability to demonstrate products and meet with prospective customers, which may adversely affect our ability to close sales and meet projected forecasts. In addition, our data center near our corporate headquarters in Pleasanton, California could be vulnerable to catastrophic events such as a major earthquake, fire, flood or attack. Significant structural damage to the data center could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Our stock price may remain volatile.

      The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	introduction of new products or significant customer wins or losses by us or our competitors;

•	developments with respect to our intellectual property rights or those of our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and other means of rapid dissemination;

•	changes in management;

•	conditions and trends in the software industry;

•	announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting the software industry; and

•	general market conditions.

      In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action or shareholder derivative lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination in such a lawsuit could subject us to significant liabilities.

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

      We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” A shareholder proposal will be presented for consideration at the 2003 Annual Meeting of Stockholders, urging the Board of Directors to adopt a policy that we treat the value of stock options granted to employees as a compensation expense. If this proposal passes or if other proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to change our practice. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

It may become increasingly expensive to obtain and maintain liability insurance at current levels.

      We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of PeopleSoft or limit the price investors might be willing to pay for our stock.

      Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such events would be beneficial to the interests of the stockholders. These provisions include adoption of a Preferred Shares Rights Agreement, commonly known as a “poison pill” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.

      The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of PeopleSoft, including transactions in which our stockholders might otherwise receive a premium over the fair market value of PeopleSoft’s common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

      International sales are made mostly from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in local currency as well.

      Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

      Our exposure to foreign exchange rate fluctuations arises in part from intercompany transactions in which certain costs incurred in the United States are charged to our foreign subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiaries in order to centralize foreign exchange risk in the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

      We have a foreign exchange hedging program principally designed to mitigate the future potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures of the parent company as well as the U.S. dollar denominated exposures of our foreign subsidiaries. We operate in certain countries in Latin America and Asia Pacific where there are limited forward currency exchange markets, and thus we also have unhedged exposures in these countries. In general, our forward foreign exchange contracts have terms of two months or less, which approximate the expected settlement date of the underlying exposure. Gains and losses on the settled contracts are included in “Other income, net” in the accompanying consolidated statements of operations and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The foreign currency hedging program is managed in accordance with a corporate policy approved by our Board of Directors.

      In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through December 31, 2002.

      At December 31, 2002, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
	Notional	Average Exchange
Functional Currency	Amount	Rate per US $

Euros	$59.8 million	0.963
Singapore dollars	5.2 million	1.740

	$65.0 million

      We had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
	Notional	Average Exchange
Functional Currency	Amount	Rate per US $

British pounds	$4.3 million	0.623
South African rand	3.1 million	8.700
Canadian dollars	1.9 million	1.560
Australian dollars	1.4 million	1.792
Swiss francs	1.2 million	1.395
Swedish krona	1.1 million	8.805
New Zealand dollars	1.0 million	1.942
Taiwan dollars	0.8 million	34.790
Danish krone	0.7 million	7.116
Japanese yen	0.5 million	120.100
Chilean pesos	0.2 million	709.510

	$16.2 million

      At December 31, 2002, each of these contracts matured within 60 days and had a cost that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2002. We recorded net gains from settled contracts and underlying foreign currency exposures of $0.9 million in 2002 and net losses of $3.0 million in 2001 and $0.6 million in 2000.

Interest Rate Risk

Investments in debt securities

      We invest our cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. Our investments are made in accordance with an investment policy approved by our Board of Directors. Cash balances in foreign currencies overseas represent operating balances that are typically invested in short term time deposits in local operating banks.

      We classify debt securities based on maturity dates on the date of purchase and reevaluate the classification as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income (loss),” net of tax, in the accompanying consolidated balance sheets. As of December 31, 2002 and 2001, all our investments were classified as available-for-sale.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, that typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates.(1)

      At December 31, 2002, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments at December 31, 2002 that are sensitive to changes in interest rates. Due to our tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt

      (1) Forward-Looking Statement

investments. At December 31, 2002, we invested heavily in tax–exempt investments which reduced our weighted average interest rate.

      Below is a presentation of the maturity profile of our investments in debt securities at December 31, 2002 (in millions, except interest rates):

	Expected Maturity

	1 Year	More than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$1,632.2	$21.9	$1,654.1	$1,655.0
Weighted average interest rate	1.5%	1.7%

Interest rate swap transactions

      We have entered into interest rate swap transactions to manage our exposure to interest rate changes on our synthetic lease obligations. The swaps involve the exchange of fixed interest rate payments for variable interest rate payments without exchanging the notional principal amount. At December 31, 2002 and 2001, the swaps had an aggregate notional amount of $175.0 million; and fair values of $170.2 million and $165.2 million. The swaps mature at various dates in 2003, consistent with the maturity dates of the synthetic leases. Under these agreements, we receive a variable rate based on the three month LIBOR set on the last day of the previous quarter and pay a weighted average fixed rate of 6.80%. These swaps are designated under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, as hedges against changes in amount of future cash flows. “Accumulated other comprehensive income (loss)” as of December 31, 2002 and 2001 included unrealized losses (after-tax) of $2.9 million and $6.0 million related to these interest rate swaps. The unrealized losses at December 31, 2002 of $2.9 million are estimated to be reclassified into earnings over the remaining life of the swaps based upon a 6 month forward LIBOR rate.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item 8 is included in Item 15, Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 5, 2002, we terminated our relationship with Arthur Andersen LLP (“Andersen”) as our independent public accountants and engaged the services of KPMG LLP (“KPMG”), effective as of June 5, 2002, as our independent public accountants for the fiscal year ending December 31, 2002. Our Board of Directors, upon the recommendation of the Audit Committee, authorized the termination of Andersen and the engagement of KPMG.

      Andersen’s audit reports on our consolidated financial statements for the fiscal years ended December 31, 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended December 31, 2001 and 2000, and the subsequent period through June 5, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports for such years. In addition, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during the fiscal years ended December 31, 2001 and 2000, and the subsequent period through June 5, 2002. We provided Andersen with a copy of the foregoing disclosure. Andersen’s letter dated June 5, 2002, stating its agreement with such statements, was filed as Exhibit 16.1 to our Form 8-K filed June 6, 2002 with the Securities Exchange Commission and is incorporated herein by reference.

      During the fiscal years ended December 31, 2001 and 2000, and the subsequent period through June 5, 2002, we did not consult with KPMG with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our consolidated financial statements; or (iii) any matter or event described in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

      The information concerning the “Executive Officers of the Registrant” required by this Item 10 is included in Part I hereof under the heading “Personnel.” The information concerning our directors required by this Item 10 is incorporated by reference to our Proxy Statement under the heading “Election of Directors.” Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in our Proxy Statement under the heading “Compliance with Section 16 of the Exchange Act.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to our Proxy Statement under the heading “Certain Business Relationships and Transactions with Management.”

Item 14.	Controls and Procedures

      Within 90 days prior to the date of filing this Annual Report on Form 10-K (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

      There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Consolidated Financial Statements, Consolidated Financial Statement Schedule and Exhibits

1.	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this annual report.

2.	Consolidated Financial Statement Schedule. The consolidated financial statement schedule as listed in the accompanying “Index to Consolidated Financial Information” is filed as part of this annual report.

All other schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of 2002.

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of October 11, 1999 between PeopleSoft, Inc. and Vantive (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
2.2	Stock Option Agreement between PeopleSoft, Inc. and The Vantive Corporation dated as of October 11, 1999. (incorporated by reference to Exhibit 2.5 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
2.3	Restated Certificate of Incorporation of Momentum Business Applications, Inc. (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Registration Statement of Momentum Business Applications, Inc. on Form 10 (No. 000-25185) filed December 31, 1998).
2.4	Certificate of Amendment of Restated Certificate of Incorporation of Momentum Business Applications, Inc. (incorporated by reference to the Exhibit 3.4 filed with the Current Report of Momentum Business Applications, Inc. on Form 8-K filed September 20, 2001).
3.1	Restated Certificate of Incorporation of PeopleSoft, Inc. filed with the Secretary of State of the State of Delaware on May 24, 1995 (incorporated by reference to Exhibit 4.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996).
3.2	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 17, 1996 (incorporated by reference to Exhibit 4.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996).
3.3	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on July 3, 1997 (incorporated by reference to Exhibit 3.3 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.4	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 29, 1998. (incorporated by reference to Exhibit 3.4 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
3.5	Certificate of Designation as filed with the Secretary of State of the State of Delaware on March 24, 1998 (incorporated by reference to Exhibit 3.4 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.6	Amended and Restated Bylaws of PeopleSoft, Inc. dated February 26, 2002 (incorporated by reference to Exhibit 3.6 filed with PeopleSoft Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7	Specimen Certificate of PeopleSoft, Inc.’s Common Stock (incorporated by reference to Exhibit 1 filed with Amendment No. 1 to PeopleSoft, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1992).
4.1	First Amended and Restated Preferred Shares Rights Agreement dated December 16, 1997 (incorporated by reference to Exhibit 1 filed with PeopleSoft, Inc.’s amendment to its Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 25, 1998).
4.2	Indenture (including forms of Notes), dated as of August 15, 1997, between The Vantive Corporation and Deutsche Bank AG, New York Branch, as trustee (incorporated by reference to Exhibit 4.1 filed with The Vantive Corporation’s Registration Statement on Form S-3 (No. 333-40449) filed with the Securities and Exchange Commission on November 19, 1997).

Exhibit
Number		Description

10	.1(1)	Amended and Restated 1989 Stock Plan (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and forms of option agreements thereunder (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.2		1992 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and form of subscription agreement thereunder (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10	.3(1)	1992 Directors’ Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992 and PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993 (collectively, the “Original S-1, as amended”).
10	.4(1)	2000 Nonstatutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference the Exhibit 99 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-47000) filed with the Securities and Exchange Commission on September 29, 2000).
10.5		Amended and Restated 2001 Stock Plan dated as of September 27, 2001(incorporated by reference to Exhibit 10.5 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.6(1)	Executive Bonus Plan (incorporated by reference to Exhibit 10.4 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.7		The Vantive Corporation Amended and Restated 1991 Stock Option Plan. (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-94833) filed with the Securities and Exchange Commission on January 18, 2000).
10.8		The Vantive Corporation 1997 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-94833) filed with the Securities and Exchange Commission on January 18, 2000).
10.9		TriMark Technologies, Inc. 1998 Director and Executive Officer Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.10		TriMark Technologies, Inc. 1995 Director and Executive Officer Stock Option Plan (as amended) and forms of option agreements thereunder (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.11		TriMark Technologies, Inc. 1995 Employees and Consultants Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.12		TriMark Technologies, Inc. 1993 Stock Option Plan (as amended) and form of option agreement thereunder (incorporated by reference to Exhibit 99.4 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.13		Advanced Planning Solutions, Inc. 1998 Stock Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft Inc.’s Registration Statement on Form S-8 (333-44224) filed with the Securities and Exchange Commission on June 1, 2000).

Exhibit
Number	Description

10.14	Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan, dated December 13, 1995, Amendment No. 1 dated December 30, 1994, and Amendment No. 2, dated August 25, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).
10.15	Form of Indemnification Agreement entered into between PeopleSoft, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.6 filed with the Original S-1, as amended).
10.16	Lease dated July 24, 1992 between PeopleSoft, Inc. and Glen Pointe Associates (incorporated by reference to Exhibit 10.9 filed with the Original S-1, as amended).
10.17	Lease dated June 23, 1993 between PeopleSoft, Inc. and Westbrook Corporate Center (incorporated by reference to Exhibit 10.18 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.18	Amendment No. 1 dated September 19, 1994, Amendment No. 2 dated May 15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.28 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.19	Systems Integrator Agreement dated August 25, 1995 between PeopleSoft, Inc. and Shared Medical Systems Corporation (incorporated by reference to Exhibit 10.29 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.20	Lease dated December 4, 1996 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.32 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.21	Purchase Agreement dated October 22, 1996 between PeopleSoft, Inc. and Norwest Equity Partners IV, L.P. (incorporated by reference to the Exhibit 10.33 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.22	Lease dated January 17, 1994 between PeopleSoft, Inc. and R-H Associates Bldg. III Corp. (incorporated by reference to Exhibit 10.19 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.23	Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.20 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.24	Contract of Sale and Escrow Instructions between PeopleSoft, Inc. and Rosewood Owner of California (B) LLC, a California limited liability company, dated October 4, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).
10.25	Warrant Agreement between PeopleSoft, Inc. and The First National Bank of Boston, as Warrant Agent, dated October 30, 1995 (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.26	Warrant Purchase Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.27	Registration Rights Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.28	Amendment No. 2 dated September 28, 1994, Amendment No. 3 dated September 21, 1995 and Amendment No. 4 dated December 28, 1995 to the Software License and Support Agreement dated June 23, 1992 between PeopleSoft, Inc. and ADP, Inc. (incorporated by reference to Exhibit 10.25 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit
Number		Description

10.29		Amended Software Development Agreement dated December 22, 1995 between PeopleSoft, Inc. and Solutions for Education Administrators, Inc. (incorporated by reference to Exhibit 10.26 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.30		Red Pepper Software Company 1993 Stock Option Plan, and forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Form S-8 filed with the Securities and Exchange Commission on October 24, 1996).
10.31		Agreement of Purchase and Sale dated July 22, 1998 between PeopleSoft, Inc. and William Willson & Associates (incorporated by reference to Exhibit 10.35 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.32		Lease dated September 14, 1998 between PeopleSoft, Inc. and Hacienda Plaza Associates, LLC (incorporated by reference to Exhibit 10.36 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.33		Development and License Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.37 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.34		Marketing and Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.38 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.35		Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.39 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.36		First Amendment to Participation Agreement and Appendix 1 to Participation Agreement, Master Lease and Construction Deed of Trust dated February 20, 1998 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.40 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.37		Second Amendment to Participation Agreement, Master Lease, Guarantee, Construction Deed of Trust, Cash Collateral Agreement, Assignment of Lease and Appendix 1 to Participation Agreement, Master Lease and Construction Deed of Trust dated September 28, 1998 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.41 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.38		Participation Agreement dated September 28, 1998 between PeopleSoft, Inc. and Wilmington Trust Company, ABN AMRO Leasing, Inc., ABN AMRO Bank N.V., and Financial Institutions listed in Schedule I of the Participation Agreement (incorporated by reference to Exhibit 10.42 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.39		Master Lease dated September 28, 1998 between PeopleSoft, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.43 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.40		Appendix 1 to the Participation Agreement and Master Lease dated September 28, 1998 (incorporated by reference to Exhibit 10.44 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.41(1)	Employment Agreement between Craig Conway and PeopleSoft, Inc., dated May 10, 1999 (incorporated by reference to Exhibit 10.47 filed with PeopleSoft Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.42(1)	Employment Contract between Guy Dubois and PeopleSoft France S.A., dated as of January 1, 2000, and addendums thereto dated as of January 1, 2000, and January 1, 2001 (incorporated by reference to Exhibit 10.45 filed with PeopleSoft Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.43		Amendment to the Development and Marketing Agreements between Momentum and PeopleSoft, dated as of July 23, 2001, made by and between Momentum Business Applications, Inc. and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.45 filed with PeopleSoft Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit
Number		Description

10.44		Teamscape Corporation 1998 Stock Plan (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-100575) filed with the Securities and Exchange Commission on October 16, 2002).
10	.45(1)	PeopleSoft, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2002
10.46		Termination and Release Agreement dated February 27, 2003, by and between Lease Plan North America, Inc., ABN AMRO Bank. N.V. and PeopleSoft, Inc.
16.1		Letter of Arthur Andersen LLP dated June 5, 2002 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 filed with PeopleSoft, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2002).
21.1		Subsidiaries of PeopleSoft, Inc.
23.1		Independent Auditors’ Consent
23.2		Notice of Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1		Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

PEOPLESOFT, INC.

By:	/s/ KEVIN T. PARKER

Kevin T. Parker
Executive Vice President,
Finance and Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

Signature	Title

/s/ DAVID A. DUFFIELD David A. Duffield	Chairman of the Board of Directors

/s/ CRAIG A. CONWAY Craig A. Conway	President, Chief Executive Officer and Director (Principal Executive Officer and Director)

/s/ KEVIN T. PARKER Kevin T. Parker	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ ANEEL BHUSRI Aneel Bhusri	Director

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director

/s/ STEVEN D. GOLDBY Steven D. Goldby	Director

/s/ CYRIL J. YANSOUNI Cyril J. Yansouni	Director

CERTIFICATIONS

I, Craig A. Conway, certify that:

      1. I have reviewed this annual report on Form 10-K of PeopleSoft, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CRAIG A. CONWAY

Craig A. Conway
President and Chief Executive Officer
PeopleSoft, Inc.

Dated: March 27, 2003

I, Kevin T. Parker, certify that:

      1. I have reviewed this annual report on Form 10-K of PeopleSoft, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN T. PARKER

Kevin T. Parker
Executive Vice President, Finance and Administration,
Chief Financial Officer
PeopleSoft, Inc.

Dated: March 27, 2003

(This Page Intentionally Left Blank.)

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

PeopleSoft, Inc.:

      We have audited the accompanying consolidated balance sheet of PeopleSoft, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the 2002 consolidated financial statements, we also have audited the accompanying financial statement schedule as of and for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audit. The consolidated balance sheet of PeopleSoft, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2001, and the related financial statement schedule, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule, before the revisions described in Note 15 “Segment and Geographical Areas” and Note 17 “Goodwill” to the consolidated financial statements, in their report dated January 29, 2002, except with respect to certain matters, as to which the date is March 15, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PeopleSoft, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the 2001 and 2000 consolidated financial statements of PeopleSoft, Inc. and subsidiaries listed above were audited by other auditors who have ceased operations. As described in Note 15, the Company changed the composition of its reportable segments in 2002, and accordingly, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the 2001 and 2000 disclosures in the notes to the consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments were appropriate and have been properly applied. As described in Note 17, the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 17 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of PeopleSoft, Inc. and subsidiaries other than with respect to such aforementioned disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California

January 22, 2003, except as to Note 18, which is as of March 11, 2003

Reprinted below is a copy of an audit report previously issued by Arthur Andersen LLP (“Andersen”). This unedited report has not been reissued by Andersen nor has Andersen consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. The following financial statement disclosures for each of the two years in the period ended December 31, 2001 were revised and were not reviewed by Andersen: (i) as described in Note 15, the disclosure pertaining to the Company’s Reportable Segments was revised, and (ii) as described in Note 17, disclosures were included as required by Statement of Financial Accounting Standards No. 142,” Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. See Exhibit 23.2 for discussion on Andersen’s Notice of Consent.

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

PEOPLESOFT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except par
	value amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$319,344	$433,700
Short-term investments	1,588,172	1,199,046
Accounts receivable, net of allowance for doubtful accounts of $24,540 in 2002 and $27,660 in 2001	357,353	375,437
Income taxes receivable	—	7,288
Deferred tax assets	40,559	58,088
Prepaid and other current assets	45,448	59,309

Total current assets	2,350,876	2,132,868
Property and equipment:
Computer equipment and software	368,204	320,866
Furniture and fixtures	87,471	76,712
Leasehold improvements	82,130	71,831
Land	46,066	46,066
Building	17,973	—

Total property and equipment, at cost	601,844	515,475
Less accumulated depreciation and amortization	(379,044)	(301,313)

	222,800	214,162
Investments	21,946	40,587
Deferred tax assets	149,187	136,048
Capitalized software, net of accumulated amortization of $40,140 in 2002 and $25,721 in 2001	44,101	16,213
Goodwill	54,294	32,203
Other assets	5,359	17,040

Total assets	$2,848,563	$2,589,121

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$23,356	$37,115
Accrued liabilities	109,331	144,646
Accrued compensation and related expenses	172,566	184,237
Income taxes payable	48,095	47,352
Convertible debt	—	57,000
Short-term deferred revenues	422,657	409,316

Total current liabilities	776,005	879,666
Long-term deferred revenues	95,460	98,025
Other liabilities	21,486	19,490

Total liabilities	892,951	997,181
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized: 2,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 700,000 shares; issued and outstanding: 313,803 shares in 2002 and 305,662 shares in 2001	3,150	3,068
Additional paid-in capital	1,404,843	1,231,430
Retained earnings	599,803	417,214
Unearned compensation	(22,401)	(5,275)
Treasury stock (1,255 shares in 2002 and 1,189 shares in 2001)	(35,563)	(35,414)
Accumulated other comprehensive income (loss)	5,780	(19,083)

Total stockholders’ equity	1,955,612	1,591,940

Total liabilities and stockholders’ equity	$2,848,563	$2,589,121

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenues:
License fees	$530,077	$645,421	$496,115
Services	1,411,341	1,370,953	1,153,993
Development and other services	7,530	102,713	122,279

Total revenues	1,948,948	2,119,087	1,772,387
Costs and expenses:
Cost of license fees	45,142	61,323	38,901
Cost of services	661,083	744,163	642,248
Cost of development and other services	6,755	93,124	111,053
Sales and marketing expense	514,800	513,928	447,952
Product development expense	341,187	298,998	320,512
General and administrative expense	117,070	155,567	108,103
Product exit charges	—	—	35,923
Restructuring, acquisition and other charges	10,275	12	(3,537)

Total costs and expenses	1,696,312	1,867,115	1,701,155

Operating income	252,636	251,972	71,232
Other income, net	30,600	37,603	165,975

Income before provision for income taxes	283,236	289,575	237,207
Provision for income taxes	100,647	98,021	91,516

Net income	$182,589	$191,554	$145,691

Basic income per share	$0.59	$0.64	$0.52

Shares used in basic per share computation	310,777	297,999	279,672

Diluted income per share	$0.57	$0.59	$0.48

Shares used in diluted per share computation	320,310	323,625	302,916

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities:
Net income	$182,589	$191,554	$145,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,386	103,054	84,239
Provision for doubtful accounts	11,009	16,642	3,205
Tax benefits from employee stock transactions	30,710	123,278	78,695
Provision (benefit) for deferred income taxes	52,595	56,130	(23,842)
Gains on sales of investments and disposition of property and equipment, net	(3,156)	(3,397)	(137,543)
Non-cash stock compensation	7,689	3,158	5,969
Product exit charges	—	—	35,923
Restructuring, acquisition and other charges	10,275	12	(3,537)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,986	53,810	(156,761)
Cash received from sales of accounts receivable	—	—	57,584
Accounts payable and accrued liabilities	(47,513)	(6,280)	14,138
Accrued compensation and related expenses	(12,635)	27,107	33,415
Income taxes, net	10,357	(92,084)	(15,569)
Deferred revenues	6,495	(21,158)	16,437
Other	29,355	15,167	(16,098)

Net cash provided by operating activities	389,142	466,993	121,946
Investing activities:
Purchase of available-for-sale investments	(9,670,889)	(7,897,313)	(1,687,058)
Proceeds from maturities and sales of available-for-sale investments	9,300,871	7,106,657	1,693,188
Proceeds from maturities of held-to-maturity investments	—	—	46,610
Purchase of property and equipment	(93,330)	(92,037)	(102,324)
Acquisitions, net of cash acquired	(120,894)	(26,387)	(9,033)
Other	—	—	5,043

Net cash used in investing activities	(584,242)	(909,080)	(53,574)
Financing activities:
Net proceeds from sale of common stock and exercise of stock options	115,713	269,182	185,785
Purchase of treasury stock	—	(20,040)	(15,000)
Repayment of convertible debt, net	(57,000)	(10,542)	(932)

Net cash provided by financing activities	58,713	238,600	169,853
Effect of foreign exchange rate changes on cash and cash equivalents	22,031	(9,418)	(5,639)

Net (decrease) increase in cash and cash equivalents	(114,356)	(212,905)	232,586
Cash and cash equivalents at beginning of year	433,700	646,605	414,019

Cash and cash equivalents at end of year	$319,344	$433,700	$646,605

Supplemental Disclosures:
Cash paid for interest	$2,974	$3,558	$4,160

Cash paid for income taxes, net of refunds	$2,241	$3,747	$38,313

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional				Other	Total
			Paid-in	Unearned	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	Income (Loss)	Equity

	(In thousands)
Balances at December 31, 1999	270,944	$2,709	$538,643	$—	$79,969	$—	$143,298	$764,619

Components of comprehensive loss:
Net income	—	—	—	—	145,691	—	—	145,691
Net change in unrealized gain/loss on available-for sale investments, net of taxes of $92,486	—	—	—	—	—	—	(147,595)	(147,595)
Foreign currency translation	—	—	—	—	—	—	1,561	1,561

Comprehensive loss								(343)

Exercise of common stock options, net and issuances under stock purchase plan	16,579	166	185,614	—	—	—	—	185,780
Acquisitions	—	—	4,330	—	—	—	—	4,330
Exercise of warrants	3	—	300	—	—	—	—	300
Tax benefits from employee stock transactions	—	—	78,695	—	—	—	—	78,695
Treasury stock purchased	(384)	—	—	—	—	(15,000)	—	(15,000)
Stock issued under restricted stock award	500	5	6,339	(6,339)	—	—	—	5
Amortization of unearned compensation expense	—	—	1,638	4,331	—	—	—	5,969

Balances at December 31, 2000	287,642	$2,880	$815,559	$(2,008)	$225,660	$(15,000)	$(2,736)	$1,024,355

Components of comprehensive income:
Net income	—	—	—	—	191,554	—	—	191,554
Net change in unrealized gain/loss on available-for-sale investments, net of taxes of $312	—	—	—	—	—	—	335	335
Foreign currency translation	—	—	—	—	—	—	(10,666)	(10,666)
Interest rate swap transactions:
Cumulative effect of accounting change, net of taxes of $1,658	—	—	—	—	—	—	(2,648)	(2,648)
Net unrealized loss on cash flow hedges, net of taxes of $3,635	—	—	—	—	—	—	(5,806)	(5,806)
Reclassification adjustment for earnings recognized during the period, net of taxes of $1,527	—	—	—	—	—	—	2,438	2,438

Comprehensive income								175,207

Exercise of common stock options, net and issuances under stock purchase plan	18,242	182	269,469	—	—	(374)	—	269,277
Acquisitions	398	4	18,863	(2,161)	—	—	—	16,706
Tax benefits from employee stock transactions	—	—	123,278	—	—	—	—	123,278
Treasury stock purchased	(805)	—	—	—	—	(20,040)	—	(20,040)
Stock issued under restricted stock award	185	2	3,321	(3,323)	—	—	—	—
Amortization of unearned compensation expense	—	—	940	2,217	—	—	—	3,157

Balances at December 31, 2001	305,662	$3,068	$1,231,430	$(5,275)	$417,214	$(35,414)	$(19,083)	$1,591,940

Components of comprehensive income:
Net income	—	—	—	—	182,589	—	—	182,589
Net change in unrealized gain/loss on available-for- sale investments, net of taxes of $55	—	—	—	—	—	—	(71)	(71)
Foreign currency translation	—	—	—	—	—	—	21,847	21,847
Interest rate swap transactions:
Net unrealized loss on cash flow hedges, net of taxes of $1,411	—	—	—	—	—	—	(2,255)	(2,255)
Reclassification adjustment for earnings recognized during the period, net of taxes of $3,344	—	—	—	—	—	—	5,342	5,342

Comprehensive income								207,452

Exercise of common stock options, net and issuances under stock purchase plan	7,315	73	115,735	—	—	(79)	—	115,729
Tax benefits from employee stock transactions	—	—	30,710	—	—	—	—	30,710
Acquisitions	16	—	2,192	(30)	—	(70)	—	2,092
Stock issued under restricted stock award	865	9	25,388	(25,397)	—	—	—	—
Repurchase of restricted stock	(55)	—	(1,526)	1,526	—	—	—	—
Amortization of unearned compensation expense	—	—	914	6,775	—	—	—	7,689

Balances at December 31, 2002	313,803	$3,150	$1,404,843	$(22,401)	$599,803	$(35,563)	$5,780	$1,955,612

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Significant Accounting Policies

The Company

      PeopleSoft, Inc. (“PeopleSoft” or the “Company”) designs, develops, markets and supports a family of enterprise application software products for use throughout large and medium sized organizations. These organizations include corporations, higher education institutions and federal, state, provincial and local government agencies worldwide. The Company provides enterprise application software for customer relationship management, human capital management, financial management, and supply chain management, along with a range of industry-specific products. In addition to enterprise application software, the Company offers a variety of consulting and training services to its customers focused on implementing, optimizing or upgrading PeopleSoft software.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the period. Despite the Company’s best effort to make these good faith estimates and assumptions, actual results may differ.

Revenue Recognition

      The Company derives revenues from the following sources: software license revenue and services revenue, which primarily consists of maintenance, consulting, and training. The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature.

      License Fee Revenue. For software license agreements that do not require significant modification or customization of the software, the Company recognizes revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable, and collection is probable. Consulting services generally do not involve significant modification or customization of the licensed software. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of undelivered elements is determined based on historical evidence of the Company’s stand-alone sales of these elements to third parties. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

      If the license fee due from the customer is not fixed or determinable, revenue is recognized as payment becomes due, assuming all other revenue recognition criteria have been met. The Company considers arrangements with extended payment terms not to be fixed or determinable. Revenue arrangements with resellers are recognized when the Company receives persuasive evidence that the reseller has sold the products to an end user customer.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If provided in a license agreement, acceptance provisions generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. The Company believes the likelihood of non-acceptance in these situations is remote and generally recognizes revenue when all other criteria of revenue recognition are met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

      Services Revenue. Maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year. Consulting and training revenues are usually charged on a time and materials basis and are recognized as the services are performed. Revenues from certain fixed price contracts are recognized on a percentage of completion basis, which involves the use of estimates. If the Company does not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when final acceptance is received from the customer.

Deferred Revenue

      Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long-term deferred revenue, at December 31, 2002 and 2001, represents amounts received for maintenance and support services to be provided beginning in periods on or after January 1, 2004 and 2003, respectively. The principal components of deferred revenue at December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001

License fees	$9,392	$16,703
Maintenance	426,901	410,323
Training	61,875	57,037
Other services	19,949	23,278

Total deferred revenue	$518,117	$507,341

	2002	2001

Short-term deferred revenue	$422,657	$409,316
Long-term deferred revenue	95,460	98,025

Total deferred revenue	$518,117	$507,341

Foreign Currency Translation

      In general, the functional currency of each foreign operation is the local currency. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Other income, net” in the accompanying consolidated statements of operations.

Cash Equivalents

      Cash equivalents are highly liquid debt investments which have original maturities of three months or less at the date of purchase. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

      Accounts receivable are comprised of billed and unbilled receivables arising from recognized or deferred revenues. Unbilled receivables included in accounts receivable were $99.0 million as of December 31, 2002 and $38.2 million as of December 31, 2001. Receivables related to specific deferred revenues are offset for balance sheet presentation. The Company’s receivables are unsecured.

      The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on its receivables. PeopleSoft records an allowance for receivables based on a percentage of revenues. Additionally, individual overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, and the aging of our receivables. A considerable amount of judgment is required when the Company assesses the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Product and Service Warranty Reserve

      The Company provides for the estimated cost of product and service warranties based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. If existing claims are settled for amounts which differ from the Company’s estimates, or if the estimated monetary value of the future warranty claims were to increase or decrease, revisions to the estimated warranty liability would be required and the warranty expense would change from current levels.

      The following table sets forth the Company’s product and service warranty reserve activity for 2002 (in thousands):

Balance at December 31, 2001	$29,121
Warranty expense	2,123
Closed warranty claims	(11,978)

Balance at December 31, 2002	$19,266

Property and Equipment

      Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of two to three years for computer equipment and software and five to seven years for furniture and fixtures. “Building” includes costs associated with the construction of an office building on land adjacent to the Company’s existing corporate headquarters in Pleasanton, California. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset.

      The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included in “Computer equipment and software.” Costs incurred during the preliminary project and post-implementation stages are charged to expense.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible and Long-Lived Assets

      Through December 31, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives of two to five years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. Refer to Note 17 “Goodwill” for further discussion.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Capitalized Software Costs

      The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, the Company did not capitalize any development costs in 2002 or 2001, other than product development costs acquired through business combinations or purchased from third parties. The Company capitalizes software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

      Capitalized software costs and accumulated amortization at December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001

Capitalized software:
Obtained through business combinations	$50,107	$7,800
Capitalized development costs	23,267	23,267
Purchased from third parties	10,867	10,867

	84,241	41,934
Accumulated amortization	(40,140)	(25,721)

Capitalized software, net	$44,101	$16,213

      The Company recorded capitalized software amortization, included in “Cost of license fees” in the accompanying consolidated statements of operations, of $14.4 million in 2002, $6.5 million in 2001 and $7.0 million in 2000.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expected future capitalized software amortization expense for the years ended December 31 is as follows (in thousands):

Year	Amount

2003	$16,437
2004	12,714
2005	7,576
2006	5,899
2007	1,475

Total	$44,101

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) at December 31, 2002 and 2001 consisted of the following (in thousands):

	2002	2001

Foreign currency translation	$8,162	$(13,684)
Unrealized gain on available-for-sale investments, net of taxes of $342 and $397	547	617
Unrealized loss on interest rate swap transactions, net of taxes of $1,833 and $3,766	(2,929)	(6,016)

	$5,780	$(19,083)

Advertising Costs

      The Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating the advertising in the period in which the advertising space is used. Advertising expense is included in “Sales and marketing expense” in the accompanying consolidated statements of operations and totaled $34.7 million in 2002, $44.6 million in 2001 and $61.8 million in 2000.

Stock-based Compensation

      The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The Company’s stock plans are described in Note 14 “Stockholders’ Equity.” No employee stock-based compensation cost is reflected in net income related to options granted under those plans for which the exercise price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation for each of the three years ended December 31, 2002 (in thousands, except per share amounts). See Note 14 “Stockholders’ Equity” for further information on stock-based compensation.

	2002	2001	2000

Net income, as reported	$182,589	$191,554	$145,691
Add: Stock-based employee compensation expense included in reported net income, net of tax	6,799	2,671	5,415
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(185,074)	(127,219)	(93,136)

Pro forma net income	$4,314	$67,006	$57,970

Basic income per share
As reported	$0.59	$0.64	$0.52
Pro forma	$0.01	$0.22	$0.21
Diluted income per share
As reported	$0.57	$0.59	$0.48
Pro forma	$0.01	$0.21	$0.19

Income Taxes

      The Company accounts for income taxes using the asset and liability method under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Newly Adopted and Recently Issued Accounting Standards

      On January 1, 2002, the Company adopted SFAS 142. SFAS 142 requires that goodwill no longer be amortized, and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $12.4 million for the year ended December 31, 2002. During the three month period ending June 30, 2002, the Company completed its transitional goodwill impairment test (comparing the fair value of each of its reporting units as of January 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of goodwill was not impaired. At December 31, 2002, the Company had goodwill of $54.3 million.

      On January 1, 2002, the Company adopted SFAS 144. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations — Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

      On January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conform to the current year presentation for comparative purposes. “Services” revenue on the consolidated statement of operations includes reimbursable out-of-pocket expenses and “Cost of services” includes the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14, the Company’s historical financial statements included these expenses as net amounts in “Cost of services.” The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net income. Reimbursable out-of-pocket expenses reclassified as services revenue was $45.8 million and $35.9 million for the years ended December 31, 2001 and 2000.

      In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

      In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 may result in the Company recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of this statement did not impact the Company’s financial position, results of operations or cash flows. The adoption of the disclosure requirements of this statement resulted in additional disclosures related to the Company’s product and service warranty reserve, customer indemnifications and synthetic lease guarantees.

      In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”) was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of this statement did not impact the Company’s financial position, results of operations or cash flows.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) that addresses the consolidation of variable interest entities. The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. This interpretation is applicable to the Company’s synthetic lease, entered into in September 1998, under which certain office facilities were

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

constructed in Pleasanton, California at a cost of $105.0 million. If the Company does not exercise its purchase option before July 1, 2003, it may be required to consolidate the financial position and operating results related to this synthetic lease.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Investments in Debt and Equity Securities

      The Company classifies debt and marketable equity securities based on management’s intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income (loss),” net of tax. Realized gains and losses are calculated using the specific identification method. At December 31, 2002 and 2001, all investment securities had maturities of less than eighteen months. The components of the Company’s debt and marketable equity securities were as follows (in thousands):

	As of		Year Ended
	December 31, 2002		December 31, 2002

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

State and local municipalities debt	$1,432,772	$1,433,651	$879	$—
Auction rate preferred stock	192,487	192,500	13	—
Corporate debt	28,846	28,843	—	(3)
Marketable equity securities	1,087	1,087	—	—

Investments in debt and equity securities	$1,655,192	$1,656,081	$892	$(3)

	As of		Year Ended
	December 31, 2001		December 31, 2001

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

State and local municipalities debt	$1,089,231	$1,090,048	$817	$—
Auction rate preferred stock	234,700	234,700	—	—
Corporate debt	16,970	17,167	197	—
Marketable equity securities	1,711	1,711	—	—

Investments in debt and equity securities	$1,342,612	$1,343,626	$1,014	$—

	December 31,

	2002	2001

Recorded as:
Cash equivalents	$44,876	$102,282
Short-term investments (due in one year or less)	1,588,172	1,199,046
Investments (due in over one year)	21,946	40,587
Other current assets	1,087	1,711

Investments in debt and equity securities	$1,656,081	$1,343,626

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company classifies its investments in privately held companies as “Other current assets” in the accompanying consolidated balance sheets. These nonmarketable investments are accounted for using the cost method as the Company does not have the ability to exercise significant influence. The cost of these investments was $1.9 million at December 31, 2002 and $2.5 million at December 31, 2001. As of December 31, 2002 and 2001, the cost approximated fair value.

3.	Financial Instruments

      Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. Derivative transactions are restricted to foreign currency hedges and interest rate swaps. The Company does not hold any derivative financial instruments for trading or speculative purposes.

Change in Accounting

      Effective January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheet. The cumulative effect of the accounting change to adopt SFAS 133, as amended, as of January 1, 2001, resulted in the Company recognizing a $2.6 million unrealized loss (net of tax) in “Accumulated other comprehensive income (loss).”

Forward Foreign Exchange Contracts

      The Company has a foreign exchange hedging program principally designed to mitigate the future potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures of the parent company as well as the U.S. dollar denominated exposures of its foreign subsidiaries. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under SFAS 133, as amended. In general, the forward exchange contracts have terms of two months or less. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities.” Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying consolidated statements of operations.

      The Company recorded net foreign currency transaction gains of approximately $0.9 million in 2002 and net foreign currency transaction losses of approximately $3.0 million in 2001 and $0.6 million in 2000. At December 31, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Functional Currency	Amount

Euros	$59.8
Singapore dollars	5.2

$65.0

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Functional Currency	Amount

British pounds	$4.3
South African rand	3.1
Canadian dollars	1.9
Australian dollars	1.4
Swiss francs	1.2
Swedish krona	1.1
New Zealand dollars	1.0
Taiwan dollars	0.8
Danish krone	0.7
Japanese yen	0.5
Chilean pesos	0.2

$16.2

      At December 31, 2001, the Company had the following outstanding forward exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Functional Currency	Amount

Euros	$19.3
Hong Kong dollars	6.6
Japanese yen	2.6
Singapore dollars	1.6
Canadian dollars	1.5

$31.6

      At December 31, 2001, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Functional Currency	Amount

British pounds	$7.6
South African rand	3.2
Swedish krona	2.2
Euros	2.0
New Zealand dollars	1.7
Australian dollars	1.6
Swiss francs	1.3
Chilean pesos	0.8

$20.4

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 and 2001, each of these forward foreign exchange contracts matured within 60 days and had a cost that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2002 and 2001.

      The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company’s Board of Directors. In addition to hedging existing transaction exposures, the Company’s foreign exchange management policy allows for the hedging of anticipated transactions and for hedging the exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through December 31, 2002.

Interest Rate Swap Transactions

      The Company has entered into interest rate swap transactions to manage its exposure to interest rate changes on certain office synthetic lease obligations. At December 31, 2002 and 2001, the swaps had an aggregate notional amount of $175.0 million; and fair values of $170.2 million and $165.2 million. The swaps mature at various dates in 2003, consistent with the maturity dates of the synthetic leases. Under these agreements, the Company receives a variable rate based on the three month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.80% without exchanging the notional principal amount. These swaps are designated under SFAS 133 as hedges against changes in amount of future cash flows. Included in “Accumulated other comprehensive income (loss)” as of December 31, 2002 is a $2.9 million unrealized loss (after-tax) related to these interest rate swaps. The unrealized losses at December 31, 2002 of $2.9 million are estimated to be reclassified into earnings over the remaining life of the swaps based upon a 6 month forward LIBOR rate.

Concentrations of Credit Risk

      The Company does not believe that it has a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4.	Restructuring Reserves

      The following table sets forth the Company’s remaining restructurings reserves as of December 31, 2002 which are included in “Accrued liabilities” in the accompanying consolidated balance sheets (in thousands). Future cash payments related to the remaining lease obligations are expected to be made through October 2005.

	Leases	Other	Total

Balance as of December 31, 2000	$4,520	$5,884	$10,404
Cash payments	(1,252)	—	(1,252)
Adjustments to reflect current estimates	—	(5,064)	(5,064)

Balance as of December 31, 2001	$3,268	$820	$4,088

Cash payments	(847)	(816)	(1,663)
Adjustments to reflect current estimates	(1,109)	(4)	(1,113)

Balance as of December 31, 2002	$1,312	$—	$1,312

5.	Accrued Employee Healthcare Insurance Claims

      The Company is self-insured, with certain stop loss insurance coverage, for employee health care claims. Expense is recorded based on estimates of the ultimate liability, including claims incurred but not reported.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accrued employee healthcare insurance claims were included in “Accrued compensation and related expenses” in the accompanying consolidated balance sheets and amounted to $6.4 million as of December 31, 2002 and $7.3 million as of December 31, 2001.

6.	Convertible Debt

      In August 1997, the Company issued an aggregate of $69.0 million in convertible subordinated notes, due August 2002. These notes paid interest at a rate of 4.75% per annum and were convertible into the Company’s common stock at the investor’s option, at any time, at a price of $50.82 per share. None of the notes were converted into the Company’s common stock. In August 2002, the Company fully repaid the convertible subordinated debt and related interest.

7.	Commitments and Contingencies

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

      In December 1996, the Company entered into a synthetic lease for a new office facility in Pleasanton, California. This lease is structured as an operating lease with rental payments commencing upon the completion of the construction, which occurred during the fourth quarter of 1998, and runs for 5 years from that date. The cost for the construction of the facility totaled $70.0 million including interest during the construction period. The rental payments equal the amount of interest which accrues on amounts funded prior to the commencement of the lease payments. The interest rate charged was LIBOR plus 0.625% as measured on the date of each funding rollover. The Company began accruing interest concurrent with the lessor’s first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $4.5 million as of the end of the construction phase, was added to the construction cost. In 1998, the Company negotiated an amendment to this lease that extended the term of the lease until February 2003, with an option to renew for an additional three years, subject to certain conditions, or purchase the facility for $70.0 million. If at the end of the lease term the Company does not purchase the property, the Company has guaranteed a residual value to the lessor equal to 85% of the lessor’s cost of the facility. As such, the maximum potential loss exposure related to this guarantee was $59.5 million. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2002, the Company was in compliance with all covenants. As described in Note 18 “Subsequent Event,” the Company exercised its option to purchase the office facility under this lease agreement.

      In September 1998, the Company purchased two parcels of land in Pleasanton, California for $50.0 million and entered into a five-year lease agreement for facilities to be constructed on one of the parcels. The lease was structured as an operating lease with rental payments due beginning upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled $105.0 million including interest costs during the construction period, which were added to the balance rather than paid by the Company. The rental payments equal the amount of interest accruing on the obligation. The interest rate is a LIBOR based floating rate, which resets on a 1, 2, 3, or 6-month interval at the Company’s election. The Company has an option to renew the lease for an additional five years, subject to certain conditions, or purchase the facility for $105.0 million. If at the end of the lease term the Company does not purchase the property, the Company has guaranteed a residual value to the lessor equal to 85% of the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lessor’s cost of the facility. As such, the maximum potential loss exposure related to this guarantee is $89.3 million. Under this lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of December 31, 2002, the Company was in compliance with all covenants.

      In September 1998, the Company entered into agreements to sell and simultaneously lease back a substantial portion of the space related to the office buildings and corresponding land that we owned in Pleasanton, California. The sales price of approximately $50.0 million resulted in a gain of approximately $24.4 million, which is being amortized over the lease period. The original lease term was 10 years with options to terminate up to 50% of the space after the initial four years of the lease term and the remaining 50% at any time following the fifth year of the lease term. Alternatively, PeopleSoft could have extended the term of the lease in five-year increments up to 20 years. In the third quarter of 2001, the Company exercised its option to terminate approximately 50% of the leased space, effective September 2002. In the third quarter of 2002, the Company exercised its second option to terminate all its remaining lease space, effective September 2003, due to its decision to construct a new office building adjacent to its existing corporate headquarters in Pleasanton, California. Termination fees of $2.8 million have been accrued over the initial term of the lease agreement.

      Future minimum operating lease payments under all noncancellable leases for the years ended December 31 are due as follows (in thousands):

Year	Amount

2003	$45,755
2004	29,354
2005	22,044
2006	14,170
2007	11,317
Thereafter	27,588

$150,228

      Rent expense totaled approximately $77.5 million in 2002, $74.8 million in 2001 and $60.5 million in 2000.

Customer Indemnification

      From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of December 31, 2002, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

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

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Product Exit Charges and Restructuring, Acquisition and Other Charges

      The Company did not record any product exit charges in 2002 or 2001. During the third quarter of 2000, the Company recorded product exit charges in the amount of $35.9 million related to the impairment and write-off of the unamortized cost of capitalized software, customer list and goodwill related to two products acquired as part of the Intrepid Systems, Inc. and TriMark Technologies, Inc. business combinations.

      The following table sets forth the components of “Restructuring, acquisition and other charges” for the years ended December 31, (in thousands):

	2002	2001	2000

Restructuring reserves adjustments	$(1,113)	$(5,064)	$(3,537)
Acquired in-process research and development	11,479	4,900	—
Other	(91)	176	—

Restructuring, acquisition and other charges	$10,275	$12	$(3,537)

9.	Momentum Business Applications

      During 1998, PeopleSoft formed Momentum Business Applications, Inc. (“Momentum”), a research and development company designed to develop eBusiness, analytical applications and industry-specific software products. On December 31, 1998, PeopleSoft transferred all of the outstanding shares, of Momentum Class A Common Stock, to a custodian who distributed the shares to the holders of PeopleSoft common stock in January 1999 (the “Distribution”). Prior to the Distribution, PeopleSoft contributed $250.0 million to Momentum. In connection with PeopleSoft’s contribution to Momentum and the distribution of Momentum shares, Momentum and PeopleSoft entered into a number of agreements, including a Development Agreement, Marketing and Distribution Agreement and a Services Agreement. PeopleSoft also had an option to purchase all the Momentum Class A Common Stock.

      On January 29, 2002, the Company exercised its option to purchase all the outstanding Class A Common Stock of Momentum for $90.0 million in cash. The transaction closed in April 2002 and was accounted for using the purchase method of accounting. The purchase price was allocated to the net assets acquired, including in-process research and development, based on the purchase method of accounting. Refer to Note 16 “Business Combinations” for further information.

Development Agreement

      PeopleSoft and Momentum were parties to a Development Agreement pursuant to which PeopleSoft conducted product development and related activities on behalf of Momentum under work plans and cost estimates that had been proposed by PeopleSoft and approved by Momentum. Momentum paid PeopleSoft one hundred ten percent (110%) of PeopleSoft’s fully burdened costs relating to the research and development activities performed on behalf of Momentum. These revenues and costs are included in the accompanying consolidated statements of operations in the line items “Development and other services” and “Cost of development and other services.” The products developed under the Development Agreement included electronic business applications (“e-commerce”), analytic applications, and industry specific applications. PeopleSoft had granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft’s proprietary technology solely for internal use in conjunction with the Development Agreement. During the development period (the “Pre-Release Term”), PeopleSoft had an exclusive right to market, distribute and license pre-release versions of Momentum products.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing and Distribution Agreement

      Under the terms of the Marketing and Distribution Agreement entered into by PeopleSoft and Momentum, Momentum had granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. Upon exercising an option to license a product, PeopleSoft assumed responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft was required to make payments to Momentum based on the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate for pre-release products was a flat 1% of net license fees. PeopleSoft exercised its license option on six products. For these six Momentum products, the product payment rate was determined using a formula which takes the sum of 1% plus an additional 0.1% for each full $1.0 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6% royalty.

Services Agreement

      Under the terms of the Services Agreement, PeopleSoft provided office facilities for and performed accounting, finance, human resources, information systems and legal services on behalf of Momentum. PeopleSoft received $100,000 per quarter as compensation for the provision of these services.

10.	Other Income, Net

      The following table sets forth the components of “Other income, net” for the years ended December 31, (in thousands):

	2002	2001	2000

Interest income	$33,110	$42,730	$42,218
Interest expense	(2,131)	(3,806)	(4,013)
Gain on sale of equity securities	—	—	129,600
Other, net	(379)	(1,321)	(1,830)

Other income, net	$30,600	$37,603	$165,975

11.	Per Share Data

      Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants and from withholdings associated with the Company’s employee stock purchase plan, using the treasury stock method and the conversion of convertible subordinated notes, using the if-converted method.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	2002	2001	2000

Numerator:
Net income	$182,589	$191,554	$145,691
Denominator:
Denominator for basic income per share —
Weighted average shares outstanding	310,777	297,999	279,672
Employee stock options and other	9,533	25,626	23,244

Denominator for diluted income per share —
Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	320,310	323,625	302,916

Basic income per share	$0.59	$0.64	$0.52
Diluted income per share	$0.57	$0.59	$0.48

      The following table sets forth the potential common shares that were excluded from the net income per share computations because the exercise or conversion prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in millions):

	2002	2001	2000

Employee stock options outstanding	25.6	12.2	9.2
Convertible debt	—	1.1	1.1

Total	25.6	13.3	10.3

      The weighted average exercise price of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the years ended December 31, 2002, 2001 and 2000 was $33.71, $37.19 and $30.75 per share.

12.	Retirement Plans

      The Company has two defined contribution retirement plans, a qualified plan under the provisions of section 401(a) of the Internal Revenue Code (the “Qualified Plan”), that covers all employees and a non-qualified plan which covers employees with earnings over the section 401(a)(17) limit in the previous calendar year (the “Non-Qualified Plan”). Under the terms of the Qualified Plan, participants may contribute varying amounts of their annual compensation (limited to the lesser of 50% of compensation or the section 402(g) limit). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of 10% of the employee’s compensation or $10,000, whichever is less, subject to certain vesting provisions based on length of employee service. Company contributions to the Qualified Plan totaled $12.3 million in 2002, $10.4 million in 2001 and $8.3 million in 2000. Under the terms of the Non-Qualified Plan, participants may contribute varying amounts of their annual compensation (up to 100% of compensation). The Company matches a portion of non-qualified employee contributions based upon years of service, up to a maximum of 10% of the employee’s compensation or $10,000, whichever is less, subject to certain vesting provisions based on length of employee service. The Company’s matching contributions to the Non-Qualified Plan totaled $1.6 million in 2002, $1.0 million in 2001 and $0.4 million in 2000.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

      The provision for income taxes for the years ended December 31, consisted of the following components (in thousands):

	2002	2001	2000

Current:
Federal	$15,064	$8,846	$86,655
State	11,659	5,477	20,165
Foreign	21,329	27,568	8,538

	48,052	41,891	115,358
Deferred:
Federal	52,993	48,647	(11,633)
State	100	4,591	(14,267)
Foreign	(498)	2,892	2,058

	52,595	56,130	(23,842)

Provision for income taxes	$100,647	$98,021	$91,516

      The foreign provision for income taxes is based on foreign pretax earnings of $30.4 million, $67.0 million, and $2.1 million in 2002, 2001 and 2000, respectively.

      The provision for income taxes differs from the amount computed by applying the 35% federal statutory income tax rate to the Company’s income before taxes for the years ended December 31, as follows (in thousands):

	2002	2001	2000

Income tax provision at federal statutory rate	$99,133	$101,351	$83,022
State income taxes, net of federal tax effect	7,397	7,736	5,756
Income from tax-advantaged investments	(8,840)	(9,934)	(7,804)
Research and development tax credits	(4,676)	(5,357)	(6,183)
Acquisition related items	3,038	(1,711)	5,261
Change in valuation allowance	(1,327)	(1,797)	2,695
Other	5,922	7,733	8,769

Provision for income taxes	$100,647	$98,021	$91,516

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes at December 31, consisted of the following (in thousands):

	2002	2001

Deferred tax assets:
Deferred revenues, net	$49,782	$41,578
Accrued compensation	15,844	12,114
Net operating losses and tax credits	123,866	138,739
Capitalized research and development costs	43,705	10,810
Other	44,934	64,542

Total deferred tax assets	278,131	267,783
Valuation allowance	(18,325)	(26,704)

Net deferred tax assets	259,806	241,079
Deferred tax liabilities:
Capitalized expenses	(19,796)	(14,907)
Other	(50,264)	(32,036)

Total deferred tax liabilities	(70,060)	(46,943)

Total net deferred tax assets	$189,746	$194,136

	2002	2001

Recorded as:
Current U.S. deferred tax assets	$38,534	$55,311
Current foreign deferred tax assets	2,025	2,777
Noncurrent U.S. deferred tax assets	137,577	125,238
Noncurrent foreign deferred tax assets	11,610	10,810

Total net deferred tax assets	$189,746	$194,136

      Deferred tax assets and liabilities are classified in the consolidated balance sheet consistent with the classification of the related asset or liability.

      The valuation allowance decreased by $8.4 million from December 31, 2001 to December 31, 2002. Of the total net decrease, $7.1 million is attributable to stock option deductions, which had been recorded directly to equity; consequently, the $7.1 million reversal relating to that valuation allowance was recorded directly in equity. The remaining $1.3 million decrease in the valuation allowance is primarily related to the net utilization of foreign net operating losses carried forward. Management believes future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

      At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $71.8 million. These losses expire in various years between 2011 and 2022 and are subject to limitations on their utilization. The Company has state net operating loss carryforwards of approximately $30.7 million, which are subject to limitations on their utilization and which expire in various years between 2003 and 2020. The Company also has net operating loss carryforwards in certain foreign jurisdictions of approximately $42.0 million, which expire in various years. The Company has tax credit carryforwards of approximately $82.4 million. The expiration periods for those credits subject to statutory carryforward limitations range from 2003 and 2021.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stockholders’ Equity

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

Common Stock

      The Company has never paid cash dividends on its common stock. At December 31, 2002, 85,202,227 authorized but unissued shares of common stock were reserved for issuance under the Company’s stock plans.

Stock Plans

1992 Employee Stock Purchase Plan

      Under the 1992 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each January 1st and July 1st. Participation in the offering is limited to the lesser of 10% of an employee’s compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 14,850,632 shares of common stock have been reserved for issuance under this plan of which 3,186,205 shares were available for issuance as of December 31, 2002. Shares issued under this plan were, 1,400,200 in 2002, 1,545,148 in 2001 and 1,674,470 in 2000. In January 2003, 1,269,377 shares were issued in connection with the offering period ended December 31, 2002.

Stock Option Plans

      Pursuant to the 2001 Stock Plan, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and stock purchase rights may be granted. A total of 6,000,000 shares of common stock have been reserved for issuance under this plan. The exercise price of each stock option and the price of the stock for the stock purchase right shall not be less than 100% of the fair market value of the stock on the date the award is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting for all awards generally occurs at a rate of 25% — 33% per year from the date of grant.

      Pursuant to the 2000 Nonstatutory Stock Option Plan, employees and consultants, who are not directors or officers, may be granted nonstatutory stock options to purchase shares of the Company’s common stock. A total of 10,000,000 shares of common stock have been reserved for issuance under this plan. The exercise price of each nonstatutory stock option generally is not less than 100% of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at a rate of 25% — 50% per year from the date of the grant.

      Pursuant to the 1989 Stock Plan, employees and consultants may be granted incentive stock options, nonstatutory stock options and stock purchase rights. As of December 31, 2002, a total of 159,528,035 shares of common stock have been reserved for issuance under this plan. The exercise price of each incentive and

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonstatutory stock option shall not be less than 100% and 85%, respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at the rate of 25% — 50% per year from the date of grant.

      In connection with prior business combinations, PeopleSoft assumed all of the outstanding stock options of the respective stock plans of these companies, including any shares assumed by those companies in mergers and/or acquisitions. These options retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

Restricted Stock Purchase Agreement

      The Chief Executive Officer was sold 500,000 shares of restricted stock in 1999. These shares vest at a rate of 25% per year. The shares carry voting and dividend rights; however, sales of the shares are restricted prior to vesting. The Company has the right to repurchase any unvested shares upon termination of his employment except under certain limited circumstances under which the award becomes fully vested.

Combined Stock Option Activity

      Option and share activity under the 1989 Stock Plan, the 2000 Nonstatutory Stock Option Plan and the 2001 Stock Plan, including the options assumed by PeopleSoft as a result of mergers and acquisitions, and the Executive Restricted Stock Purchase Agreement, is as follows:

	Weighted Average
	Exercise Price	Shares

Balances at December 31, 1999	$13.41	54,762,828
Granted	18.82	37,312,431
Exercised	10.58	(15,243,931)
Canceled	15.49	(13,114,215)

Balances at December 31, 2000	$17.04	63,717,113
Granted	32.32	17,325,316
Exercised	14.28	(16,710,317)
Canceled	20.96	(4,402,893)

Balances at December 31, 2001	$21.89	59,929,219
Granted	21.77	28,942,131
Exercised	12.95	(6,751,173)
Canceled	27.18	(6,150,499)

Balances at December 31, 2002	$22.20	75,969,678

      The exercise prices for the above grants range from $0.001 to $49.23. At December 31, 2002, options to purchase 37,953,590 shares were exercisable and options to purchase 4,132,094 shares were available for grant.

1992 Directors’ Stock Option Plan

      Under the 1992 Directors’ Stock Option Plan, directors who were not officers or employees were eligible to receive nonstatutory options to purchase shares of common stock. A total of 2,400,000 shares of common stock were reserved for issuance under this plan and, as of December 31, 2002, options to purchase 1,088,000 shares with exercise prices of $1.77 to $40.20 per share have been granted. Options granted under this plan were, 265,000 in 2002, 60,000 in 2001 and 124,000 in 2000. Options exercised under this plan were: none in 2002, 190,750 in 2001, and 161,000 in 2000. A total of 110,000 options were cancelled

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under this plan since inception. As of December 31, 2002, options to purchase 238,750 shares were exercisable and 492,250 options were outstanding. The term of the plan expired on December 31, 2002, so no additional options will be granted under this plan. However, options previously granted will remain outstanding in accordance with their terms. The exercise price of each nonstatutory stock option was equal to 100% of the fair market value of the stock on the date the option was granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting occurs over one to four years from the date of grant.

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

	ESPP			Options

	2002	2001	2000	2002	2001	2000

Expected life (in years)	0.50	0.50	0.50	3.23	2.88	2.43
Expected volatility	0.78	0.70	0.65	0.92	0.70	0.65
Risk free interest rate	1.75%	3.45%	6.22%	3.58%	4.55%	6.22%

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the ESPP. The Company’s pro forma information follows (in thousands, except for income per share information):

	2002	2001	2000

Net income, as reported	$182,589	$191,554	$145,691
Add: Stock-based employee compensation expense included in reported net income, net of tax	6,799	2,671	5,415
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(185,074)	(127,219)	(93,136)

Pro forma net income	$4,314	$67,006	$57,970

Basic income per share
As reported	$0.59	$0.64	$0.52
Pro forma	$0.01	$0.22	$0.21

Diluted income per share
As reported	$0.57	$0.59	$0.48
Pro forma	$0.01	$0.21	$0.19

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average fair value of options granted during 2002, 2001 and 2000 were $13.48, $15.09 and $8.21 per share, respectively. The weighted-average fair value of the shares issued under the ESPP during 2002, 2001, and 2000 was $7.46, $8.23 and $6.46 per share, respectively.

      The following table summarizes information concerning all outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual Life	Average	Number of	Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$0.001 - 15.00	21,890,368	6.75	$13.38	16,794,795	$14.12
15.01 - 20.00	12,121,248	6.98	17.57	6,297,765	17.99
20.01 - 30.00	28,766,384	8.65	24.24	9,361,923	24.92
30.01 - 49.23	13,683,928	8.21	36.10	5,737,857	35.99

	76,461,928			38,192,340

Warrants

      During 1999, the Company issued a warrant to purchase 40,000 shares of the Company’s common stock. This warrant had an exercise price of $12.69 per share and an expiration date of May 11, 2006. In May 2000, this warrant to purchase 40,000 shares of common stock was fully exercised resulting in a net issuance of 2,718 shares of the Company’s common stock. As of December 31, 2002, there were no outstanding warrants.

Common Stock Repurchase Program

      In August 2000, the Board of Directors authorized the repurchase of shares of the Company’s common stock, at management’s discretion, of up to $100.0 million. The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. During 2000, a total of 384,000 shares were repurchased for a total of $15.0 million. During 2001, a total of 805,000 shares were repurchased for a total of $20.0 million. No shares were repurchased during 2002.

15.	Segment and Geographic Areas

      The Company modified its segment disclosure to reflect its global focus and to align its disclosure with how the Company’s business is currently managed and evaluated. The Company’s segment disclosure for 2001 and 2000 was revised to conform to the current period presentation.

      The Company’s chief operating decision maker is its President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. Operating expenses are managed functionally on a global basis. Assets are not identified with geographic segments because the CEO does not evaluate that information to make resource allocation decisions.

      Revenues are defined as revenue generated from unaffiliated customers. “Development and other services” revenue is not considered segment revenue. Correspondingly, “Cost of development and other services” is excluded from the cost of revenues for segment purposes. The segment margins reported for the North America and International business segments are computed by subtracting cost of revenues from revenues from unaffiliated customers. Cost of revenues includes the cost of license, cost of services and the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direct selling cost included in sales and marketing expense. Operating expenses, which are managed functionally on a global basis, include corporate marketing; product development; general and administrative expenses as well as corporate charges and adjustments for product exit, restructuring, merger and other.

      Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the years ended December 31, (in thousands):

	Operating Segments

2002	North America	International	Other	Total

Revenues	$1,476,527	$464,891	$7,530	$1,948,948
Cost of revenues	687,635	278,718	6,755	973,108

Segment margin	$788,892	$186,173	$775	$975,840

Operating expenses			723,204	723,204

Operating income				$252,636

	Operating Segments

2001	North America	International	Other	Total

Revenues	$1,522,138	$494,236	$102,713	$2,119,087
Cost of revenues	805,837	266,751	93,124	1,165,712

Segment margin	$716,301	$227,485	$9,589	$953,375

Operating expenses			701,403	701,403

Operating income				$251,972

	Operating Segments

2000	North America	International	Other	Total

Revenues	$1,261,154	$388,954	$122,279	$1,772,387
Cost of revenues	700,646	226,257	111,053	1,037,956

Segment margin	$560,508	$162,697	$11,226	$734,431

Operating expenses			663,199	663,199

Operating income				$71,232

      Revenues from the Europe/ Middle-East/ Africa region represented 14% of total revenues in 2002 and 13% of total revenues in 2001 and 2000. No other international region had revenues equal to or greater than 10% of total revenues in 2002, 2001 or 2000. Revenues originated in each individual foreign country were less than 5% of total revenues during 2002, 2001 and 2000 with the exception of Canada in 2002. Canada had revenues which comprised 5% of total revenues in 2002.

      Revenues attributable to the U.S. were $1,378.4 million in 2002, $1,536.0 million in 2001 and $1,314.3 million in 2000.

16.	Business Combinations

      During the two years ended December 31, 2002, the Company completed the acquisitions of Momentum Business Applications, Inc. (“Momentum”) and SkillsVillage, Inc. (“SkillsVillage”) and acquired technology from Annuncio Software, Inc. (“Annuncio”). The transactions were accounted for using the purchase

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying consolidated financial statements. Additionally, during the three years ended December 31, 2002, the Company completed five other acquisitions that were not significant to the Company’s financial statements.

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

      The Company allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.7 million to the following intangible assets: $16.6 million to goodwill, $3.2 million to capitalized software, $2.8 million to in-process research and development, $1.5 million to non-compete agreements, $1.0 million to customer relationships and $0.6 million to other intangible assets. Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition, and other charges” in the accompanying consolidated statements of operations, because the purchased research and development had no alternative uses, had not reached technological feasibility and had a reasonably estimable fair value. The capitalized intangible assets are being amortized on a straight-line basis over estimated useful lives of one to three years.

      In performing the purchase price allocation, the Company considered, among other factors, its future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Annuncio’s products. The projected incremental cash flows were discounted to their present value using discount rates of 14% and 25% for developed and in-process technology. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risks associated with achieving anticipated sales related to the technology acquired from Annuncio. Risks include achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

      Pro forma results of operations have not been presented for this acquisition because the effects of this acquisition were not significant to the Company.

Momentum Business Applications, Inc.

      On January 29, 2002, the Company exercised an option to purchase all the outstanding Class A Common Stock of Momentum for $90.0 million in cash. The transaction closed in April 2002 and was accounted for using the purchase method of accounting. See Note 9 “Momentum Business Applications” for further information on Momentum.

      The Company allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.2 million to the following assets and liabilities: $63.1 million to deferred tax assets, $29.5 million to capitalized software, $8.7 million to in-process research and development and $11.1 million to deferred tax liabilities. Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations, because the purchased research and development had no alternative uses, had not reached technological feasibility and had a reasonably estimable fair value. Fourteen in-process research and development projects were identified. Five projects related to Human Resources application suites and accounted for 63% of the amount allocated to in-process research and development. A portal application project accounted for 23% of the amount allocated to in-process research and development. Various other projects accounted for the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining 14% allocated to in-process research and development. The capitalized software products are being amortized on a straight-line basis over an estimated useful life of five years.

      In performing the purchase price allocation, the Company considered, among other factors, future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Momentum’s products, and an analysis of future royalty payments payable to Momentum by the Company. An estimation of the future royalty payments that would not be required to be paid by the Company was the basis for the valuation analysis. The projected after-tax royalty savings was discounted to its present value using discount rates of 12% and 20% for developed and in-process technology. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risks associated with achieving anticipated sales related to the technology acquired from Momentum. Risks included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

Pro Forma Financial Information

      The financial information in the table below summarizes the combined results of operations of PeopleSoft and Momentum, on a pro forma basis, as though the companies had been combined as of the beginning of the period being presented below. The impact of the $8.7 million charge (no tax impact) for in-process research and development associated with the acquisition of Momentum has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place as of the beginning of the period being presented below. The following amounts are in thousands, except per share amounts.

	2002	2001	2000

Revenues	$1,941,418	$2,016,374	$1,650,108
Net income	$185,598	$128,788	$78,827
Basic income per share	$0.60	$0.43	$0.28
Diluted income per share	$0.58	$0.40	$0.26

SkillsVillage, Inc.

      On May 31, 2001, the Company acquired the assets and assumed liabilities of SkillsVillage, through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the procurement and management of contract services. The aggregate purchase price of $31.5 million included the issuance of 398,029 shares of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. When the term of the escrow elapsed, in May 2002, escrow amounts of $2.2 million were accounted for as additional purchase price and distributed to former SkillsVillage shareholders. The remaining amounts in escrow were returned to the Company.

      The Company allocated the excess purchase price over the fair value of the net tangible assets acquired of $2.3 million to the following intangible assets: $21.7 million to goodwill, $4.8 million to completed products and technology, $1.9 million to in-process research and development, and $0.8 million to assembled workforce. As of the acquisition date, the technological feasibility of the in-process technology had not been established, it had no alternative future uses and it had a reasonably estimable fair value. As such, the Company expensed the $1.9 million in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized based on an estimated useful life of four years.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In performing the purchase price allocation, the Company considered, among other factors, future use of the acquired assets and analyses of historical financial performance and estimates of future performance of SkillsVillage’s products. The projected incremental cash flows were discounted back to their present value using discount rates of 18% and 23% for developed and in-process technology, respectively. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital, and the risks associated with achieving anticipated sales related to the technology acquired from SkillsVillage. Risks included achieving anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      Pro forma results of operations have not been presented for this acquisition because the effects of this acquisition were not significant to the Company.

17.	Goodwill

      On January 1, 2002, the Company adopted SFAS 142. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. The application of the provisions of SFAS 142 resulted in a reduction of goodwill amortization expense of $12.4 million for the year ended December 31, 2002. During 2002, the Company completed its transitional goodwill impairment test (comparing the fair value of each of its reporting units as of January 1, 2002 to the carrying value, which includes goodwill) and determined that the carrying amount of goodwill was not impaired. The company selected the third quarter to perform its annual goodwill impairment testing. No impairment loss was recognized based on the goodwill impairment test for the third quarter of 2002. The changes in the carrying amount of goodwill during the year ended December 31, 2002 are as follows (in thousands):

	North
	America	International	Total

Balance as of January 1, 2002	$29,743	$2,460	$32,203
Annuncio acquisition goodwill	16,630	—	16,630
Goodwill from contingent consideration and other	6,302	—	6,302
Foreign currency translation	—	(841)	(841)

Balance as of December 31, 2002	$52,675	$1,619	$54,294

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized below are the effects on net income and income per share as if the Company had followed the non-amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	2002	2001	2000

Net income:
As reported	$182,589	$191,554	$145,691
Goodwill amortization	—	12,407	11,411

Adjusted net income	$182,589	$203,961	$157,102

Basic income per share:
As reported	$0.59	$0.64	$0.52
Goodwill amortization	—	0.04	0.04

Adjusted basic income per share	$0.59	$0.68	$0.56

Diluted income per share:
As reported	$0.57	$0.59	$0.48
Goodwill amortization	—	0.04	0.04

Adjusted diluted income per share	$0.57	$0.63	$0.52

18.	Subsequent Event

      The Company has two synthetic lease arrangements related to certain office facilities in Pleasanton, California, which were constructed for $70.0 million and $105.0 million. The Company has options to purchase the office facilities under these synthetic lease arrangements. On February 27, 2003, the Company exercised its $70.0 million option to purchase the office facilities under the synthetic lease agreement entered into in December 1996.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

(Unaudited)

      Summarized quarterly supplemental consolidated financial information for 2002 and 2001 are as follows (in thousands, except per share amounts):

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2002(a)
Total revenues	$483,267	$482,212	$471,213	$512,256
Operating income	60,596	51,087	62,508	78,445
Net income	44,544	36,020	44,615	57,410
Basic income per share	$0.14	$0.12	$0.14	$0.18
Shares used in basic per share computation	307,990	310,617	312,214	313,170
Diluted income per share	$0.14	$0.11	$0.14	$0.18
Shares used in diluted per share computation	325,865	318,535	315,367	318,256
2001(a)
Total revenues	$514,155	$544,540	$520,736	$539,656
Operating income	46,131	57,693	67,743	80,405
Net income	36,058	47,381	50,345	57,770
Basic income per share	$0.12	$0.16	$0.17	$0.19
Shares used in basic per share computation	290,187	296,104	302,153	303,739
Diluted income per share	$0.11	$0.15	$0.16	$0.18
Shares used in diluted per share computation	315,011	318,601	322,323	323,081

(a)	No cash dividends have been declared or paid in any period presented.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Statement of	Write-offs/	Acquisitions	Ending
Allowance for Doubtful Accounts:	Balance	Operations	Deductions	and Other	Balance

	(In thousands)
Year ended December 31, 2002	$27,660	$11,009	$(13,510)	$(619)	$24,540
Year ended December 31, 2001	$38,928	$16,642	$(25,033)	$(2,877)	$27,660
Year ended December 31, 2000	$45,794	$3,205	$(6,023)	$(4,048)	$38,928

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated as of October 11, 1999 between PeopleSoft, Inc. and Vantive (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
2.2		Stock Option Agreement between PeopleSoft, Inc. and The Vantive Corporation dated as of October 11, 1999. (incorporated by reference to Exhibit 2.5 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
2.3		Restated Certificate of Incorporation of Momentum Business Applications, Inc. (incorporated by reference to Exhibit 3.3 filed with Amendment No. 2 to the Registration Statement of Momentum Business Applications, Inc. on Form 10 (No. 000-25185) filed December 31, 1998).
2.4		Certificate of Amendment of Restated Certificate of Incorporation of Momentum Business Applications, Inc. (incorporated by reference to the Exhibit 3.4 filed with the Current Report of Momentum Business Applications, Inc. on Form 8-K filed September 20, 2001).
3.1		Restated Certificate of Incorporation of PeopleSoft, Inc. filed with the Secretary of State of the State of Delaware on May 24, 1995 (incorporated by reference to Exhibit 4.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996).
3.2		Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 17, 1996 (incorporated by reference to Exhibit 4.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-08575) filed with the Securities and Exchange Commission on July 22, 1996).
3.3		Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on July 3, 1997 (incorporated by reference to Exhibit 3.3 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.4		Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 29, 1998. (incorporated by reference to Exhibit 3.4 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-91111) filed with the Securities and Exchange Commission on November 17, 1999).
3.5		Certificate of Designation as filed with the Secretary of State of the State of Delaware on March 24, 1998 (incorporated by reference to Exhibit 3.4 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.6		Amended and Restated Bylaws of PeopleSoft, Inc. dated February 26, 2002 (incorporated by reference to Exhibit 3.6 filed with PeopleSoft Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.7		Specimen Certificate of PeopleSoft, Inc.’s Common Stock (incorporated by reference to Exhibit 1 filed with Amendment No. 1 to PeopleSoft, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 1992).
4.1		First Amended and Restated Preferred Shares Rights Agreement dated December 16, 1997 (incorporated by reference to Exhibit 1 filed with PeopleSoft, Inc.’s amendment to its Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 25, 1998).
4.2		Indenture (including forms of Notes), dated as of August 15, 1997, between The Vantive Corporation and Deutsche Bank AG, New York Branch, as trustee (incorporated by reference to Exhibit 4.1 filed with The Vantive Corporation’s Registration Statement on Form S-3 (No. 333-40449) filed with the Securities and Exchange Commission on November 19, 1997).
10	.1(1)	Amended and Restated 1989 Stock Plan (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and forms of option agreements thereunder (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

Exhibit
Number		Description

10.2		1992 Employee Stock Purchase Plan as amended to date (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 29, 2000) and form of subscription agreement thereunder (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10	.3(1)	1992 Directors’ Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-53000) filed October 7, 1992, Amendment No. 1 thereto filed October 26, 1992, Amendment No. 2 thereto filed November 10, 1992 and Amendment No. 3 thereto filed November 18, 1992 and PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993 (collectively, the “Original S-1, as amended”).
10	.4(1)	2000 Nonstatutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference the Exhibit 99 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-47000) filed with the Securities and Exchange Commission on September 29, 2000).
10.5		Amended and Restated 2001 Stock Plan dated as of September 27, 2001(incorporated by reference to Exhibit 10.5 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10	.6(1)	Executive Bonus Plan (incorporated by reference to Exhibit 10.4 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.7		The Vantive Corporation Amended and Restated 1991 Stock Option Plan. (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-94833) filed with the Securities and Exchange Commission on January 18, 2000).
10.8		The Vantive Corporation 1997 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-94833) filed with the Securities and Exchange Commission on January 18, 2000).
10.9		TriMark Technologies, Inc. 1998 Director and Executive Officer Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.10		TriMark Technologies, Inc. 1995 Director and Executive Officer Stock Option Plan (as amended) and forms of option agreements thereunder (incorporated by reference to Exhibit 99.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.11		TriMark Technologies, Inc. 1995 Employees and Consultants Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.12		TriMark Technologies, Inc. 1993 Stock Option Plan (as amended) and form of option agreement thereunder (incorporated by reference to Exhibit 99.4 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10.13		Advanced Planning Solutions, Inc. 1998 Stock Plan (incorporated by reference to Exhibit 99 filed with PeopleSoft Inc.’s Registration Statement on Form S-8 (333-44224) filed with the Securities and Exchange Commission on June 1, 2000).
10.14		Amendment and Restatement of PeopleSoft, Inc. 401(k) Plan, dated December 13, 1995, Amendment No. 1 dated December 30, 1994, and Amendment No. 2, dated August 25, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).
10.15		Form of Indemnification Agreement entered into between PeopleSoft, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.6 filed with the Original S-1, as amended).
10.16		Lease dated July 24, 1992 between PeopleSoft, Inc. and Glen Pointe Associates (incorporated by reference to Exhibit 10.9 filed with the Original S-1, as amended).

Exhibit
Number	Description

10.17	Lease dated June 23, 1993 between PeopleSoft, Inc. and Westbrook Corporate Center (incorporated by reference to Exhibit 10.18 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.18	Amendment No. 1 dated September 19, 1994, Amendment No. 2 dated May 15, 1995 and Amendment No. 3 dated June 19, 1995 to the Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.28 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.19	Systems Integrator Agreement dated August 25, 1995 between PeopleSoft, Inc. and Shared Medical Systems Corporation (incorporated by reference to Exhibit 10.29 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.20	Lease dated December 4, 1996 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.32 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.21	Purchase Agreement dated October 22, 1996 between PeopleSoft, Inc. and Norwest Equity Partners IV, L.P. (incorporated by reference to the Exhibit 10.33 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.22	Lease dated January 17, 1994 between PeopleSoft, Inc. and R-H Associates Bldg. III Corp. (incorporated by reference to Exhibit 10.19 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.23	Lease dated March 10, 1994 between PeopleSoft, Inc. and Rosewood Associates (incorporated by reference to Exhibit 10.20 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994).
10.24	Contract of Sale and Escrow Instructions between PeopleSoft, Inc. and Rosewood Owner of California (B) LLC, a California limited liability company, dated October 4, 1995 (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1995).
10.25	Warrant Agreement between PeopleSoft, Inc. and The First National Bank of Boston, as Warrant Agent, dated October 30, 1995 (incorporated by reference to Exhibit 10.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.26	Warrant Purchase Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.27	Registration Rights Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.3 filed with PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed with the Securities and Exchange Commission on December 22, 1995).
10.28	Amendment No. 2 dated September 28, 1994, Amendment No. 3 dated September 21, 1995 and Amendment No. 4 dated December 28, 1995 to the Software License and Support Agreement dated June 23, 1992 between PeopleSoft, Inc. and ADP, Inc. (incorporated by reference to Exhibit 10.25 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.29	Amended Software Development Agreement dated December 22, 1995 between PeopleSoft, Inc. and Solutions for Education Administrators, Inc. (incorporated by reference to Exhibit 10.26 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).
10.30	Red Pepper Software Company 1993 Stock Option Plan, and forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Form S-8 filed with the Securities and Exchange Commission on October 24, 1996).
10.31	Agreement of Purchase and Sale dated July 22, 1998 between PeopleSoft, Inc. and William Willson & Associates (incorporated by reference to Exhibit 10.35 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit
Number		Description

10.32		Lease dated September 14, 1998 between PeopleSoft, Inc. and Hacienda Plaza Associates, LLC (incorporated by reference to Exhibit 10.36 filed with PeopleSoft, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.33		Development and License Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.37 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.34		Marketing and Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.38 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.35		Distribution Agreement dated December 30, 1998 between PeopleSoft, Inc. and Momentum Business Applications, Inc. (incorporated by reference to Exhibit 10.39 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.36		First Amendment to Participation Agreement and Appendix 1 to Participation Agreement, Master Lease and Construction Deed of Trust dated February 20, 1998 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.40 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.37		Second Amendment to Participation Agreement, Master Lease, Guarantee, Construction Deed of Trust, Cash Collateral Agreement, Assignment of Lease and Appendix 1 to Participation Agreement, Master Lease and Construction Deed of Trust dated September 28, 1998 between PeopleSoft, Inc. and Lease Plan North America, Inc. (incorporated by reference to Exhibit 10.41 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.38		Participation Agreement dated September 28, 1998 between PeopleSoft, Inc. and Wilmington Trust Company, ABN AMRO Leasing, Inc., ABN AMRO Bank N.V., and Financial Institutions listed in Schedule I of the Participation Agreement (incorporated by reference to Exhibit 10.42 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.39		Master Lease dated September 28, 1998 between PeopleSoft, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.43 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.40		Appendix 1 to the Participation Agreement and Master Lease dated September 28, 1998 (incorporated by reference to Exhibit 10.44 filed with PeopleSoft, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.41(1)	Employment Agreement between Craig Conway and PeopleSoft, Inc., dated May 10, 1999 (incorporated by reference to Exhibit 10.47 filed with PeopleSoft Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999).
10	.42(1)	Employment Contract between Guy Dubois and PeopleSoft France S.A., dated as of January 1, 2000, and addendums thereto dated as of January 1, 2000, and January 1, 2001 (incorporated by reference to Exhibit 10.45 filed with PeopleSoft Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.43		Amendment to the Development and Marketing Agreements between Momentum and PeopleSoft, dated as of July 23, 2001, made by and between Momentum Business Applications, Inc. and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.45 filed with PeopleSoft Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.44		Teamscape Corporation 1998 Stock Plan (incorporated by reference to Exhibit 99.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-100575) filed with the Securities and Exchange Commission on October 16, 2002).
10	.45(1)	PeopleSoft, Inc. Executive Deferred Compensation Plan, amended and restated effective January 1, 2002
10.46		Termination and Release Agreement dated February 27, 2003, by and between Lease Plan North America, Inc., ABN AMRO Bank. N.V. and PeopleSoft, Inc.
16.1		Letter of Arthur Andersen LLP dated June 5, 2002 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 filed with PeopleSoft, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2002).
21.1		Subsidiaries of PeopleSoft, Inc.

Exhibit
Number	Description

23.1	Independent Auditors’ Consent
23.2	Notice of Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.