Form 10-Q
period 2003-03-31
PEOPLESOFT INC
filed 2003-05-15
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               To

Commission File Number: 0-20710

PeopleSoft, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0137069 (I.R.S. Employer Identification No.)

4460 Hacienda Drive, Pleasanton, California 94588-8618
(Address of principal executive offices, Zip Code)

(925) 225-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     On May 9, 2003, the Registrant had 316,583,870 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$239,031	$319,344
Short-term investments	1,693,811	1,588,172
Accounts receivable, net	313,450	357,353
Deferred tax assets	39,944	40,559
Prepaid and other current assets	47,615	45,448

Total current assets	2,333,851	2,350,876
Property and equipment, net	288,135	222,800
Investments	19,732	21,946
Deferred tax assets	142,953	149,187
Capitalized software, net	39,890	44,101
Goodwill	54,366	54,294
Other assets	5,068	5,359

Total assets	$2,883,995	$2,848,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,728	$23,356
Accrued liabilities	95,031	109,331
Accrued compensation and related expenses	133,179	172,566
Income taxes payable	31,174	48,095
Short-term deferred revenues	455,820	422,657

Total current liabilities	738,932	776,005
Long-term deferred revenues	88,253	95,460
Other liabilities	22,086	21,486

Total liabilities	849,271	892,951

Commitments and contingencies (see notes)

Stockholders’ equity:
Common stock	3,176	3,150
Additional paid-in capital	1,416,744	1,382,442
Retained earnings	638,282	599,803
Treasury stock	(35,654)	(35,563)
Accumulated other comprehensive income	12,176	5,780

Total stockholders’ equity	2,034,724	1,955,612

Total liabilities and stockholders’ equity	$2,883,995	$2,848,563

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues:
License fees	$80,841	$133,290

Maintenance revenue	199,921	164,573
Professional services revenue	179,494	177,874

Services revenue	379,415	342,447
Development and other services	—	7,530

Total revenues	460,256	483,267
Costs and expenses:
Cost of license fees	8,726	11,437
Cost of services	163,469	164,530
Cost of development and other services	—	6,755
Sales and marketing expense	119,558	124,570
Product development expense	83,705	82,333
General and administrative expense	33,015	30,246
Restructuring, acquisition and other charges	—	2,800

Total costs and expenses	408,473	422,671

Operating income	51,783	60,596
Other income, net	6,966	7,239

Income before provision for income taxes	58,749	67,835
Provision for income taxes	20,270	23,291

Net income	$38,479	$44,544

Basic income per share	$0.12	$0.14
Diluted income per share	$0.12	$0.14
Shares used in basic income per share computation	314,782	307,990
Shares used in diluted income per share computation	319,831	325,865

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net income	$38,479	$44,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,884	22,231
Provision for doubtful accounts	3,780	2,037
Tax benefits from employee stock transactions	1,956	14,515
Provision (benefit) for deferred income taxes	6,562	(643)
Gain on sales of investments and disposition of property and equipment, net	(649)	(1,373)
Non-cash stock compensation	2,304	1,569
Restructuring, acquisition and other charges	—	2,800
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	41,742	60,382
Accounts payable and accrued liabilities	(11,509)	3,885
Accrued compensation and related expenses	(39,701)	(33,420)
Income taxes, net	(16,698)	5,258
Deferred revenues	21,015	17,057
Other	584	1,976

Net cash provided by operating activities	74,749	140,818

Investing activities:
Purchase of available-for-sale investments	(3,226,843)	(2,373,033)
Proceeds from maturities and sales of available-for-sale investments	3,123,799	2,267,094
Purchase of property and equipment	(86,695)	(22,418)
Acquisitions, net of cash acquired	—	(29,999)

Net cash used in investing activities	(189,739)	(158,356)

Financing activities:
Proceeds from employee stock transactions	30,068	63,732

Net cash provided by financing activities	30,068	63,732
Effect of foreign exchange rate changes on cash and cash equivalents	4,609	(1,730)

Net (decrease) increase in cash and cash equivalents	(80,313)	44,464
Cash and cash equivalents at beginning of period	319,344	433,700

Cash and cash equivalents at end of period	$239,031	$478,164

Supplemental disclosures:
Cash paid for interest	$58	$1,562
Cash paid for income taxes	$28,675	$4,473

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

     The accompanying financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements are unaudited and in the opinion of management, include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and changes in cash flows. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that may affect the reported amounts. Actual results may differ from the Company’s estimates.

     The interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Per Share Data

     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the number of potential dilutive common shares outstanding during the period. Potential dilutive common shares consist of shares issuable upon the exercise of stock options, shares issuable from withholdings associated with the Company’s employee stock purchase plan and restricted stock not yet vested, using the treasury stock method and the conversion of convertible subordinated notes, using the if-converted method.

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Numerator:
Net income	$38,479	$44,544
Denominator:
Denominator for basic income per share -
Weighted average shares outstanding	314,782	307,990
Employee stock options and other	5,049	17,875

Denominator for diluted income per share -
Weighted average shares outstanding, assuming exercise of potential common shares	319,831	325,865

Basic income per share	$0.12	$0.14
Diluted income per share	$0.12	$0.14

     The following table sets forth the common shares that were excluded from the diluted income per share computations because the exercise or conversion prices were greater than the average market price of the common shares during the period or were otherwise not dilutive (in millions):

	Three Months Ended March 31,

	2003	2002

Employee stock options outstanding	44.5	12.3
Unvested restricted stock	0.8	—
Shares issuable from convertible debt	—	1.1

Total shares excluded	45.3	13.4

     The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three months ended March 31, 2003 and 2002 were $27.89 and $37.67 per share.

3.     Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$38,479	$44,544
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,020	1,409
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(40,902)	(37,864)

Pro forma net (loss) income	$(403)	$8,089

Basic (loss) income per share
As reported	$0.12	$0.14
Pro forma	$0.00	$0.03
Diluted (loss) income per share
As reported	$0.12	$0.14
Pro forma	$0.00	$0.03

4.     Comprehensive Income

     Comprehensive income includes unrealized gains or losses and foreign currency translation gains or losses which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$38,479	$44,544
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(579)	(365)
Foreign currency translation adjustments	5,798	(1,781)
Interest rate swap transactions:
Net unrealized (loss) gain on cash flow hedges	(58)	128
Reclassification adjustment for earnings recognized during the period	1,235	1,272

Comprehensive income	$44,875	$43,798

5.     Derivative Financial Instruments

     Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. Derivative financial instruments are restricted to foreign currency hedges and interest rate swaps. The Company does not hold any derivative financial instruments for trading or speculative purposes.

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures and generally have terms of two months or less. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities.” Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying condensed consolidated statements of operations.

     During the three months ended March 31, 2003 and 2002, the Company recorded net foreign currency losses of $0.2 million and $0.5 million. At March 31, 2003, each of the foreign exchange contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2003.

     At March 31, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Functional Currency	Amount

Euros	$12.7
Singapore dollars	8.4
Canadian dollars	2.3
Chilean pesos	0.7
Australian dollars	0.6
Taiwanese dollars	0.4

$25.1

     At March 31, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Functional Currency	Amount

British pounds	$1.4
Japanese yen	0.8
Swiss francs	0.7
Swedish krona	0.4
South African rand	0.4

$3.7

     At March 31, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Functional Currency	Amount

Hong Kong dollars	$6.2
Singapore dollars	5.4
Australian dollars	0.4
Chilean pesos	0.3
Canadian dollars	0.2

$12.5

     At March 31, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Functional Currency	Amount

Euros	$2.3
South African rand	2.2
British pounds	1.0
Swiss francs	0.7

$6.2

Interest Rate Swap Transactions

     The Company utilizes interest rate swap transactions to manage its exposure to interest rate changes on its remaining synthetic lease obligation. At March 31, 2003, the swaps had an aggregate notional amount of $105.0 million. The swaps mature in September 2003, consistent with the maturity date of the related synthetic lease. Under these agreements, the Company receives a variable rate based on the three month LIBOR set on the last day of the previous quarter and pays a weighted average fixed rate of 6.63%. These swaps are designated under SFAS 133 as hedges against changes in the amount of future cash flows. Included in “Accumulated other comprehensive income” as of March 31, 2003 is a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. The unrealized loss at March 31, 2003 of $1.8 million is estimated to be reclassified into earnings over the remaining life of the swaps based upon a 6-month forward LIBOR rate.

Concentrations of Credit Risk

     The Company does not have a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

6.     Restructuring Reserves

     The following table sets forth the activity in the Company’s restructuring reserves as of March 31, 2003, which are included in “Accrued liabilities” (in thousands). Future cash payments related to the restructuring reserves, which consist solely of lease related obligations, are expected to be made through October 2005.

Balance as of December 31, 2002	$1,312
Cash payments	(197)

Balance as of March 31, 2003	$1,115

7.     Products and Service Warranty Reserve

     The Company provides for the estimated cost of product and service warranties based on specific warranty claims, provided that it is probable that a liability exists, and provided the amount can be reasonably estimated. Warranty expense is equal to the costs to repair or otherwise satisfy the claim. As settlement negotiations proceed, additional information becomes available which may result in changes in the estimated liability. If claims are settled for amounts differing from the Company’s estimates, or if the estimated value of warranty claims were to increase or decrease, revisions to the estimated warranty liability may be required and the warranty expense may change from current levels.

     The following table sets forth the activity in the Company’s product and service warranty reserve, which is included in “Accrued liabilities,” for the three months ended March 31, 2003 (in thousands):

Balance at December 31, 2002	$19,266
Expense related to new claims	1,300
Expense related to changes in estimates	(3,899)
Closed claims	(4,378)

Balance at March 31, 2003	$12,289

8.     Commitments and Contingencies

Synthetic Leases

     On February 27, 2002, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarter facilities located in Pleasanton, California for $70.0 million. The Company has a remaining synthetic lease for certain other headquarter facilities located in Pleasanton, California that were constructed for $105.0 million. This synthetic lease is accounted for as an operating lease. The Company makes rental payments to the lessors equal to the interest computed on the $105.0 million based on LIBOR plus a margin. The Company has an option to renew this synthetic lease or to purchase the related facilities for $105.0 million that is exercisable in September 2003. The Company has a maximum potential loss exposure of $89.3 million on this synthetic lease as it has guaranteed a residual value equal to 85% of the lessor’s cost of construction of $105.0 million. Based on current real estate market conditions, the Company does not believe that it is probable that it will incur a loss related to this guarantee. Under this synthetic lease, the Company is required to maintain compliance with certain financial covenants, is prohibited from making certain payments, including cash dividends, and is subject to various other restrictions. As of March 31, 2003, the Company was in compliance with all covenants. This synthetic lease qualifies as a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). If the Company does not exercise its $105.0 million option to purchase the facilities under this lease agreement before July 1, 2003, it will be required to consolidate the financial position and operating results of this synthetic lease under the provisions of FIN 46.

Customer Indemnification

     From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of March 31, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

Other Matters

     The Company is party to various legal disputes and proceedings arising during the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on the financial position, results of the operations and cash flows of the Company. An unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows.

9.     Segment Information

     The Company’s chief operating decision maker is its President and Chief Executive Officer (CEO). While the CEO is apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. Operating expenses are managed functionally on a global basis. Assets are not identified with geographic segments because the CEO does not evaluate that information to make resource allocation decisions.

     Revenues are defined as revenues generated from unaffiliated customers. Cost of revenues includes the cost of license, cost of services and the direct selling cost included in sales and marketing expense. “Development and other services” revenue is not considered segment revenue. Correspondingly, “Cost of development and other services” is excluded from the cost of revenues for segment purposes. Operating expenses, which are managed functionally on a global basis, include corporate marketing, product development, general and administrative expenses, as well as restructuring, acquisition and other charges.

     Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the three months ended March 31, (in thousands):

	Operating Segments

2003	North America	International	Other	Total

Revenues	$350,655	$109,601	$—	$460,256
Cost of revenues	159,479	68,536	—	228,015

Segment margin	$191,176	$41,065	$—	$232,241

Operating expenses			180,458	180,458

Operating income				$51,783

	Operating Segments

2002	North America	International	Other	Total

Revenues	$363,062	$112,675	$7,530	$483,267
Cost of revenues	171,373	66,672	6,755	244,800

Segment margin	$191,689	$46,003	$775	$238,467

Operating expenses			177,871	177,871

Operating income				$60,596

     Revenues from the Europe/Middle-East/Africa region represented 14% of total revenues for the quarters ended March 31, 2003 and 2002. No other international region had revenues equal to or greater than 10% of total revenues for the three months ended March 31, 2003 or 2002. Revenues originating in each individual foreign country were less than 10% of total revenues for each of the three months ended March 31, 2003 and 2002.

10.     Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (FIN 46) that addresses the consolidation of variable interest entities. The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. This interpretation is applicable to our synthetic lease, entered into in September 1998, under which certain office facilities were constructed in Pleasanton, California at a cost of $105.0 million. We will be required to consolidate the financial position and operating results related to this synthetic lease if we do not exercise our option to purchase the office facilities under this lease before July 1, 2003.

11.     Subsequent Event

     On April 22, 2003, the Company announced it will reduce headcount within various worldwide administrative and support functions resulting in a charge of approximately $4 million. Additionally, the Company expects to consolidate certain California office facilities resulting in the closure of an underutilized facility. The anticipated charge associated with the facility consolidation and closure is approximately $8 million. The Company expects to take these headcount and facility related charges in the second quarter of 2003.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business that are subject to risks and uncertainties. Words such as “anticipate,” “believe,” “estimate,” “forecast,” “intended,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft are intended to identify such forward-looking statements. Forward-looking statements contained throughout this Report include, but are not limited to, those identified with a footnote (1) symbol. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” We undertake no obligation to update the information contained in this Item 2 or elsewhere in this Report.

RESULTS OF OPERATIONS

     The following table shows the percentage of period over period growth and the percentage of total revenues represented by certain line items in our condensed consolidated statements of operations:

	Percentage of
	Dollar Change
	Period Over Period	Percentage of Total Revenues

	Three Months Ended March 31,
	2003/2002	2003	2002

Revenues:
License fees	(39)%	18%	27%

Maintenance revenue	21	43	34
Professional services revenue	1	39	37

Services	11	82	71
Development and other services	(100)	—	2

Total revenues	(5)	100	100
Costs and expenses:
Cost of license fees	(24)	2	2
Cost of services	(1)	36	34
Cost of development and other services	(100)	—	1
Sales and marketing expense	(4)	26	26
Product development expense	2	18	17
General and administrative expense	9	7	6
Restructuring, acquisition and other charges	(100)	—	1

Total costs and expenses	(3)	89	87
Operating income	(15)	11	13
Other income, net	(4)	1	1
Provision for income taxes	(13)	4	5

Net income	(14)	8%	9%

Diluted income per share	(14)%

     Net income decreased $6.0 million or 14% to $38.5 million for the first quarter of 2003 compared to $44.5 million for the first quarter of 2002. Diluted income per share decreased to $0.12 for the first quarter of 2003 compared to $0.14 for the first quarter of 2002.

     Net income for the three months ended March 31, 2002 includes a first quarter charge of $1.7 million (after-tax) for in-process research and development related to the Annuncio Software, Inc. business combination. Refer to “Business Combinations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion.

Revenues

     Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees decreased by 39% to $80.8 million in the first quarter of 2003 from $133.3 million in the first quarter of 2002. The decrease in license revenue, which was distributed across most geographies and regions, reflects a slowdown in capital spending resulting from the continued global economic downturn compounded by escalated geopolitical tensions and the war in Iraq.

     Our services revenue consists of software maintenance fees and professional services revenue (consulting fees, customer training fees and miscellaneous fees). The $35.3 million increase in maintenance revenue during the first quarter of 2003 compared to the first quarter of 2002 is primarily a result of the addition of new customers to our installed base. The $1.6 million increase in professional services during the first quarter of 2003 compared to the first quarter of 2002 reflects continued demand for consulting and training services associated with license activity from current and prior quarters.

     Development and other services revenue consisted of revenue generated pursuant to a development agreement with Momentum Business Applications, Inc. (Momentum). Under this agreement, we performed certain development services on behalf of Momentum. On April 9, 2002, we completed a transaction to purchase Momentum. Subsequent to this acquisition, no development and other services revenue was recognized. Revenue from development and other services decreased to zero for the three months ended March 31, 2003 as compared to $7.5 million for the same period in 2002. Cost of development and other services decreased to zero during the three months ended March 31, 2003 from $6.8 million during the three months ended March 31, 2002. Refer to “Business Combinations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion about Momentum and the acquisition of Momentum. We do not expect to have any further “Development and other services” revenue or related costs.(1)

Costs and Expenses

     Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party technology and products. Cost of license fees consists principally of royalties, license fees for certain third party software products, amortization of capitalized software costs and product warranty costs. Cost of license fees decreased to $8.7 million in the first quarter of 2003 from $11.4 million in the first quarter of 2002. The decrease in the cost of license fees for the three months ended March 31, 2003 is primarily a result of a $3.0 million decrease in royalties to third parties resulting from decreased license fee revenue and a $1.6 million decrease in product warranty expense resulting from reductions in the product warranty reserve based on changes in estimates and a decline in the number of new warranty claims. These decreases are partially offset by a $2.0 million increase in amortization, in the first quarter of 2003, related to software obtained through acquisitions.

     Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing consulting services, post-installation support and training. Cost of services decreased to $163.5 million in the first quarter of 2003 from $164.5 million in the first quarter of 2002, representing 43% and 48% of service revenues in each of those quarters. The decrease in cost of services for the first quarter of 2003 is primarily due to a $3.9 million decrease in service warranty expense resulting from reductions in the service warranty reserve based on changes in estimates and a decline in the number of new warranty claims. Additionally, cost of services decreased due to a $1.3 million decrease related to a reduction in outside consultants, partially offset by a $2.2 million increase in project related travel expenses and a $2.9 million increase in employee compensation and benefit costs. If the demand for services from new and existing customers for installation, consulting, maintenance and training services increases over the next several quarters, we anticipate that our cost of services may increase.(1)

     Sales and marketing expenses decreased to $119.6 million in the first quarter of 2003 from $124.6 million in the first quarter of 2002, representing 26% of total revenues in each of those quarters. The reduction in sales and marketing expenses is primarily due to a $6.5 million decrease in bonus and commission expense associated with lower revenues and a $1.5 million decrease related to a reduction in outside consultants, partially offset by a $1.3 million increase in travel and related expenses, a $1.1 million increase in marketing programs and advertising and a $0.9 million increase in salaries, due to headcount increases in international offices. Sales and marketing expenses may increase in future periods as we increase our sales force and marketing and advertising expenses to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.(1)

     Product development expenses consist of costs primarily related to our software developers and the associated infrastructure costs required to fund product development initiatives. Product development expenses increased to

(1)	Forward-Looking Statement

$83.7 million in the first quarter of 2003 from $82.3 million in the first quarter of 2002, representing 18% and 17% of total revenues in each of those quarters. The increase in product development expenses is primarily attributable to a $5.9 million increase associated with the decrease in development costs billed to Momentum as developers were redeployed to work on internal development initiatives and a $2.0 million increase in salary expense due to increased headcount. Partially offsetting the increases in product development expenses were a $5.1 million decrease in employee bonuses attributable to lower revenues in 2003 and general expense reductions of $1.4 million associated with improved cost management. Our focus is to continue to extend our software offerings by delivering enhanced functionality and to further develop new applications in our integrated application suites: Human Capital Management, Financial Management Solutions, Customer Relationship Management and Supply Chain Management.(1)

     General and administrative expenses increased to $33.0 million during the first quarter of 2003 from $30.2 million during the first quarter of 2002, representing 7% and 6% of total revenues. The increase in 2003 is attributable to a $2.0 million increase in depreciation and facility expenses, a $1.7 million increase in salaries and other compensation and a $0.9 million increase in insurance expense, partially offset by a $1.4 million decrease in employee bonuses attributable to lower revenues and a decrease of $0.7 million in non-product related litigation expense.

Restructuring, Acquisition and Other Charges

     During the three months ended March 31, 2002, we incurred a $2.8 million in-process research and development charge associated with our acquisition of Annuncio Software, Inc. We did not record any restructuring, acquisition or other charges in the first quarter of 2003. In the future, if we consummate business combinations and technology purchases, we may incur additional in-process research and development charges which may impact our results of operations.(1)

Other Income, Net

     Other income, net, which primarily includes interest income and interest expense, decreased to $7.0 million in the first quarter of 2003 from $7.2 million in the first quarter of 2002. The change is primarily a result of a decrease in interest income due to lower interest rates.

Provision for Income Taxes

     Our income tax provision decreased to $20.3 million in the first quarter of 2003 from $23.3 million in the first quarter of 2002. Our effective tax rate was 34.5% and 34.3% for the three months ended March 31, 2003 and 2002. Exclusive of in-process research and development charges, the effective tax rate for the three months ended March 31, 2002 was 34.5%. The net deferred tax assets at March 31, 2003 were $182.9 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), the valuation of these net deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from future operations, subsequent reversals of deferred tax liabilities and other sources.(1)

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to utilize accounting policies and make estimates and assumptions that affect our reported results. We believe policies and estimates related to revenue recognition, capitalized software, allowance for doubtful accounts, product and service warranty reserve and deferred tax asset valuation allowances represent our critical accounting policies and estimates. Future results may differ from our estimates under different assumptions or conditions.

(1)	Forward-Looking Statement

Revenue Recognition

     We recognize revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature. We derive revenues from the following sources: license fee revenue, maintenance revenue and professional services revenue.

     License Fee Revenue. For software license agreements that do not require significant modifications or customization of the software, we recognize software license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. Our software license agreements generally include multiple products and services, or “elements.” Consulting services, if included as an element of software license agreements, generally do not involve significant modification or customization of the licensed software. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. If the license fee due from the customer is not fixed or determinable, revenue is recognized as payment becomes due, assuming all other revenue recognition criteria have been met. We consider arrangements with extended payment terms not to be fixed or determinable. Revenue associated with reseller arrangements is recognized when we receive persuasive evidence that the reseller has sold the products to an end user customer. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on our history, the likelihood of non-acceptance in these situations is remote, and we recognize revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

     Maintenance Revenue. Maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year.

     Professional Services Revenue. Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from certain fixed price contracts is recognized on a percentage of completion basis, which involves the use of estimates. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer.

Capitalized Software

     We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed internal testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs in the three month periods ended March 31, 2003 and 2002. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software. We evaluate the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross revenues were to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

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

Product and Service Warranty Reserve

     We provide for the estimated cost of product and service warranties based on specific warranty claims, provided that it is probable that a liability exists, and provided the amount can be reasonably estimated. Warranty expense is equal to the costs to repair or otherwise satisfy the claim. As settlement negotiations proceed, additional information becomes available which may result in changes in the estimated liability. If claims are settled for amounts differing from our estimates, or if the estimated value of warranty claims were to increase or decrease, revisions to the estimated warranty liability may be required and the warranty expense may change from current levels.

Deferred Tax Asset Valuation Allowance

     We account for income taxes in accordance with SFAS 109. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance against those deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded. We have established valuation allowances for net operating losses incurred in foreign jurisdictions and other foreign tax benefits as well as on operating loss carryforwards in state jurisdictions of acquired companies.

Subsequent Event

     On April 22, 2003, we announced that we will reduce headcount within various worldwide administrative and support functions resulting in a change of approximately $4 million. Additionally, we expect to consolidate certain California office facilities resulting in the closure of an underutilized facility. The anticipated charge associated with the facility consolidation and closure is approximately $8 million. We expect to take these headcount and facility related charges in the second quarter of 2003.(1)

(1)	Forward-Looking Statement

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, we had $239.0 million in cash and cash equivalents and $1.7 billion in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities. At March 31, 2003, working capital was $1.6 billion. We believe that the combination of cash and cash equivalents, short-term investment balances and potential cash flow from operations will be sufficient, at least through the next twelve months, to satisfy our cash requirements, including $105.0 million for the intended purchase of certain office facilities under our remaining synthetic lease arrangement and other purchases of property and equipment.(1)

     Cash provided by operating activities was $74.7 million during the three months ended March 31, 2003 compared to $140.8 million during the same period in 2002. This fluctuation is primarily due to a decrease associated with the fluctuation in the income tax and accounts receivable balances, a decrease in tax benefits from employee stock transactions and lower net income in the first quarter of 2003 compared to the same period in 2002.

     Cash used in investing activities was $189.7 million during the three months ended March 31, 2003 compared to $158.4 million in 2002. The increase in the first quarter of 2003 is primarily attributable to the exercise of a $70.0 million option to purchase office facilities under a synthetic lease agreement partially offset by cash used in business combinations of $30.0 million in the comparable 2002 period.

     Cash provided by financing activities was $30.1 million during the three months ended March 31, 2003 compared to $63.7 million during the three months ended March 31, 2002. The source of cash provided by financing activities during the three months ended March 31, 2003 and 2002 was related to proceeds from the exercise of common stock options by employees and issuance of stock under the employee stock purchase program.

     As part of our business strategy, we consider acquiring companies or products from time to time to enhance our product and service lines. These acquisitions could be paid for with available cash, equity, debt or a combination of these sources.(1)

Commercial Commitments

Synthetic Leases

     On February 27, 2002, we exercised our option under a synthetic lease agreement to purchase certain of our headquarter facilities located in Pleasanton, California for $70.0 million. We have a remaining synthetic lease for certain other headquarter facilities located in Pleasanton, California that were constructed for $105.0 million. This synthetic lease is accounted for as an operating lease. We make rental payments to the lessors equal to the interest computed on the $105.0 million based on LIBOR plus a margin. We have an option to renew this synthetic lease or to purchase the related facilities for $105.0 million that is exercisable in September 2003. We have a maximum potential loss exposure of $89.3 million on this synthetic lease as we have guaranteed a residual value equal to 85% of the lessor’s cost of construction of $105.0 million. Based on current real estate market conditions, we do not believe that it is probable that we will incur a loss related to this guarantee.(1) Under this synthetic lease, we are required to maintain compliance with certain financial covenants, are prohibited from making certain payments, including cash dividends and are subject to various other restrictions. As of March 31, 2003, we were in compliance with all covenants. This synthetic lease qualifies as a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). If we do not exercise our $105.0 million option to purchase the facilities under this lease agreement before July 1, 2003, we will be required to consolidate the financial position and operating results of this synthetic lease under the provisions of FIN 46.

(1)	Forward-Looking Statement

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     Our international business is subject to risks, including, but not limited to, unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     International sales are made mostly from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in local currency as well.

     Our exposure to foreign exchange rate fluctuations primarily arises from intercompany transactions in which certain costs incurred in the United States are charged to our foreign subsidiaries. Intercompany transactions are typically denominated in the functional currency of the foreign subsidiaries in order to centralize foreign exchange risk in the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

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

     At March 31, 2003, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
		Average Exchange
Functional Currency	Notional Amount	Rate per US $

Euros	$12.7 million	0.931
Singapore dollars	8.4 million	1.770
Canadian dollars	2.3 million	1.469
Chilean pesos	0.7 million	731.200
Australian dollars	0.6 million	1.670
Taiwanese dollars	0.4 million	34.800

	$25.1 million

     At March 31, 2003, we had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
		Average Exchange
Functional Currency	Notional Amount	Rate per US $

British pounds	$1.4 million	0.635
Japanese yen	0.8 million	119.99
Swiss francs	0.7 million	1.382
Swedish krona	0.4 million	8.654
South African rand	0.4 million	7.960

	$3.7 million

     At March 31, 2003, each of these contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2003. During the three months ended March 31, 2003, we recorded net foreign currency losses of $0.2 million.

Interest Rate Risk

Investments In Debt Securities

     We invest in a variety of securities, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. Cash balances in foreign currencies overseas represent operating balances that are typically invested in short term time deposits in local operating banks.

     We classify debt securities based on maturity dates on the date of purchase and reevaluate the classification as of each balance sheet date. As of March 31, 2003 and December 31, 2002, all our investments were classified as available-for-sale which are carried at fair value. Fair value is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income” net of tax, in the accompanying condensed consolidated balance sheets.

     Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities, which typically have a shorter duration, may produce less income than expected if interest rates fall. Due in part to these factors, our investment income may decrease in the future due to changes in interest rates.

     At March 31, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. At March 31, 2003, we invested heavily in tax-exempt investments which reduced our weighted average interest rate.

     Below is a presentation of the maturity profile of our investment securities held at March 31, 2003 and the weighted average interest rates. The rates reflect weighted average rates for both taxable and tax-exempt investments (in millions, except interest rates):

	Expected Maturity
			Total
	1 Year or	More than 1	Principal	Total
	less	year	Amount	Fair Value

Available-for-sale investments	$1,693.9	$19.7	$1,713.6	$1,713.5
Weighted average interest rate	1.3%	1.6%

Interest Rate Swap Transactions

     We utilize interest rate swap transactions to manage our exposure to interest rate changes on our remaining synthetic lease obligation. At March 31, 2003, the swaps had an aggregate notional amount of $105.0 million. The swaps mature in September 2003, consistent with the maturity date of the synthetic lease. Under these agreements, we receive a variable rate based on the three month LIBOR set on the last day of the previous quarter and pay a weighted average fixed rate of 6.63%. These swaps are designated under SFAS 133 as hedges against changes in amount of future cash flows. Included in “Accumulated other comprehensive income” as of March 31, 2003 is a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. The unrealized loss at March 31, 2003 of $1.8 million is estimated to be reclassified into earnings over the remaining life of the swaps based upon a 6-month forward LIBOR rate.

ITEM 4 – CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OR THE MARKET PRICE
OF OUR STOCK

     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain descriptions of our expectations regarding future trends affecting our business that are subject to risks and uncertainties. Words such as “anticipate,” “believe,” “estimate,” “forecast,” “intended,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft are intended to identify such forward-looking statements. Forward-looking statements contained throughout this Report include, but are not limited to, those identified with a footnote (1) symbol. We may also make other forward-looking statements from time to time, both written and oral. Forward-looking statements apply as of the date they are made and we undertake no obligation to update the information to reflect changes that occur after that date. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Report.

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2002, 2001 and 2000 contained in our 2002 Annual Report on Form 10-K.

Continued regional and/or global economic, political and market conditions may cause a decrease in demand for our software and related services which may negatively affect our revenue and operating results.

     Our revenue and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy, governmental budget deficits and political instability in geographic areas have resulted in companies, government agencies and educational institutions, reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East may impact the purchasing decisions of current or potential customers. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

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

     Our revenues and results of operations can be difficult to predict and may fluctuate substantially from quarter to quarter. Our expense levels, operating costs and hiring plans are based on projections of future revenues. If our actual revenues fall below expectations, our net income may be adversely affected. Factors that may affect the predictability of actual revenues include the following:

•	our sales cycle can vary as a result of the complexity of a customer’s overall business needs and may extend over one or more quarters;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements are typically completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and unstable political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and services revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions;

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions; and

•	changes in customers’ seasonal purchasing patterns may result in imprecise quarterly revenue projections.

Our future revenue is dependent in part upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional professional services.

     Our installed customer base has traditionally generated additional new license, professional service and maintenance revenues. In future periods, customers may not necessarily license additional products or contract for additional services or maintenance. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenues could decrease and our operating results could be adversely affected.

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

     Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (SOP) 97-2, “Software Revenue Recognition,’’ and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101.

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

Increases in services revenue as a percentage of total revenues may decrease overall margins.

     We realize lower margins on services revenue than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business. As a result, if services revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be impacted.

Acquisitions may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition.

     As a component of our strategy, we may acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

•	difficulty assimilating the operations and personnel of the acquired company;

•	difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	ongoing business may be disrupted by transition and integration issues;

•	key technical and managerial personnel from the acquired business may not be able to be retained;

•	the financial and strategic goals for the acquired and combined businesses may not be achieved;

•	relationships with partner companies or third party providers of technology or products could be adversely affected;

•	relationships with employees and customers could be impaired;

•	due diligence processes may fail to identify significant issues with product quality, product architecture, legal and financial contingencies, and product development, among other things; and

•	significant exit charges may be sustained if products acquired in business combinations are unsuccessful.

Our margins may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in our industry.

     We compete with a variety of software vendors in all of our major product lines, including vendors of enterprise application software, manufacturing software applications, CRM applications, human capital management software and financial management solutions software. Some of our competitors may have advantages over us due to their larger worldwide presence, longer operating and product development history, and substantially greater technical and marketing resources, or exclusive intellectual property rights. At least one competitor has a larger installed base than we do.

     If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality which we do not currently provide, we may need to lower prices or offer other favorable terms in order to successfully compete.

If we fail to introduce new or improved products and service offerings, our results of operations and the financial condition of the business could suffer.

     The market for our software products is intensely competitive and is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The competitive environment demands that we constantly improve our existing products and create new products. Our future success may depend in part upon our ability to:

•	improve our existing products and develop new ones to keep pace with technological developments, including developments related to the internet;

•	successfully integrate third party products;

•	enter new markets;

•	satisfy customer requirements; and

•	maintain market acceptance.

     If we are unable to meet these challenges, our results of operations and our financial condition may be adversely affected.

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

     We continue to invest in the expansion of our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing economic and political conditions that could adversely affect our results of operations. The following factors, among others, present risks that could have an adverse impact on our business:

•	conducting business in currencies other than United States dollars subjects us to fluctuations in currency exchange rates and currency controls;

•	increased cost and development time required to adapt our products to local markets;

•	lack of experience in a particular geographic market;

•	legal, regulatory, social, political, labor or economic uncertainties in a specific country or region, including loss or modification of exemptions for taxes and tariffs, increased withholding or other taxes on payments by subsidiaries, import and export license requirements, trade tariffs or restrictions, war, terrorism and civil unrest;

•	higher operating costs due to local laws or regulation; and

•	inability to hedge the currency risk in some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure.

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

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices or our earnings may be affected.

     We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, the Company’s earnings could be negatively impacted. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

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

     Third parties may assert infringement claims against us more aggressively in the future, especially in light of recent developments in patent law expanding the scope of patents on software and business methods. These assertions, regardless of their validity, could result in costly and time-consuming litigation, including damage awards, or could require costly redesign of products or present the need to enter into royalty arrangements which would decrease margins and could adversely affect the results of operations. Any such litigation or redesign of products could also negatively impact customer confidence in our products and result in reduced licensing revenue.

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

     Potential terrorist attacks on United States interests present a threat to communication systems, information technology and security, damage to buildings and their contents and injury to or death of key employees. We continue to take steps to increase security and add protections against terrorist threats. This may require adjustment or change of business practices, which could involve significant capital expenditure and result in loss of focus and distraction of management, development and sales employees. Moreover, an actual or perceived increase in risk of travel due to the prospect of terrorist activity may reduce our ability to demonstrate products and meet with prospective customers, which may adversely affect our ability to close sales and meet projected forecasts. In addition, our data center near our Pleasanton headquarters could be vulnerable to catastrophic events such as major earthquake, fire, flood or attack. Significant structural damage to the data center could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal disputes and proceedings arising during the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse affect on our financial position, results of operations and cash flows. An unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003

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

          5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ CRAIG A. CONWAY

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

          5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ KEVIN T. PARKER

Kevin T. Parker
Executive Vice President,
Finance and Administration,
Chief Financial Officer
PeopleSoft, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002