Form 10-Q
period 2003-06-30
PEOPLESOFT INC
filed 2003-08-14
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ To ________

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

On August 8, 2003, the Registrant had 364,055,320 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$272,860	$319,344
Short-term investments	1,666,693	1,588,172
Accounts receivable, net	312,291	357,353
Deferred tax assets	38,700	40,559
Prepaid expenses and other current assets	54,568	45,448

Total current assets	2,345,112	2,350,876
Property and equipment, net	389,974	222,800
Investments	37,764	21,946
Deferred tax assets	140,839	149,187
Capitalized software, net	35,679	44,101
Goodwill	54,657	54,294
Other assets	6,217	5,359

Total assets	$3,010,242	$2,848,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,429	$23,356
Accrued liabilities	102,933	109,331
Accrued compensation and related expenses	148,878	172,566
Income taxes payable	23,471	48,095
Short-term deferred revenues	468,501	422,657

Total current liabilities	779,212	776,005
Long-term deferred revenues	90,319	95,460
Other liabilities	29,617	21,486

Total liabilities	899,148	892,951
Commitments and contingencies (see accompanying notes)
Stockholders’ equity:
Common stock	3,191	3,150
Additional paid-in capital	1,439,759	1,382,442
Retained earnings	674,816	599,803
Treasury stock	(36,429)	(35,563)
Accumulated other comprehensive income	29,757	5,780

Total stockholders’ equity	2,111,094	1,955,612

Total liabilities and stockholders’ equity	$3,010,242	$2,848,563

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues:
License fees	$111,726	$131,929	$192,567	$265,219

Maintenance revenue	205,563	171,327	405,484	335,900
Professional services revenue	180,153	178,956	359,647	356,830

Service revenue	385,716	350,283	765,131	692,730
Development and other service revenue	—	—	—	7,530

Total revenues	497,442	482,212	957,698	965,479
Costs and expenses:
Cost of license fees	9,563	10,182	18,289	21,619
Cost of services	166,698	171,159	330,167	335,689
Cost of development and other services	—	—	—	6,755
Sales and marketing expense	131,492	126,162	251,050	250,732
Product development expense	84,646	87,547	168,351	169,880
General and administrative expense	41,024	27,396	74,039	57,642
Restructuring, acquisition and other charges	13,799	8,679	13,799	11,479

Total costs and expenses	447,222	431,125	855,695	853,796

Operating income	50,220	51,087	102,003	111,683
Other income, net	4,712	8,478	11,678	15,717

Income before provision for income taxes	54,932	59,565	113,681	127,400
Provision for income taxes	18,398	23,545	38,668	46,836

Net income	$36,534	$36,020	$75,013	$80,564

Basic income per share	$0.12	$0.12	$0.24	$0.26
Shares used in basic income per share computation	315,707	310,617	315,302	309,276
Diluted income per share	$0.11	$0.11	$0.23	$0.25
Shares used in diluted income per share computation	318,630	318,535	319,299	322,590

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

Operating activities:
Net income	$75,013	$80,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,710	46,335
Provision for doubtful accounts	5,544	6,140
Tax benefits from employee stock transactions	3,585	22,496
Provision (benefit) for deferred income taxes	7,739	(4,268)
Gain on sales of investments and disposition of property and equipment, net	(1,289)	(2,881)
Non-cash stock compensation	4,628	3,752
Restructuring, acquisition and other charges	1,722	11,479
Changes in operating assets and liabilities:
Accounts receivable	45,350	54,293
Accounts payable and accrued liabilities	10,735	(10,963)
Accrued compensation and related expenses	(26,157)	(22,323)
Income taxes, net	(23,529)	11,176
Deferred revenues	26,439	12,755
Other	6,769	5,832

Net cash provided by operating activities	193,259	214,387
Investing activities:
Purchase of investments	(6,822,384)	(4,733,065)
Proceeds from sales and maturities of investments	6,732,056	4,581,692
Purchase of property and equipment	(213,801)	(50,859)
Acquisitions, net of cash acquired	—	(117,758)

Net cash used in investing activities	(304,129)	(319,990)
Financing activities:
Proceeds from employee stock transactions	49,145	78,113

Net cash provided by financing activities	49,145	78,113
Effect of foreign exchange rate changes on cash and cash equivalents	15,241	12,066

Net decrease in cash and cash equivalents	(46,484)	(15,424)
Cash and cash equivalents at beginning of period	319,344	433,700

Cash and cash equivalents at end of period	$272,860	$418,276

Supplemental disclosures:
Cash paid for interest	$74	$2,149
Cash paid for income taxes	$50,330	$16,548

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The accompanying financial statements for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements are unaudited and in the opinion of management, include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and changes in cash flows. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the accompanying financial statements. Despite the Company’s best effort to make these good faith estimates and assumptions, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

     These interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Income Per Share

     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the number of potential dilutive common shares outstanding during the period. Potential dilutive common shares consist of shares issuable upon the exercise of stock options, shares issuable resulting from withholdings associated with the Company’s employee stock purchase plan and restricted stock not yet vested, using the treasury stock method, and the conversion of convertible subordinated notes, using the if-converted method.

     The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Numerator:
Net income	$36,534	$36,020	$75,013	$80,564
Denominator:
Denominator for basic income per share -
Weighted average shares outstanding	315,707	310,617	315,302	309,276
Employee stock options and other	2,923	7,918	3,997	13,314

Denominator for diluted income per share -
Weighted average shares outstanding, assuming exercise of potential common shares	318,630	318,535	319,299	322,590

Basic income per share	$0.12	$0.12	$0.24	$0.26
Diluted income per share	$0.11	$0.11	$0.23	$0.25

     The following table sets forth the common shares that were excluded from the diluted income per share computations because the exercise or conversion prices were greater than the average market price of the common shares during the period or were otherwise not dilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Employee stock options	51.9	41.2	45.3	20.7
Unvested restricted stock	0.7	0.8	0.7	—
Shares issuable from convertible debt	—	1.1	—	1.1

Total shares excluded	52.6	43.1	46.0	21.8

     The weighted average exercise prices of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the three months ended June 30, 2003 and 2002 were $25.78 and $28.19 per share, respectively, and for the six months ended June 30, 2003 and 2002 were $27.72 and $42.06 per share, respectively.

3.   Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income, as reported	$36,534	$36,020	$75,013	$80,564
Add: Stock-based employee compensation expense included in reported net income, net of tax	2,045	1,916	4,065	3,325
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(33,984)	(49,144)	(74,886)	(87,008)

Pro forma net income (loss)	4,595	(11,208)	4,192	(3,119)
Basic income (loss) per share
As reported	$0.12	$0.12	$0.24	$0.26
Pro forma	$0.01	$(0.04)	$0.01	$(0.01)
Diluted income (loss) per share
As reported	$0.11	$0.11	$0.23	$0.25
Pro forma	$0.01	$(0.04)	$0.01	$(0.01)

4.   Comprehensive Income

     Comprehensive income primarily includes unrealized gains or losses on investments, mark-to-market adjustments on interest rate swap transactions, and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$36,534	$36,020	$75,013	$80,564
Other comprehensive income:
Net unrealized gain (loss) investments	1,896	63	1,317	(302)
Foreign currency translation adjustments	13,933	16,745	19,731	14,964
Interest rate swap transactions:
Net unrealized loss on cash flow hedges	—	(983)	(58)	(855)
Reclassification adjustment for earnings recognized during the period	871	818	2,106	2,090
Reclassification adjustment for realized loss on the termination of interest rate swap agreements	881	—	881	—

Comprehensive income	$54,115	$52,663	$98,990	$96,461

5.   Derivative Financial Instruments

     Derivative financial instruments are only utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company does not hold any derivative financial instruments for trading or speculative purposes.

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures and generally have terms of two months or less. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities.” Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net.”.

     During the three months ended June 30, 2003 and 2002, the Company recorded net foreign currency losses of $1.0 million and net foreign currency gains of $3.0 million, respectively. During the six months ended June 30, 2003 and 2002, the Company recorded net foreign currency losses of $1.2 million and net foreign currency gains of $2.5 million, respectively. At June 30, 2003, each of the foreign exchange contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2003.

     At June 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

Notional
Foreign Currency	Amount

Singapore dollars	$8.8 million
Canadian dollars	8.5 million
New Zealand dollars	1.0 million
Japanese yen	1.0 million
Swiss francs	0.9 million
Swedish krona	0.8 million
Euros	0.7 million
Taiwanese dollars	0.4 million

$22.1 million

     At June 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

Notional
Foreign Currency	Amount

Hong Kong dollars	$0.9 million
South African rand	0.6 million

$1.5 million

     At June 30, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

Notional
Foreign Currency	Amount

Hong Kong dollars	$8.7 million
Singapore dollars	5.7 million

$14.4 million

     At June 30, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

Notional
Foreign Currency	Amount

Euros	$3.7 million
South African rand	2.9 million
British pounds	1.1 million
Swiss francs	0.9 million
Japanese yen	0.8 million
Canadian dollars	0.6 million
Swedish krona	0.4 million
New Zealand dollars	0.3 million

$10.7 million

Interest Rate Swap Transactions

     The Company used interest rate swap transactions to manage its exposure to interest rate changes on its synthetic lease obligations. The swaps had an aggregate notional principal amount of $175.0 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70.0 million, and concurrently, swaps with an aggregate notional principal amount of $70.0 million matured. On June 30, 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million. As a result of this transaction, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105.0 million resulting in a pretax charge of $1.4 million to “Other income, net.” Included in “Accumulated other comprehensive income” at March 31, 2003 was a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. In the second quarter of 2003, $0.9 million (after-tax) was reclassified from other comprehensive income into earnings by making scheduled swap payments and $0.9 million (after-tax) was recognized as a realized loss that was reclassified from other comprehensive income into earnings upon the termination of the remaining interest rate swap agreements.

Concentrations of Credit Risk

     The Company does not have a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

6.   Restructuring Reserves

     During the second quarter of 2003, the Company recorded pretax restructuring charges of $13.8 million. The $13.8 million of restructuring charges are included in “Restructuring, acquisition and other charges” and consisted of $4.6 million for employee severance, $7.5 million for the fair value of lease obligations associated with the closure of an office facility and $1.7 million for the impairment of related leasehold improvements.

Approximately $12.1 million of the restructuring charge is a cash charge, which is expected to be funded through operating cash flow.

     The following table sets forth the activity in the Company’s restructuring reserves for the quarter ended June 30, 2003, which is included in “Accrued liabilities” (in thousands).

	Employee	Asset	Leases
	Costs	Impairment	Obligations	Total

Balance March 31, 2003	$—	$—	$1,115	$1,115
Restructuring charges	4,544	1,722	7,533	13,799
Cash payments	(1,559)	—	(465)	(2,024)
Non-cash items	—	(1,722)	28	(1,694)

Balance June 30, 2003	$2,985	$—	$8,211	$11,196

     Future cash payments related to the restructuring reserves, which consist of future severance payments and office lease payments, are expected to be made through October 2005.

7.   Products and Service Warranty Reserve

     The Company provides for the estimated cost of product and service warranties based on specific warranty claims, provided that it is both probable that a potential liability exists and that the amount can be reasonably estimated. Additional information may become available in the future which may result in changes to the originally estimated liability. In addition, if estimated claims are settled for amounts differing from the Company’s estimates, or if the estimated value of warranty claims were to increase or decrease, revisions to the estimated warranty liability may be required and warranty expense may change from current levels.

     The following table sets forth the activity in the Company’s product and service warranty reserve, which is included in “Accrued liabilities,” for the three months ended June 30, 2003 (in thousands):

Total

Balance at March 31, 2003	$12,289
Expense related to new claims	2,397
Reduction in expense related to changes in estimates	(1,530)
Settlement of claims	(3,621)

Balance June 30, 2003	$9,535

8.   Business Combinations

     On June 1, 2003, the Company, Jersey Acquisition Corporation, a wholly owned subsidiary of the Company (“Jersey”), and J.D. Edwards and Company (“J.D. Edwards”) entered into an Agreement and Plan of Merger which provided for an offer to purchase all the outstanding shares of common stock of J.D. Edwards (the “exchange offer”). On June 16, 2003, the Company entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with J.D. Edwards and Jersey. The value of the consideration to be given for approximately 122 million shares of the outstanding J.D. Edwards common stock was approximately $1.8 billion.

     On June 19, 2003, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO with regard to the exchange offer and a Registration Statement on Form S-4 to register the shares to be issued in the exchange offer. Pursuant to the exchange offer, holders of J.D. Edwards’ common stock were entitled to make an election to tender their shares for cash or shares of PeopleSoft stock and such holders were entitled to receive cash, stock, or a combination of cash and stock, in each case having a value, on a per share basis of $7.05 plus 0.43 of a share of the Company’s common stock, allocated by prorating cash and shares available in the exchange offer among the elections made by the holders. The value of the cash and stock consideration to be paid to tendering J.D. Edwards shareholders was based upon the closing prices of one share of the Company’s common stock during the five trading days ending before the second trading day prior to the expiration of the exchange offer.

     On July 14, 2003, the Company and J.D. Edwards announced that, in connection with the Company’s exchange offer to acquire all of the outstanding shares of J.D. Edwards, the companies received notice of termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     The Company’s offer to acquire all of the outstanding shares of J.D. Edwards expired at midnight, New York City time on Thursday, July 17, 2003. At the expiration of the offer and after delivery of guaranteed shares, 104,754,894 shares of J.D. Edwards common stock had been validly tendered for exchange, all of which were accepted for exchange by PeopleSoft at approximately 1:45 a.m., New York City time, on Friday, July 18, 2003. As a result of such acceptance and exchange, PeopleSoft owns approximately 85% of the J.D. Edwards common stock outstanding as of August 8, 2003 The Company expects to acquire all of the remaining shares of J.D. Edwards by completing a merger of a wholly-owned subsidiary of the Company with J.D. Edwards before the end of August 2003.

9.   Oracle’s Unsolicited Tender Offer for PeopleSoft’s Common Stock and Customer Protection Program

Unsolicited Tender Offer for PeopleSoft’s Common Stock

     On June 6, 2003, Oracle Corporation (“Oracle”) announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle Offer”). On June 8, 2003, the Company’s board of directors met and discussed Oracle’s unsolicited offer and formed a Transaction Committee of independent directors, comprised of Frank J. Fanzilli, Jr., Steven D. Goldby, A. George Battle and Cyril J. Yansouni. The purpose of the Transaction Committee is to evaluate and assess the terms of the Oracle Offer in consultation with the Company’s board of directors’ financial and legal advisors, and make a recommendation to its board. On June 9, 2003, Oracle and Pepper Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Oracle, filed a Tender Offer Statement on Schedule TO with the SEC in connection with the Oracle Offer. On June 11, 2003, the Company’s board of directors, including all of the members of the Transaction Committee, met with management and the board’s financial and legal advisors to further consider and discuss the Oracle Offer. After careful consideration, including consultation with management and the board’s financial and legal advisors, the Transaction Committee unanimously concluded that the Oracle Offer dramatically undervalued the Company, would face lengthy antitrust scrutiny, with a significant likelihood that the necessary approval would not be granted, the delays and uncertainties created by the Oracle Offer, coupled with Oracle’s stated intent to discontinue the Company’s products, represented a substantial threat to stockholder value, and that the unsolicited and hostile nature of the Oracle Offer, combined with Oracle’s public statements, was designed to disrupt the Company’s momentum at significant cost to the Company and its customers. For these and other reasons (more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9, as amended, filed with the SEC in response to the Oracle Offer) the Transaction Committee determined that the Oracle Offer was not in the best interests of the stockholders and unanimously recommended to the full board of directors that the full board, in turn, recommend that the Company’s stockholders reject the Oracle Offer and not tender their shares to Oracle for purchase. The full board of directors concurred with the committee and, having determined that the Oracle Offer was not in the best interests of the Company’s stockholders, unanimously recommended that the stockholders reject the Oracle Offer. The Company publicly announced the board’s recommendation on June 12, 2003.

     On June 18, 2003, Oracle announced that it had amended its offer to purchase all of the outstanding stock of PeopleSoft by increasing the purchase price from $16.00 to $19.50 per share. After careful consideration, including consultation with management and the board’s financial and legal advisors, the Transaction Committee unanimously concluded that their previously stated reasons for rejecting the Oracle Offer remained unchanged. As more fully described in the Company’s amended Schedule 14D-9, the Transaction Committee determined that the Oracle Offer was not in the best interests of the stockholders and unanimously recommended to the full board that it recommend that the stockholders reject the Oracle Offer and not tender their shares to Oracle for purchase. The full board of directors concurred with the Transaction Committee and, having determined that the revised Oracle Offer was not in the best interests of the Company’s stockholders, unanimously recommended that the stockholders reject the revised Oracle Offer. The Company publicly announced the board’s recommendation on June 20, 2003. On June 30, 2003, the Department of Justice requested additional information from Oracle and the Company regarding antitrust matters relating to Oracle’s proposed acquisition of PeopleSoft, known as a “second request.”

     On July 14, 2003, Oracle announced the extension of expiration of the Oracle Offer from July 18 to August 15, 2003. On July 24, 2003, Oracle amended its offer to eliminate the condition requiring Oracle’s consent for any amendment to the merger agreement between PeopleSoft and J.D. Edwards. As a result of the Company’s issuance of additional shares pursuant to the exchange offer and acquisition of J.D. Edwards, Oracle’s cash offer of $19.50 per share was increased to a total of approximately $7.3 billion. On August 8, 2003, Oracle announced the extension of expiration of the Oracle Offer from August 15 to September 19, 2003. See Note 10, “Commitments and Contingencies” for information about litigation instituted by the Company and others related to the Oracle tender offer.

Customer Protection Program

     In response to Oracle’s public statement about its intent to discontinue the Company’s products and to minimize a potential loss of business during the Oracle Offer, in June 2003 the Company implemented a customer protection program. This program incorporates a contingent change in control provision to its standard perpetual licensing arrangement which provides customers purchasing application licenses with financial protection in the event that an acquirer discontinues the sale, development or support of PeopleSoft applications within a specified period after an acquisition. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees. The multiple increases as the arrangement fees increase and generally will be paid provided the following events occur:

•	within one year of the contract effective date, the Company is acquired or merged, and the Company is not the acquirer, and

•	within two years of the contract effective date, the acquiring company announces a) its intention to discontinue, or discontinues support services before the end of the normal support term as defined by the Company’s standard policies, or b) announces its intention to stop licensing PeopleSoft products to new customers, or c) announces its intention not to provide updates or new releases for supportable products, which would, if the Company were not acquired or merged into the acquired company, have been considered updates or new releases under standard business policies, and

•	the customer requests the payment in writing by December 31, 2005, and the customer has timely paid for support services in accordance with the terms of the customer’s agreement with the Company.

     Customers retain rights to the licensed products whether or not the customer protection program’s payments are implicated. No customer is entitled to a refund of arrangement fees paid under the customer’s contract with the Company, but the customer would be entitled to a payment under the customer protection program if all of the conditions stated above are met.

     The customer protection program has no financial statement impact on PeopleSoft. A contingent liability would only be recognized in the financial statements of the Company or its acquirer upon or after the consummation of a business combination provided all the events listed above occurred. As of June 30, 2003, the maximum potential amount of future payments which may be required to be made under the customer protection program was approximately $391 million.

     The Company intends to continue to offer the customer protection program for an indefinite period of time.

10.   Commitments and Contingencies

Customer Indemnification

     From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of June 30, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

PeopleSoft Shareholder Actions — Delaware Court of Chancery

     On June 6, 2003, Felix Ezeir (Case No. 20349-NC), Teresita Fay (Case No. 20350-NC), Robert Crescente (Case No. 20351-NC), Robert Corwin (Case No. 20352-NC) and Ernest Hack (Case No. 20353-NC), all of whom purport to be stockholders of the Company, each filed a putative stockholder class action suit in the Delaware Court of Chancery against the Company and several of its officers and directors. The suits allege that defendants breached their fiduciary duties in connection with the Company’s response to Oracle Corporation’s tender offer purportedly announced on June 6, 2003. Plaintiffs in each of the actions seek injunctive relief and an accounting. On June 10, 2003, an action was filed in the Delaware Court of Chancery against these same defendants by Steven Padness (Case No. 20358-NC), making similar allegations and seeking similar relief. On June 12, 2003, an action was filed in the Delaware Court of Chancery against these same defendants by Thomas Nemes (Case No. 20365-NC), making similar allegations and seeking similar relief (the “Nemes Action”). The Nemes Action was amended on June 18, 2003, to include allegations and seeking relief similar to those in the above-referenced actions.

     On June 25, 2003, on an application filed in the Nemes Action, the Court consolidated the actions listed above under a single caption and case number: In re PeopleSoft, Inc. Shareholder Litigation, Consol. C.A. No. 20365-NC. Defendants filed their Answer on June 25, 2003.

     On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action suit in the Delaware Court of Chancery against the Company and several of its officers and directors. The suit alleges that defendants breached their fiduciary duties in connection with the Company’s response to Oracle’s tender offer purportedly announced on June 6, 2003. Plaintiff seeks injunctive relief, an accounting and damages. On July 22, 2003, the Court ordered that this action be consolidated with the other putative shareholder actions listed above.

     Document discovery has commenced in these consolidated actions and is coordinated with the discovery in the action filed against the Company by Oracle Corporation, discussed below.

     On June 27, 2003, Milton Pfeiffer (Case No. 20390-NC), who purports to be a shareholder of J.D. Edwards, filed a putative class action against J.D. Edwards and several of its officers and directors, alleging that defendants breached their fiduciary duties in connection with the amendment of the merger agreement between J.D. Edwards and the Company. Plaintiff seeks injunctive relief, an accounting and damages. Defendants moved to dismiss or stay the action on the grounds, inter alia, that Pfeiffer is not a proper plaintiff. In response, on July 24, 2003, Pfeiffer amended his complaint, adding as a plaintiff Ward Quarles, who also purports to be a shareholder of J.D. Edwards. The amended complaint also adds the Company as a defendant and alleges that the Company aided and abetted J.D. Edwards and the other defendants in their alleged breaches of fiduciary duty. The amended complaint seeks an accounting and damages.

     The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intends to vigorously defend against these lawsuits.

Oracle v. PeopleSoft — Delaware Court of Chancery

     On June 18, 2003, Oracle filed a suit in the Delaware Court of Chancery (Case No. 20377-NC) against the Company, several of the Company’s directors (the “Director Defendants”), and J.D. Edwards, alleging that the Director Defendants breached their fiduciary duties in connection with the Company’s response to Oracle’s tender offer commenced on June 9 and amended June 18, 2003, and that J.D. Edwards aided and abetted such directors’ purported breach of fiduciary duty. Oracle seeks injunctive, declaratory and rescissory relief. On June 25, 2003, defendants filed their Answer. A hearing on a motion for preliminary injunction was scheduled for July 16, 2003, but was postponed upon the request of Oracle. On July 25, 2003, Oracle advised the Court that, in light of the second request for further information it received from the antitrust division of the United States Department of Justice regarding its tender offer, it did not believe it was appropriate to set a hearing date at this time, and requested that the Court allow the parties to report back to it in mid-September of 2003. Document discovery has commenced and is coordinated with that in the consolidated shareholder actions described above.

     The Company believes that the claims and allegations asserted in this action are without merit, and intends vigorously to defend against this lawsuit.

PeopleSoft Shareholder Actions — California Superior Court for the County of Alameda

     On June 6, 2003, separate actions were filed in the California Superior Court for the County of Alameda by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306), Lorrie McBride (Case No. RG03100300), and Ray Baldi (Case No. RG03100696) (collectively the “Initial Alameda Shareholder Actions”), all of whom purport to be stockholders of the Company, against several of the Company’s executive officers and directors. The suits allege that defendants breached their fiduciary duties in connection with (i) the Company’s response to Oracle’s tender offer announced on June 6, 2003, (ii) the Company’s agreement to acquire J.D. Edwards & Company, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by Company shareholders at the 2003 Annual Meeting. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Shareholder Actions were consolidated. On June 11, 2003, two additional actions were filed by Moshe Panzer (Case No. RG03100876) and Arace Brothers (Case No. RG03100830) asserting similar claims. By Order dated July 10, 2003, the Panzer and Arace actions were consolidated with the Initial Alameda Shareholder Actions (collectively “the Alameda Shareholder Actions”).

     By Order dated June 18, 2003, the Alameda County Superior Court granted the Company’s Motion to Stay the Initial Alameda Shareholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. By Order dated July 10, 2003, the Alameda County Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Shareholder Actions. Accordingly, all of the Alameda Shareholder Actions are stayed by order of the Court.

     The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intends to vigorously defend against these lawsuits.

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

11.   Segment Information

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

     Revenues are defined as revenues generated from unaffiliated customers. Cost of revenues includes the cost of license, cost of services and the direct selling cost included in sales and marketing expense. “Development and other services” revenue is not considered segment revenue. Correspondingly, “Cost of development and other services” is excluded from the cost of revenues for segment purposes. Operating expenses, which are managed functionally on a global basis, include corporate marketing, product development, general and administrative expenses as well as restructuring, acquisition and other charges.

     Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,

	Operating Segments

2003	North America	International	Other	Total

Revenues	$367,458	$129,984	$—	$497,442
Cost of revenues	169,230	70,562	—	239,792

Segment margin	$198,228	$59,422	$—	$257,650

Operating expenses			207,430	207,430

Operating income				$50,220

	Operating Segments

2002	North America	International	Other	Total

Revenues	$369,128	$113,084	$—	$482,212
Cost of revenues	173,688	69,088	—	242,776

Segment margin	$195,440	$43,996	$—	$239,436

Operating expenses			188,349	188,349

Operating income				$51,087

	Six Months Ended June 30,

	Operating Segments

2003	North America	International	Other	Total

Revenues	$718,113	$239,585	$—	$957,698
Cost of revenues	328,709	139,098	—	467,807

Segment margin	$389,404	$100,487	$—	$489,891

Operating expenses			387,888	387,888

Operating income				$102,003

	Operating Segments

2002	North America	International	Other	Total

Revenues	$732,190	$225,759	$7,530	$965,479
Cost of revenues	345,060	135,759	6,755	487,574

Segment margin	$387,130	$90,000	$775	$477,905

Operating expenses			366,222	366,222

Operating income				$111,683

     Revenues from the Europe/Middle-East/Africa region represented 15% and 14% of total revenues, respectively, for the three months ended June 30, 2003 and 2002. Revenues from the Europe/Middle-East/Africa region represented 14% of total revenues for each of the six month periods ended June 30, 2003 and 2002. No other international region had revenues equal to or greater than 10% of total revenues for the three and six months ended June 30, 2003 or 2002. Revenues originating in each individual foreign country were less than 10% of total revenues for each of the three and six months ended June 30, 2003 and 2002.

12.   Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (FIN 46) that addresses the consolidation of variable interest entities. The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. On June 30, 2003, the Company exercised its option to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million, prior to the maturity of the related synthetic lease. Had the Company not terminated this synthetic lease prior to July 1, 2003, it would have been required to consolidate its financial position and results of operations under the provisions of FIN 46. Consequently, given the termination of this synthetic lease, the adoption of FIN 46 will have no effect on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150) that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will have no effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” concerning non-historical facts or matters that are subject to risks and uncertainties. These forward-looking statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “projections,” “estimates,” “may,” “will,” “should,” “could” or similar expressions. These forward-looking statements represent our expectations or beliefs concerning future events, many of which are outside of our control. Forward-looking statements contained throughout this Report include, but are not limited to, those identified with a footnote (1) symbol. Many possible events or factors could affect the actual financial results and performance of PeopleSoft and of the combined company after the acquisition of J.D. Edwards. These factors or events could cause those results or performance to differ significantly from those expressed in our forward-looking statements.

     We caution that these forward-looking statements are further qualified by important factors, including those set forth below and elsewhere in this Quarterly Report that could cause actual results to differ significantly.

     These forward-looking statements and other forward-looking statements made elsewhere in this document are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results of PeopleSoft may differ significantly from those expressed in these forward-looking statements. Stockholders are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this Quarterly Report. We do not assume any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law. For a discussion of factors that could affect future results, see “Factors That May Affect Our Future Results Or The Market Price Of Our Stock.”

RESULTS OF OPERATIONS

     The following table shows the percentage of period over period growth and the percentage of total revenues represented by the line items in our condensed consolidated statements of operations:

	Percentage of			Percentage of
	Dollar	Percentage of		Dollar	Percentage of
	Change	Total Revenues		Change	Total Revenues

	Three months ended June 30,			Six months ended June 30,
	2003/2002	2003	2002	2003/2002	2003	2002

Revenues:
License fees	(15)%	22%	27%	(27)%	20%	27%

Maintenance revenue	20	42	36	21	42	35
Professional services revenue	1	36	37	1	38	37

Service revenue	10	78	73	11	80	72
Development and other service revenue	N/A	—	—	(100)	—	1

Total revenues	3	100	100	(1)	100	100

Costs and expenses:
Cost of license fees	(6)	2	2	(15)	2	2
Cost of services	(3)	34	35	(2)	34	35
Cost of development and other services	N/A	—	—	(100)	—	—
Sales and marketing expense	4	26	26	—	26	26
Product development expense	(3)	17	18	(1)	18	18
General and administrative expense	50	8	6	28	8	6
Restructuring, acquisition and other charges	59	3	2	20	1	1

Total costs and expenses	4	90	89	—	89	88

Operating income	(2)	10	11	(9)	11	12
Other income, net	(44)	1	1	(26)	1	1
Provision for income taxes	(22)	4	5	(17)	4	5

Net income	1%	7%	7%	(7)%	8%	8%

Diluted income per share	0%			(8)%

N/A – Not Applicable

     Net income increased $0.5 million or 1% to $36.5 million for the second quarter of 2003 from $36.0 million for the second quarter of 2002. Diluted income per share was $0.11 in the second quarter of 2003, consistent with the first quarter of 2002.

     For the six months ended June 30, 2003, net income decreased $5.6 million or 7% to $75.0 million from $80.6 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, diluted income per share decreased to $0.23 from $0.25 for the six months ended June 30, 2002.

     Net income for the quarter and six months ended June 30, 2003 included restructuring charges totaling $8.5 million (after-tax) resulting from headcount reductions within various worldwide administrative and support functions and the closure of an underutilized office facility. Refer to “Restructuring, Acquisition and Other Charges” below.

     Net income for the six months ended June 30, 2002 includes a first quarter charge of $1.7 million (after-tax) for in-process research and development related to the Annuncio Software, Inc. (Annuncio) business combination and a second quarter in-process research and development charge of $8.7 million (no tax impact) related to the acquisition of Momentum Business Applications, Inc. (Momentum).

Revenues

     Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees decreased by 15% to $111.7 million in the second quarter of 2003 from $131.9 million in the second quarter of 2002. Revenue from license fees decreased by 27% to $192.6 million during the six months ended June 30, 2003 from $265.2 million during the six months ended June 30, 2002. The decrease in license revenue, which was distributed across most geographies, reflects the continued slowdown in capital spending resulting from the ongoing global economic downturn.

     Our services revenue consists of software maintenance revenue and professional services revenue (consulting fees, customer training fees and miscellaneous fees). Maintenance revenue was $205.6 million during the second quarter of 2003 compared to $171.3 million during the second quarter of 2002. The $34.2 million increase in maintenance revenue is primarily a result of the continuing addition of new customers to our installed base combined with a high renewal rate by existing customers. Professional services revenue was $180.2 million during the second quarter of 2003 compared to $179.0 million during the second quarter of 2002. The $1.2 million increase in professional services revenue reflects continued demand for consulting and training services associated with license activity from recent quarters. For the six months ended June 30, 2003, maintenance revenue increased by 21% to $405.5 million from $335.9 million for the six months ended June 30, 2002. The increase in maintenance revenue is primarily a result of the continuing addition of new customers to our installed base combined with a high renewal rate by existing customers. For the six months ended June 30, 2003, professional services revenue increased by 1% to $359.6 million from $356.8 million for the six months ended June 30, 2002. The increase in professional services revenue reflects continued demand for consulting and training services associated with license activity from recent quarters.

     Development and other services revenue recognized in 2002 consisted of revenue generated pursuant to a development agreement with Momentum. On April 9, 2002, we completed a transaction to purchase Momentum. Subsequent to this acquisition, no development and other services revenue was recognized. Revenue from development and other services was zero for the six months ended June 30, 2003 as compared to $7.5 million for the same period in 2002. Cost of development and other services was zero for the six months ended June 30, 2003 from $6.8 million during the six months ended June 30, 2002. Refer to “Business Combinations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion about Momentum and the acquisition of Momentum. We do not expect to have any further “Development and other services” revenue or related costs.(1)

Costs and Expenses

     Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party technology and products. Cost of license fees consists principally of royalties, license fees for certain third party software products, amortization of capitalized software costs and product warranty costs. Cost of license fees decreased to $9.6 million in the second quarter of 2003 from $10.2 million in the second quarter of 2002 representing 9% and 8% of license revenue in each of those quarters. The decrease in the cost of license fees for the

(1) Forward-Looking Statement

three months ended June 30, 2003 is primarily a result of a decrease in license revenue combined with a change in the associated product mix. During the six months ended June 30, 2003 and 2002, cost of license fees decreased to $18.3 million from $21.6 million, representing 9% and 8% of license revenue in each of those six month periods. The decrease in the cost of license fees for the six months ended June 30, 2003 is primarily a result of a decrease in license revenue combined with a change in the associated product mix. Cost of license fees as a percentage of license revenue may increase as a result of the acquisition of J.D. Edwards and Company (“J.D. Edwards”).(1)

     Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing consulting services, post-installation support and training. Cost of services decreased to $166.7 million in the second quarter of 2003 from $171.2 million in the second quarter of 2002, representing 43% and 49% of services revenues in each of those quarters. The decrease in cost of services for the second quarter of 2003 is primarily due to a $3.2 million decrease in travel related expenses, a $2.3 million decrease in meeting expenses, a $1.2 million decrease in employee related costs, and a $2.8 million decrease in fixed fee contract expense due to the timing of projects, partially offset by an increase of $6.0 million for outside consulting expense and a redeployment of consulting personnel working on internal projects. For the six months ended June 30, 2003 cost of services decreased to $330.2 million from $335.7 million during the six months ended June 30, 2002, representing 43% and 48% of service revenues in each of those six month periods. The decrease in cost of services for the six months ended June 30, 2003 is primarily due to a $3.8 million decrease in services warranty expense, a $3.6 million decrease in fixed fee contract expense due to project timing, a $2.8 million decrease in meetings expenses, a $2.1 million decrease in leased computers due to buy-out of computer leases in the first quarter 2003, and a $1.8 million decrease in travel related expenses due to company cost control partially offset by a $5.3 million increase in expenses relating the redeployment of consulting personnel working on internal projects and a $2.7 million increase in employee related expenses. If the demand for services from new and existing customers for installation, consulting, maintenance and training services increases over the next several quarters, our cost of services may increase.(1)

     Sales and marketing expenses increased to $131.5 million in the second quarter of 2003 from $126.2 million in the second quarter of 2002, representing 26% of total revenues in each of those quarters. The increase in sales and marketing expenses is primarily due to a $4.3 million increase in marketing expenses including, $2.3 million in marketing expenses arising from our response to the Oracle Offer, and a $4.0 million increase in sales commissions, partially offset by a $2.2 million decrease in external consulting expense and a $1.6 million decrease in salaries expense. Sales and marketing expenses increased to $251.1 million for the six months ended June 30, 2003 from $250.7 million for the six months ended June 30, 2002, representing 26% of total revenues in each of the six month periods. The increase in sales and marketing expenses is primarily due to a $5.4 million increase in marketing expense, of which $2.3 million relates to expenses incurred in the second quarter in response to the Oracle Offer, partially offset by a $2.5 million decrease in sales commissions and a $2.2 million decrease in external consulting expense. Sales and marketing expenses may increase in future periods as we increase our sales force and marketing and advertising expenses to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.(1) Sales and marketing expenses in the third quarter will include marketing expenses incurred in response to the Oracle Offer.(1)

     Product development expenses consist of costs primarily related to our software developers and the associated infrastructure costs required to fund product development initiatives. Product development expenses decreased to $84.6 million in the second quarter of 2003 from $87.5 million in the second quarter of 2002, representing 17% and 18% of total revenues in each of those quarters. The decrease in product development expenses is primarily attributable to a $4.6 million decrease in employee incentive compensation due to a decline in license revenues, partially offset by a $2.0 million increase in salaries due to increased headcount in 2003. Product development expenses decreased to $168.4 million during the six months ended June 30, 2003 from $169.9 million for the six months ended June 30, 2002, representing 18% of total revenues in each of the six month periods. The decrease in product development expenses is primarily attributable to a $9.6 million decrease in employee incentive compensation due to a decline in license revenues, partially offset by a $5.9 million increase in development activities as developers were redeployed from working on Momentum projects in the prior year and a $4.0 million increase in salaries due to increased headcount in 2003. Our focus is to continue to extend our software offerings by delivering enhanced functionality and to

(1) Forward-Looking Statement

further develop new applications in our integrated application suites: Human Capital Management, Financial Management Solutions, Customer Relationship Management and Supply Chain Management.(1)

     General and administrative expenses increased to $41.0 million during the second quarter of 2003 from $27.4 million during the second quarter of 2002, representing 8% and 6% of total revenues in each of those quarters. The increase is primarily attributable to investment banking, legal and other expenses of $11.5 million incurred in the second quarter of 2003 related to our response to the Oracle Offer. General and administrative expenses increased to $74.0 million from $57.6 million for the six months ended June 30, 2003, representing 8% and 6% of total revenues in each of those periods. The increase for the six month period is primarily attributable to expenses of $11.5 million incurred in the second quarter of 2003 related to our response to the Oracle Offer, an increase in directors and officers insurance premiums of $1.5 million and increases in employee expenses relating to the redeployment of internal personnel and other costs of $2.3 million. General and administrative expenses in the third quarter will include expenses incurred in response to the Oracle Offer.(1)

Restructuring, Acquisition and Other Charges

     During the second quarter of 2003, we recorded pretax restructuring charges of $13.8 million. The $13.8 million of restructuring charges are included in “Restructuring, acquisition and other charges” and consisted of $4.6 million for employee severance, $7.5 million for the fair value of lease obligations associated with the closure of an office facility and $1.7 million for the impairment of related leasehold improvements. Approximately $12.1 million of the restructuring charge is a cash charge, which is expected to be funded through operating cash flow. We expect to be able to recover the $13.8 million severance and facility-related restructuring charges through cost savings over the next 8 months. During the six months ended June 30, 2002, we incurred a first quarter charge of $2.8 million related to the write-off of in-process research and development costs associated with our acquisition of Annuncio and a second quarter charge of $8.7 million related to the write-off of in-process research and development costs related to the acquisition of Momentum. In the future, if we complete business combinations and technology purchases, including the completion of our acquisition of J.D. Edwards, we may incur additional in-process research and development charges which may impact our results of operations.(1)

Other Income, Net

     Other income, net, which primarily includes interest income, decreased to $4.7 million in the second quarter of 2003 from $8.5 million in the second quarter of 2002, and decreased to $11.7 million in the six months ended June 30, 2003 from $15.7 million during the six months ended June 30, 2002. The decrease is primarily a result of a decrease in net foreign currency transaction gains of $4.0 million and 3.0 million for the three and six month periods ended June 30, 2003, a $1.4 million realized loss on the buyout of our remaining interest rate swaps incurred in the second quarter of 2003 and a decrease in interest income in both periods due to lower interest rates.

Provision for Income Taxes

     Our income tax provision decreased to $18.4 million in the second quarter of 2003 from $23.5 million in the second quarter of 2002 and decreased to $38.7 million in the six months ended June 30, 2003 from $46.8 million for the same period in 2002. Our effective tax rate was 34.0% and 36.8% for the six months ended June 30, 2003 and 2002, respectively. Exclusive of restructuring charges in the second quarter of 2003 and in-process research and development charges in the first and second quarters of 2002, the effective tax rate for the six months ended June 30, 2003 and 2002 was 34.5%. The net deferred tax assets at June 30, 2003 were $179.5 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), the valuation of these net deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from future operations, subsequent reversals of deferred tax liabilities and other sources.(1)

(1) Forward-Looking Statement

Business Combinations

     On June 1, 2003, PeopleSoft, Jersey Acquisition Corporation, a wholly owned subsidiary of the Company (“Jersey”), and J.D. Edwards entered into an Agreement and Plan of Merger, which provided for an offer to purchase all the outstanding shares of common stock of J.D. Edwards (the “exchange offer”). On June 16, 2003, we entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with J.D. Edwards and Jersey. The value of the consideration to be given for approximately 122 million shares of the outstanding J.D. Edwards common stock was approximately $1.8 billion.

     On June 19, 2003, we filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO with regard to the exchange offer and a Registration Statement on Form S-4 to register the shares to be issued in connection with the exchange offer. Pursuant to the exchange offer, holders of J.D. Edwards’ common stock were entitled to make an election to tender their shares for cash or shares of PeopleSoft stock and such holders were entitled to receive cash, stock, or a combination of cash and stock, in each case having a value, on a per share basis of $7.05 plus 0.43 of a share of PeopleSoft common stock, allocated by prorating cash and shares available in the tender offer among the elections made by the holders. The value of the cash and stock consideration to be paid to tendering J.D. Edwards shareholders was based upon the closing prices of one share of PeopleSoft’s common stock during the five trading days ending before the second trading day prior to the expiration of the exchange offer. The exchange offer expired on July 17, 2003.

     On July 14, 2003, PeopleSoft and J.D. Edwards announced that, in connection with our exchange offer to acquire all of the outstanding shares of J.D. Edwards, the companies received notice of termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     Our offer to acquire all of the outstanding shares of J.D. Edwards expired at midnight, New York City time on Thursday, July 17, 2003. At the expiration of the offer and after delivery of guaranteed shares, 104,754,894 shares of J.D. Edwards common stock had been validly tendered for exchange, all of which were accepted for exchange by PeopleSoft at approximately 1:45 a.m., New York City time, on Friday, July 18, 2003. As a result of such acceptance and exchange, PeopleSoft owns approximately 85% of the J.D. Edwards common stock outstanding as of August 8, 2003. We expect to acquire all of the remaining shares of J.D. Edwards by completing a merger of a wholly-owned subsidiary of PeopleSoft with J.D. Edwards before the end of August 2003.

Oracle’s Unsolicited Tender Offer for PeopleSoft’s Common Stock

     On June 6, 2003, Oracle Corporation announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle Offer”). On June 8, 2003, the Company’s board of directors met and discussed Oracle’s unsolicited offer and formed a Transaction Committee of independent directors, comprised of Frank J. Fanzilli, Jr., Steven D. Goldby, A. George Battle and Cyril J. Yansouni. The purpose of the Transaction Committee is to evaluate and assess the terms of the Oracle Offer, once announced, in consultation with the Company’s board of directors’ financial and legal advisors, and make a recommendation to its board. On June 9, 2003, Oracle and Pepper Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Oracle, filed a Tender Offer Statement on Schedule TO with the SEC in connection with the Oracle Offer. On June 11, 2003, the Company’s board of directors, including all of the members of the Transaction Committee, met with management and the board’s financial and legal advisors to further consider and discuss the Oracle Offer. After careful consideration, including consultation with management and the board’s financial and legal advisors, the Transaction Committee unanimously concluded that the Oracle Offer dramatically undervalued the Company, would face lengthy antitrust scrutiny, with a significant likelihood that the necessary approval would not be granted, the delays and uncertainties created by the Oracle Offer, coupled with Oracle’s stated intent to discontinue the Company’s market-leading products, represented a substantial threat to stockholder value, and that the unsolicited and hostile nature of the Oracle Offer, combined with Oracle’s public statements, was designed to disrupt the Company’s momentum at significant cost to the Company and its customers. For these and other reasons (more fully described in the Company’s Solicitation/Recommendation on Schedule 14D-9, as amended, filed with the SEC in response to the Oracle Offer, referred to as the Schedule 14D-9), the Transaction Committee determined that the Oracle Offer was not in the best interests of the stockholders and unanimously recommended to the full board of directors that the full board, in turn, recommend that the Company’s stockholders reject the Oracle Offer and not tender their shares to Oracle for purchase. The full board of directors concurred with the committee and, having determined that the Oracle Offer was not in the best interests of the Company’s stockholders, unanimously recommended that the stockholders reject the Oracle Offer. The Company publicly announced the board’s recommendation on June 12, 2003.

     On June 18, 2003, Oracle announced that it had amended its offer to purchase all of the outstanding stock of PeopleSoft by increasing the purchase price from $16.00 to $19.50 per share. After careful consideration, including consultation with management and the board’s financial and legal advisors, the Transaction Committee unanimously concluded that their previously stated reasons for rejecting the Oracle Offer remained unchanged. As more fully described in the Company’s amended Schedule 14D-9, the Transaction Committee determined that the Oracle Offer was not in the best interests of the stockholders and unanimously recommended to the full board that it recommend that the stockholders reject the Oracle Offer and not tender their shares to Oracle for purchase. The full board of directors concurred with the Transaction Committee and, having determined that the revised Oracle Offer was not in the best interests of the Company’s stockholders, unanimously recommended that the stockholders reject the revised Oracle Offer. The Company publicly announced the board’s recommendation on June 20, 2003. On June 30, 2003, the Department of Justice requested additional information from Oracle and the Company regarding antitrust matters relating to Oracle’s proposed acquisition of PeopleSoft, known as a “second request.”

     On July 14, 2003, Oracle announced the extension of expiration of the Oracle Offer from July 18 to August 15, 2003. On July 24, 2003, Oracle amended its offer to eliminate the condition requiring Oracle’s consent for any amendment to the merger agreement between PeopleSoft and J.D. Edwards. As a result of PeopleSoft’s issuance of additional shares pursuant to the exchange offer and acquisition of J.D. Edwards, Oracle’s cash offer of $19.50 per share was increased to a total of approximately $7.3 billion. On August 8, 2003, Oracle announced the extension of expiration of the Oracle Offer from August 15 to September 19, 2003. See Item 1. “Legal Proceedings” under “Part II - Other Information” for information about litigation instituted by the Company and others related to the Oracle Offer.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to utilize accounting policies and make estimates and assumptions that affect our reported results. We believe our accounting policies and estimates related to revenue recognition, capitalized software, allowance for doubtful accounts, product and service warranty reserve and deferred tax asset valuation allowances represent our critical accounting policies and estimates. Despite the Company’s best effort to make good faith estimates and assumptions, actual results may differ.

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

     In response to Oracle’s public statement about its intent to discontinue the Company’s products and to minimize a potential loss of business during the Oracle Offer, in June 2003 PeopleSoft implemented a program. This program incorporates a contingent change in control provision to our standard perpetual licensing arrangement which provides customers purchasing application licenses with financial protection in the event that an acquirer discontinues the sale, development or support of PeopleSoft applications within a specified period after an acquisition. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees. The multiple increases as the arrangement fees increase and generally will be paid provided the following events occur:

•	within one year of the contract effective date, PeopleSoft is acquired or merged, and PeopleSoft is not the acquirer; and

•	within two years of the contract effective date, the acquiring company: (i) announces its intention to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft standard policies, or (ii) announces its intention to stop licensing PeopleSoft products to new customers, or (iii) announces its intention not to provide updates or new releases for supportable products, which would, if PeopleSoft were not acquired or merged with the acquired company, have been considered updates or new releases under PeopleSoft standard business policies; and

•	the customer requests the payment in writing by December 31, 2005 and has timely paid for support services in accordance with the terms of the customer’s agreement with PeopleSoft.

     Customers retain rights to the licensed products whether or not the customer protection program payments are implicated. No customer is entitled to a refund of arrangement fees paid under the customer’s contract with PeopleSoft, but the customer would be entitled to a payment under the customer protection program if all of the conditions stated above are met.

     The customer protection program was designed to protect a customer’s total investment in PeopleSoft products. We believe that the customer protection provision has encouraged customers to go forward with business arrangements despite uncertainty about the future of PeopleSoft applications in the marketplace that the Oracle Offer and Oracle’s public statements have created. (1) These assurances provided to customers facilitated completing sales transactions, which preserves the value of PeopleSoft’s business for our stockholders.

     The customer protection program has no financial statement impact on PeopleSoft. A contingent liability would only be recognized in the financial statements of PeopleSoft or its acquirer upon or after the consummation of the business combination provided all the events listed above occurred. As of June 30, 2003, the maximum potential amount of future payments which may be required to be made under the program is approximately $391 million.

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

Capitalized Software

     We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). SFAS 86 requires product development costs to be charged to expense as incurred until

(1) Forward-Looking Statement

technological feasibility is attained. Technological feasibility is attained when our software has completed internal testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs in the six month periods ended June 30, 2003 and 2002. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software. We evaluate the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross revenues were to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

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

Deferred Tax Asset Valuation Allowance

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance against those deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded. We have established valuation allowances for net operating losses incurred in foreign jurisdictions and other foreign tax benefits as well as on operating loss carryforwards in state jurisdictions of acquired companies.

Liquidity and Capital Resources

     At June 30, 2003, we had $272.9 million in cash and cash equivalents and $1.7 billion in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities. At June 30, 2003, working capital was $1.6 billion. We believe that the combination of cash and cash equivalents, short-term investment balances and potential cash flow from operations will be sufficient, at least through the next twelve months, to satisfy our cash requirements, including payments of approximately $873 million related to the cash portion of the total consideration to be distributed to J.D. Edwards’ shareholders upon the merger of PeopleSoft and J.D. Edwards, of which approximately $739 million was paid upon completion of the exchange offer in July 2003, and the remainder is expected to be paid upon completion of the merger with J.D. Edwards during the third quarter.(1)

     Cash provided by operating activities decreased $21.1 million to $193.3 million during the six months ended June 30, 2003 from $214.4 million during the same period in 2002. The decrease was primarily due to a decrease

(1) Forward-Looking Statement

associated with fluctuations in the income tax and accounts receivable balances, a decrease in tax benefits from employee stock transactions, and lower net income in the six months ended June 30, 2003 compared to the same period in 2002.

     Cash used in investing activities decreased $15.9 million to $304.1 million during the six months ended June 30, 2003 from $320.0 million during the same period in 2002. The $15.9 million decrease was primarily attributable to $61.0 million lower net purchases of investments and $117.8 million was related to 2002 business combinations, partially offset by $162.9 million in greater purchases of property and equipment, of which $175.0 million relates to exercising options under synthetic lease agreements in 2003 to purchase certain of our headquarter facilities in Pleasanton, California.

     Cash provided by financing activities decreased $29.0 million to $49.1 million during the six months ended June 30, 2003 from $78.1 million during the six months ended June 30, 2002. The decrease in was primarily due to $28.0 million less in proceeds received from the exercise of common stock options by employees.

     As part of our business strategy, we consider acquiring companies or products from time to time to enhance our product and service lines. These acquisitions may be paid for with available cash, equity, debt or a combination of these sources.(1)

Commercial Commitments

     On February 27, 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarter facilities located in Pleasanton, California for $70.0 million and on June 30, 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarter facilities located in Pleasanton, California for $105.0 million, prior to the agreement’s maturity date in September 2003. We have no remaining synthetic leases.

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

     We have a foreign exchange hedging program principally designed to mitigate the future potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures of the parent company as well as the U.S. dollar denominated exposures of our foreign subsidiaries. We operate in certain countries in Latin America and Asia Pacific where there are limited forward currency exchange markets, and thus we also have unhedged exposures in these countries. In general, our forward foreign exchange contracts have terms of two months or less, which approximate the expected settlement date of the underlying exposure. Gains and losses on the settled contracts are included in “Other income, net” and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized.

     At June 30, 2003, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
		Average Exchange
Foreign Currency	Notional Amount	Rate per US $

Singapore dollars	$8.8 million	1.75670
Canadian dollars	8.5 million	1.35510
New Zealand dollars	1.0 million	1.72000
Japanese yen	1.0 million	119.530
Swiss francs	0.9 million	1.34860
Swedish krona	0.8 million	8.03500
Euros	0.7 million	0.87040
Taiwanese dollars	0.4 million	34.5620

	$22.1 million

     At June 30, 2003, we had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
		Average Exchange
Foreign Currency	Notional Amount	Rate per US $

Hong Kong dollars	$0.9 million	7.79800
South African rand	0.6 million	7.60000

	$1.5 million

     At June 30, 2003, each of these contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2003. During the six months ended June 30, 2003, we recorded net foreign currency losses of $1.2 million.

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

     We classify debt securities based on maturity dates on the date of purchase and reevaluate the classification as of each balance sheet date. As of June 30, 2003 and December 31, 2002, all our investments were classified as available-for-sale, which are carried at fair value. Fair value is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income” net of tax, in the accompanying condensed consolidated balance sheets.

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

     At June 30, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. At June 30, 2003, we invested heavily in tax-exempt investments, which reduced our weighted average interest rate.

     Below is a schedule that shows the maturity profile of our investment securities held at June 30, 2003 and the related weighted average interest rates. The weighted average rates include both taxable and tax-exempt investments (in millions, except weighted average interest rates):

	Expected Maturity

			Total
	1 Year or	More than 1	Principal	Total
	less	year	Amount	Fair Value

Available-for-sale investments	$1,664.1	$37.7	$1,701.8	$1,704.5
Weighted average interest rate	1.20%	1.19%

Interest Rate Swap Transactions

     The Company used interest rate swap transactions to manage its exposure to interest rate changes on its synthetic lease obligations. The swaps had an aggregate notional principal amount of $175.0 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70.0 million, and concurrently swaps with an aggregate notional principal amount of $70.0 million matured. On June 30, 2003 the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million. As a result of this transaction, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105.0 million resulting in a pretax charge of $1.4 million to “Other income, net.” Included in “Accumulated other comprehensive income” at March 31, 2003 was a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. In the second quarter of 2003, $0.9 million (after-tax) was reclassified into earnings by making scheduled swap payments and $0.9 million (after-tax) was recognized as a realized loss that was reclassified into earnings upon the termination of the remaining interest rate swap agreements.

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the second quarter ended June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     During the most recent fiscal quarter, there has not occurred any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OR THE MARKET PRICE
OF OUR STOCK

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2002 Annual Report on Form 10-K.

Oracle Corporation’s tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect the Company’s operations and results.

     Oracle Corporation has commenced a cash tender offer, referred to as the Oracle Offer, to purchase all of our outstanding common stock. The Oracle Offer involves certain conditions and is accompanied by actions that may delay or prevent the completion of our merger. Furthermore, we believe that the Oracle Offer raises significant antitrust concerns that could result in a lengthy regulatory review process and protracted litigation. On June 30, 2003, the Department of Justice requested additional information regarding antitrust matters relating to Oracle’s proposed acquisition of PeopleSoft, known as a “second request.” The delay and uncertainty associated with the second request could have a material adverse effect on PeopleSoft’s and J.D. Edwards’ financial condition and operating results.

     Oracle’s initially stated intentions that were interpreted to reflect the intent to discontinue the development, sale and support of PeopleSoft products if the Oracle Offer is successful have adversely impacted and may continue to adversely impact both our and J.D. Edwards’ ability to attract new customers and have caused and could continue to cause potential or current customers to defer purchases or to cancel existing orders. Oracle’s recent statements that it would continue to sell and support PeopleSoft products for some time has resulted in additional confusion for our customers. Moreover, as a result of the Oracle Offer, certain of our and J.D. Edwards’ suppliers, distributors, and other business partners may seek to change or terminate their relationships with either company. These actions may adversely affect PeopleSoft’s and J.D. Edwards’ respective financial conditions and results of operations.

     Additionally, as a consequence of the uncertainty surrounding their roles and the companies’ futures, our key employees and those of J.D. Edwards may seek other employment opportunities. Moreover, the companies’ ability to attract and retain new key management, sales, marketing and technical personnel could be harmed. If key employees leave as a result of the Oracle Offer, or the companies are unable to attract or retain qualified personnel, there could be a material adverse effect on the business and the results of operations for PeopleSoft and J.D. Edwards.

     Responding to the Oracle Offer and Oracle’s other efforts to stop the completion of the acquisition of J.D. Edwards has been and may continue to be a major distraction for management of both PeopleSoft and J.D. Edwards and require both companies to incur significant costs. Management distraction created by the Oracle Offer may also adversely impact our ability to successfully plan the integration of the combined company. This distraction could adversely affect our and J.D. Edwards’ business and results of operations and could negatively affect the results of the combined company.

We may not successfully integrate our and J.D. Edwards’ business operations. In addition, we may not achieve the anticipated benefits of the merger, which could adversely affect the price of our common stock.

     We entered into the merger agreement with J.D. Edwards with the expectation that the acquisition would result in benefits to the combined company. However, these expected benefits may not be fully realized. The integration of PeopleSoft’s and J.D. Edwards’ operations may be difficult, time consuming and costly, particularly in light of the technical and complex nature of each company’s products. The combined company must successfully integrate, among other things, certain product and service offerings, product development, sales and marketing, administrative and customer service functions, and management information systems. In addition, we must retain the management, key employees, customers, distributors, vendors and other business partners of both companies. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined company’s business.

     The challenges involved in this integration include the following:

•	managing software development activities to define a combined product roadmap, ensure timely release of innovative products to market, coordinating software development operations in an efficient manner to ensure timely development of product roadmaps, and release of future products to market;

•	demonstrating to our existing and potential customers that the business combination will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances on attractive terms with partners and suppliers;

•	coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company, cross selling related products to each other’s customers, and managing the combined sales forces;

•	assimilating key employees and managing an increased number of employees over large geographic distances;

•	creating and effectively implementing uniform standards, controls, procedures, policies and information systems; and

•	retaining or recruiting key personnel.

     The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

•	the failure to realize the anticipated synergies from our combination with J.D. Edwards;

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	potential delays related to integration of the operations, technology and other components of the two companies;

•	the impairment of relationships with suppliers, customers and business partners as a result of any integration of new management personnel;

•	the inability to successfully manage the substantially larger and geographically diverse organization;

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with J.D. Edwards, the merger and the combined operations of the two companies.

     The combined company may not successfully integrate the operations of PeopleSoft and J.D. Edwards in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the merger to the extent, or in the timeframe, anticipated, which could significantly harm our business and have a material adverse effect on the combined company.

Whether or not the merger with J.D. Edwards is completed, the announcement and completion of the business combination may cause disruptions, including potential loss of customers, suppliers and other business partners, in the business of J.D. Edwards or PeopleSoft, which could have material adverse effects on each company’s or the combined company’s business and operations.

     Whether or not the merger is completed, PeopleSoft’s and J.D. Edwards’ customers, suppliers, distributors, licensors and other business partners, in response to the announcement of the offer and the merger, may adversely change or terminate their relationships with either company or the combined company, which could have a material adverse effect on the business of the company concerned. Certain of PeopleSoft’s or J.D. Edwards’ current or potential customers may cancel or defer orders for each company’s products. In addition, customers of both companies may expect preferential pricing as a result of the offer and the merger or the announcement of the offer and the merger. The announcement of the offer and the merger may also adversely affect the companies’ ability to attract new customers.

     Some of the contracts with suppliers, distributors, system integrators, customers, licensors, facility owners and other business partners require PeopleSoft or J.D. Edwards to obtain consent from these other parties in connection with the offer and the merger. If their consent cannot be obtained on favorable terms, the combined company may incur higher costs related to replacing suppliers, may suffer a loss of potential future revenue and may lose rights to facilities or intellectual property that are material to the business of the combined company.

Our stock price may remain volatile.

     The trading price of our common stock has fluctuated significantly in the past. Changes in our business, operations or prospects, market assessments of the benefits of the merger and of the likelihood that the merger will be completed, regulatory considerations, general market and economic conditions, or other factors may affect the price of our common stock. Many of these factors are beyond our control. The future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations in response to such factors, including:

•	the impact of the pending unsolicited Oracle Offer or any other proposed acquisition of us;

•	actual or anticipated fluctuations in revenues or operating results, including revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	introduction and success of new products or significant customer wins or losses by us or our competitors;

•	developments with respect to our intellectual property rights, including patents, or those of our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	fluctuations in demand for and sales of our products, which will depend on, among other things, the uncertainty regarding success of the merger and operations of the combined company, our customer protection program, the acceptance of our products in the marketplace and the general level of spending in the software industry;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and other means;

•	changes in management;

•	proposed and completed acquisitions or other significant transactions by us or our competitors;

•	introduction and success of new products or significant customer wins or losses by us or our competitors;

•	the mix of products and services sold by us;

•	the timing of significant orders by us;

•	conditions and trends in the software industry, or consolidation within the technology industry that may impact our customers, partners, suppliers or competitors;

•	adoption of new accounting standards affecting the software industry;

•	acts of war or terrorism; and

•	general market conditions.

Charges to earnings resulting from the acquisition of J.D. Edwards including the application of the purchase method of accounting, and restructuring and integration costs may materially adversely affect the market value of our common stock.

     In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the combined company will account for the acquisition using the purchase method of accounting. Accordingly, the combined company will allocate the total estimated purchase price to J.D. Edwards’ net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The combined company’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	The portion of the purchase price allocated to in-process research and development will be expensed by the combined company in the quarter in which the merger is completed.

•	The combined company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger during such estimated useful lives.

•	To the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets.

•	The portion of the existing deferred revenues on J.D. Edwards balance sheet at the closing of the merger which predominately represents maintenance revenue will be adjusted, based on estimated cost to deliver plus an appropriate gross margin and the portion of deferred maintenance revenue will be recorded as goodwill.

     We expect to incur costs associated with combining the operations of the two companies, including transaction fees and other costs related to the offer and the merger. These costs may be substantial and may include those related to the severance and stock option acceleration provisions of J.D. Edwards’ management change in control plan, which will result in certain retention payments after the merger and on the first anniversary of the merger and which could be triggered by certain actions taken by us after the merger. We also face potential costs related to employee redeployment or relocation, employee retention which could include salary increases or bonuses, reorganization or closure of facilities, relocation and disposition of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We expect to account for these costs either as purchase related adjustments or as expenses which will decrease our net income for the periods in which those adjustments are made.

     These costs may negatively impact earnings, which could have a material adverse effect on the price of our common stock.

Litigation related to the merger and the Oracle Offer may result in significant monetary damages or may otherwise negatively impact the business and operation of PeopleSoft and J.D. Edwards.

     On June 6, 2003, Oracle announced that it intended to commence a cash tender offer to purchase all of the outstanding shares of PeopleSoft. At least fifteen stockholder lawsuits have been filed against PeopleSoft and certain of our directors and officers alleging breaches of fiduciary duties by PeopleSoft and such persons in connection with the Oracle Offer in Delaware and California state courts. The California stockholder lawsuits have been stayed and a motion for preliminary injunction has been filed in one of the Delaware stockholder suits. A purported class action stockholder lawsuit has also been filed against J.D. Edwards’ directors and officers in Delaware state court alleging breaches of fiduciary duty by such persons and seeking, among other remedies, to enjoin the transactions contemplated by the merger. On June 18, 2003, Oracle filed a lawsuit against PeopleSoft, the members of our board and J.D. Edwards in the Delaware Chancery Court. The lawsuit alleges breaches of fiduciary duties against us and our board and sought to enjoin our tender offer and merger and to enjoin us from implementing a recently announced customer protection program. In addition, other potential lawsuits arising out of the Oracle Offer or the merger could seek to enjoin consummation of the merger or, in the alternative, to rescind the merger, as well as monetary damages. Fluctuation in the price of PeopleSoft or J.D. Edwards common stock may also expose each company to the risk of securities class-action lawsuits. Any conclusion of such litigation in a manner adverse to PeopleSoft or J.D. Edwards could have a material adverse effect on each company’s businesses, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, will be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm the ability of PeopleSoft and J.D. Edwards to compete in the marketplace. For a more detailed description of the litigation related to the merger and the Oracle Offer, see the discussions under Item 1. Note 10 “Commitments and Contingencies” and Part II - Item 1. “Legal Proceedings”.

Continued regional and/or global economic, political and market conditions may cause a decrease in demand for our software and related services which may negatively affect our revenue and operating results.

     Our revenue and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy, governmental budget deficits and political instability in geographic areas have resulted in companies, government agencies and educational institutions, reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East and other geopolitical issues may impact the purchasing decisions of current or potential customers. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

Our quarterly revenues can be difficult to predict and may fluctuate substantially, which may adversely affect our net income.

     Our revenues and results of operations can be difficult to predict and may fluctuate substantially from quarter to quarter. Our projected operating costs and hiring plans are based on projections of future revenues. If our actual revenues fall below expectations, our net income may be adversely affected. Factors that may affect the predictability of actual revenues include the following:

•	the impact of the pending Oracle Offer or any other proposed acquisition of us;

•	our sales cycle can vary as a result of the complexity of a customer’s overall business needs and may extend over one or more quarters;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements are typically completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and unstable political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and services revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions;

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions; and

•	changes in customers’ seasonal purchasing patterns may result in imprecise quarterly revenue projections.

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

Future acquisitions may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition.

     As a component of our strategy, in addition to our acquisition of J.D. Edwards, we may acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. The risks we commonly encounter in such transactions include:

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

Increased complexity of our software may result in more difficult detection and correction of errors, delays in the introduction of new products and more costly performance and warranty claims.

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

     Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such events would be beneficial to the interests of the stockholders. These provisions include adoption of a Preferred Shares Rights Agreement, commonly known as a “poison pill” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control. One of the conditions of the Oracle Offer is the removal or amendment of our Rights Agreement and we are currently involved in litigation with Oracle and purported stockholders of the Company in which the plaintiffs seek to redeem the Rights issuable under the Rights Plan or to render the Rights Plan inapplicable to the proposed acquisition of PeopleSoft by Oracle. To date, our board of directors has not agreed to such removal or amendment. In addition, certain provisions of the Delaware General Corporation Law (DGCL), including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of PeopleSoft. In its current litigation, Oracle also seeks to enjoin our board from taking any action to enforce Section 203 of the DGCL. We can give no assurances as to the ultimate outcome of such litigation.

     The above factors may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of PeopleSoft, including transactions in which our stockholders might otherwise receive a premium over the fair market value of PeopleSoft’s common stock.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

PeopleSoft Shareholder Actions — Delaware Court of Chancery

On June 6, 2003, Felix Ezeir (Case No. 20349-NC), Teresita Fay (Case No. 20350-NC), Robert Crescente (Case No. 20351-NC), Robert Corwin (Case No. 20352-NC) and Ernest Hack (Case No. 20353-NC), all of whom purport to be stockholders of the Company, each filed a putative stockholder class action suit in the Delaware Court of Chancery against the Company and several of its officers and directors. The suits allege that defendants breached their fiduciary duties in connection with the Company’s response to the tender offer purportedly announced by Oracle Corporation on June 6, 2003. Plaintiffs in each of the actions seek injunctive relief and an accounting. On June 10, 2003, an action was filed in the Delaware Court of Chancery against these same defendants by Steven Padness (Case No. 20358-NC), making similar allegations and seeking similar relief. On June 12, 2003, an action was filed in the Delaware Court of Chancery against these same defendants by Thomas Nemes (Case No. 20365-NC), making similar allegations and seeking similar relief (the “Nemes Action”). The Nemes Action was amended on June 18, 2003, to include allegations and seeking relief similar to those in the above-referenced actions.

On June 25, 2003, on an application filed in the Nemes Action, the Court consolidated the actions listed above under a single caption and case number: In re PeopleSoft, Inc. Shareholder Litigation, Consol. C.A. No. 20365-NC. Defendants filed their Answer on June 25, 2003.

Document discovery has commenced in these consolidated actions and is coordinated with the discovery in the action filed against the Company by Oracle Corporation, discussed below.

On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action suit in the Delaware Court of Chancery against the Company and several of its officers and directors. The suit alleges that defendants breached their fiduciary duties in connection with the Company’s response to Oracle’s tender offer purportedly announced on June 6, 2003. Plaintiff seeks injunctive relief, an accounting and damages. On July 22, 2003, the Court ordered that this action be consolidated with the other putative shareholder actions listed above. On June 27, 2003, Milton Pfeiffer (Case No. 20390-NC), who purports to be a shareholder of J.D. Edwards, filed a putative class action against J.D. Edwards and several of its officers and directors, alleging that defendants breached their fiduciary duties in connection with the amendment of the merger agreement between J.D. Edwards and the Company. Plaintiff seeks injunctive relief, an accounting and damages. Defendants moved to dismiss or stay the action on the grounds, inter alia, that Pfeiffer is not a proper plaintiff. In response, on July 24, 2003, Pfeiffer amended his complaint, adding as a plaintiff Ward Quarles, who also purports to be a shareholder of J.D. Edwards. The amended complaint also adds the Company as a defendant and alleges that the Company aided and abetted J.D. Edwards and the other defendants in their alleged breaches of fiduciary duty. The amended complaint seeks an accounting and damages.

The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intends to vigorously defend against these lawsuits.

Oracle v. PeopleSoft — Delaware Court of Chancery

On June 18, 2003, Oracle filed a suit in the Delaware Court of Chancery (Case No. 20377-NC) against the Company, several of the Company’s directors (the “Director Defendants”), and J.D. Edwards, alleging that the Director Defendants breached their fiduciary duties in connection with the Company’s response to Oracle’s tender offer commenced on June 9 and amended June 18, 2003, and that J.D. Edwards aided and abetted such directors’ purported breach of fiduciary duty. Oracle seeks injunctive, declaratory and rescissory relief. On June 25, 2003, defendants filed their Answer. A hearing on a motion for preliminary injunction was scheduled for July 16, 2003, but was postponed upon the request of Oracle. On July 25, 2003, Oracle advised the Court that, in light of the second request for further information it received from the antitrust division of the United States Department of Justice regarding its tender offer, it did not believe it appropriate to set a hearing date at this time, and requested that the Court allow the parties to report back to it in mid-September of 2003. Document discovery has commenced and is coordinated with that in the consolidated shareholder actions described above.

The Company believes that the claims and allegations asserted in this action are without merit, and intends vigorously to defend against this lawsuit.

PeopleSoft Shareholder Actions — California Superior Court for the County of Alameda

On June 6, 2003, separate actions were filed in the California Superior Court for the County of Alameda by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306), Lorrie McBride (Case No. RG03100300), and Ray Baldi (Case No. RG03100696) (collectively the “Initial Alameda Shareholder Actions”), all of whom purport to be stockholders of the Company, against several of the Company’s executive officers and directors. The suits allege that defendants breached their fiduciary duties in connection with (i) the Company’s response to Oracle’s tender offer announced on June 6, 2003, (ii) the Company’s agreement to acquire J.D. Edwards & Company, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by Company shareholders at the 2003 Annual Meeting. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Shareholder Actions were consolidated. On June 11, 2003, two additional actions were filed by Moshe Panzer (Case No. RG03100876) and Arace Brothers (Case No. RG03100830) asserting similar claims. By Order dated July 10, 2003, the Panzer and Arace actions were consolidated with the Initial Alameda Shareholder Actions (collectively “the Alameda Shareholder Actions”).

By Order dated June 18, 2003, the Alameda County Superior Court granted the Company’s Motion to Stay the Initial Alameda Shareholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. By Order dated July 10, 2003, the Alameda County Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Shareholder Actions. Accordingly, all of the Alameda Shareholder Actions are stayed by order of the Court.

The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intends to vigorously defend against these lawsuits.

J.D. Edwards v. Oracle — California Superior Court in the County of San Mateo

On June 12, 2003, J.D. Edwards filed a suit in California Superior Court in the County of San Mateo against Oracle Corporation and two of its executives (Case No. CIV 431969) alleging violations of California’s Business and Professions Code Section 17200 et seq., intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The suit seeks compensatory damages and a preliminary and permanent injunction enjoining defendants from proceeding with Oracle’s proposed tender offer, taking or attempting to take any other steps to acquire control of the Company or J.D. Edwards, and otherwise interfering with the completion of the proposed merger acquisition of J.D. Edwards by the Company. Pursuant to the agreement of the parties and stipulated scheduling orders, discovery is being coordinated with discovery in the Delaware actions described above. On August 12, 2003, PeopleSoft announced that it intended to consolidate the J.D. Edwards’ actions with PeopleSoft’s suit against Oracle filed in Alameda County and that it intended to dismiss Case No. CIV 431969.

J.D. Edwards v. Oracle — Colorado State Court

On June 12, 2003, J.D. Edwards filed a suit in Colorado State Court against Oracle Corporation and its wholly-owned subsidiary, Pepper Acquisition Corp. (Case No. 03CV4270), alleging claims for tortious interference with contract and prospective business relations. The suit seeks, among other things, compensatory damages of $1.8 billion and an unspecified amount of punitive damages. Oracle has moved to dismiss this complaint, and a response from J.D. Edwards is due on August 18, 2003. Pursuant to the agreement of the parties and stipulated scheduling orders, discovery is being coordinated with discovery in the Delaware actions described above. On August 12, 2003, PeopleSoft announced that it intended to consolidate the J.D. Edwards’ actions with PeopleSoft’s suit against Oracle filed in Alameda County and that it intended to dismiss Case No. 03CV4270.

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

On June 13, 2003, the Company filed a suit in the California Superior Court for the County of Alameda against Oracle Corporation and Pepper Acquisition Corp. (Case No. RG03101434). The Company alleges that, in connection with Oracle’s proposed tender offer, the defendants have engaged in: (i) unfair trade practices in violation of California’s Business and Professions Code; (ii) acts of unlawful interference with the Company’s contracts with its customers; (iii) acts of unlawful interference with the Company’s relationships with its prospective customers; and (iv) acts of unlawful disparagement of the Company’s products and services. The Company seeks an injunction precluding defendants’ unfair trade practices and other unlawful actions, and prohibiting the defendants from proceeding further with the tender offer. The Company also requests restitution and damages. On August 12, 2003, the Company filed an amended complaint, portions of which have been filed with the court under seal, alleging extensive new facts about Oracle management’s ongoing acts of unfair trade practices, including its efforts to disrupt PeopleSoft’s customer relationships. The complaint also alleges new information concerning Oracle’s deliberate campaign to mislead PeopleSoft customers about Oracle’s plans to support PeopleSoft products. In addition, the complaint incorporates claims of interference with customers of J.D. Edwards. The Company has announced that it intends to consolidate the two companies’ claims against Oracle and Pepper Acquisition Corp. into a single lawsuit and, therefore, will voluntarily dismiss J.D. Edwards’ previously filed lawsuits in Colorado and San Mateo County, California. The complaint continues to seek injunctive relief, restitution and damages, including damage caused to J.D. Edwards. Under a stipulated court order in the Delaware case, the parties are conducting discovery related to this action in the Delaware case so as to allow for overall coordinated discovery. PeopleSoft has recently served additional discovery related to the claims in this case. PeopleSoft has advised the court in Delaware that if Oracle opposes the scope or timing of the discovery. PeopleSoft will seek to have the court order revised to allow discovery in this case to proceed separately under the supervision of the Alameda County Superior Court.

Other Matters

We are party to various legal disputes and proceedings arising during the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations and cash flows. An unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 27, 2003.

(b)	David A. Duffield, Aneel Bhusri, and Steven D. Goldby were each elected as Class I directors for a term of two years. A. George “Skip” Battle, Craig A. Conway, Frank J Fanzilli Jr. and Cyril J. Yansouni were each elected at the prior year’s annual meeting for a term of two years and continue to serve as Class II directors.

(c)	The Company’s stockholders voted on the following matters:

(i)	Election of three directors. All directors nominated by management were elected.

	Number of Votes	Authority
Name of Nominee	For	Withheld

David A. Duffield	274,852,119	4,487,429
Aneel Bhusri	274,717,748	4,621,800
Steven D. Goldby	264,576,667	14,762,881

(ii)	Approval of the adoption of the PeopleSoft, Inc. 2003 Directors Stock Plan, an equity incentive plan for non-employee members of the Board of Directors authorizing the issuance of up to 2,000,000 shares of common stock.

Number of Votes	Number of Votes	Authority
For	Against	Withheld

154,678,740	123,005,356	1,655,452

(iii)	Ratification of the appointment of KPMG LLP as independent auditors of the Company for the year ending December 31, 2003.

Number of Votes	Number of Votes	Authority
For	Against	Withheld

269,867,144	7,938,730	1,533,674

(iv)	Approval of a proposal urging the board of directors to adopt a policy that the cost of employee stock options be recognized in PeopleSoft’s income statement.

Number of Votes	Number of Votes	Authority	Non-
For	Against	Withheld	Votes

110,237,740	120,372,483	5,473,968	43,255,357

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8 - K

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

3.1	Amended and Restated Bylaws of PeopleSoft, Inc. dated July 18, 2003.

10.1	Executive Severance Policy - Executive Vice Presidents effective as of January 1, 2003.

10.2	Executive Severance Policy - Senior Vice Presidents effective as of January 1, 2003.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	The Company filed a current report on Form 8-K on April 4, 2003 and reported that it had issued a press release announcing preliminary first quarter earnings results.

(ii)	The Company filed a current report on Form 8-K on April 23, 2003 and reported that it had issued a press release announcing its first quarter earnings results.

(iii)	The Company filed a current report on Form 8-K on June 2, 2003 and reported that it had issued a press release announcing that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 1, 2003, with J.D. Edwards & Company, a Delaware corporation, and Jersey Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of PeopleSoft.

(iv)	The Company filed a current report on Form 8-K on June 12, 2003 and reported that it had issued a press release announcing that it had filed notification with the U.S. Department of Justice and the Federal Trade Commission of its intention to acquire J.D. Edwards & Company (NASDAQ: JDEC), in compliance with the Premerger Notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 13, 2003

PEOPLESOFT, INC.

By:	/s/ KEVIN T. PARKER

Kevin T. Parker Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

3.1	Amended and Restated Bylaws of PeopleSoft, Inc. dated July 18, 2003.

10.1	Executive Severance Policy - Executive Vice Presidents effective as of January 1, 2003.

10.2	Executive Severance Policy - Senior Vice Presidents effective as of January 1, 2003.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.