Form 10-Q
period 2003-09-30
PEOPLESOFT INC
filed 2003-11-14
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ To ________

Commission File Number: 0-20710

PeopleSoft, Inc.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	68-0137069
incorporation or organization)	(I.R.S. Employer Identification No.)

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

November 10, 2003, the Registrant had 374,937,532 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$595,317	$319,344
Short-term investments	971,955	1,588,172
Accounts receivable, net	421,548	357,353
Deferred tax assets	26,164	40,559
Prepaid expenses and other current assets	76,368	45,448

Total current assets	2,091,352	2,350,876
Property and equipment, net	454,636	222,800
Long term investments and restricted cash	81,323	21,946
Deferred tax assets	53,335	172,255
Capitalized software, net	249,515	44,101
Goodwill	991,015	54,294
Intangible assets and other	469,493	5,359

Total assets	$4,390,669	$2,871,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,875	$23,356
Accrued liabilities	256,401	109,331
Accrued compensation and related expenses	193,507	172,566
Income taxes payable	102,154	71,163
Short-term deferred revenues	531,123	422,657

Total current liabilities	1,142,060	799,073
Long-term deferred revenues	117,459	95,460
Other liabilities	36,552	21,486

Total liabilities	1,296,071	916,019
Commitments and contingencies (see note 10)
Stockholders’ equity:
Common stock	3,745	3,150
Additional paid-in capital	2,428,669	1,382,442
Retained earnings	667,471	599,803
Treasury stock	(36,620)	(35,563)
Accumulated other comprehensive income	31,333	5,780

Total stockholders’ equity	3,094,598	1,955,612

Total liabilities and stockholders’ equity	$4,390,669	$2,871,631

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
License fees	$160,459	$121,616	$353,026	$386,835
Maintenance revenue	234,582	176,874	640,066	512,774
Professional services revenue	229,053	172,723	588,700	529,553

Service revenue	463,635	349,597	1,228,766	1,042,327
Development and other service revenue	—	—	—	7,530

Total revenues	624,094	471,213	1,581,792	1,436,692
Costs and expenses:
Cost of license fees	21,941	11,484	40,230	33,103
Cost of services	230,189	159,369	560,356	495,058
Cost of development and other services	—	—	—	6,755
Sales and marketing expense	168,554	127,641	419,604	378,373
Product development expense	127,711	83,002	296,062	252,882
General and administrative expense	61,879	27,209	135,918	84,851
Restructuring, acquisition and other charges	23,273	—	37,072	11,479

Total costs and expenses	633,547	408,705	1,489,242	1,262,501

Operating income (loss)	(9,453)	62,508	92,550	174,191
Other income, net	7,556	5,607	19,234	21,324

Income (loss) before provision for income taxes	(1,897)	68,115	111,784	195,515
Provision for income taxes	4,243	23,500	42,911	70,336

Income (loss) before minority interest	(6,140)	44,615	68,873	125,179
Minority interest in net income	1,205	—	1,205	—

Net income (loss)	$(7,345)	$44,615	$67,668	$125,179

Basic income (loss) per share	$(0.02)	$0.14	$0.21	$0.40
Shares used in basic income (loss) per share computation	357,289	312,214	329,511	310,231
Diluted income (loss) per share	$(0.02)	$0.14	$0.20	$0.39
Shares used in diluted income (loss) per share computation	357,289	315,367	333,673	321,060

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Operating activities:
Net income	$67,668	$125,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,827	71,966
Provision for doubtful accounts	7,151	5,914
Tax benefits from employee stock transactions	6,235	23,263
Benefit for deferred income taxes	(12,101)	(4,085)
Gain on sales of investments and disposition of property and equipment, net	(3,535)	(3,251)
Non-cash stock compensation	7,359	5,831
Restructuring, acquisition and other charges	17,519	11,479
Changes in operating assets and liabilities:
Accounts receivable	106,963	53,219
Accounts payable and accrued liabilities	(18,433)	(33,461)
Accrued compensation and related expenses	(28,074)	(31,675)
Income taxes, net	(8,831)	27,401
Deferred revenues	41,607	(24,080)
Other	14,576	10,454

Net cash provided by operating activities	311,931	238,154
Investing activities:
Purchase of investments	(8,540,083)	(7,022,567)
Proceeds from sales and maturities of investments	9,159,986	6,810,089
Purchase of property and equipment	(231,365)	(72,206)
Acquisitions, net of cash acquired	(519,934)	(120,894)

Net cash used in investing activities	(131,396)	(405,578)
Financing activities:
Retirement of convertible debt	—	(57,000)
Repurchase of stock	(1,057)	—
Proceeds from employee stock transactions	78,439	96,600

Net cash provided by financing activities	77,382	39,600
Effect of foreign exchange rate changes on cash and cash equivalents	18,056	5,775

Net increase (decrease) in cash and cash equivalents	275,973	(122,049)
Cash and cash equivalents at beginning of period	319,344	433,700

Cash and cash equivalents at end of period	$595,317	$311,651

Supplemental disclosures:
Cash paid for interest	$458	$3,331
Cash paid for income taxes	$55,882	$20,756

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying financial statements for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements are unaudited and in the opinion of management, include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and changes in cash flows. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the accompanying financial statements. Despite the Company’s best effort to make these good faith estimates and assumptions, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

2. Income (Loss) Per Share

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding and the number of potential dilutive common shares outstanding during the period, if dilutive. Potential dilutive common shares consist of shares issuable upon the exercise of stock options, restricted stock not yet vested, and shares issuable resulting from withholdings associated with the Company’s employee stock purchase plan, using the treasury stock method.

     The following table sets forth the computation of basic income (loss) per share and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$(7,345)	$44,615	$67,668	$125,179

Denominator:
Denominator for basic income (loss) per share - Weighted average shares outstanding	357,289	312,214	329,511	310,231
Employee stock options and other	—	3,153	4,162	10,829

Denominator for diluted income (loss) per share - Weighted average shares outstanding, assuming exercise of potential common shares	357,289	315,367	333,673	321,060

Basic income (loss) per share	$(0.02)	$0.14	$0.21	$0.40
Diluted income (loss) per share	$(0.02)	$0.14	$0.20	$0.39

     The following table sets forth the potential common shares that were excluded from the diluted income (loss) per share computations because the exercise prices were greater than the average market price of the common shares during the period or were otherwise not dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Employee stock options	88.5	52.8	44.5	25.5
Unvested restricted stock	0.2	—	1.0	—

Total shares excluded	88.7	52.8	45.5	25.5

     The weighted average exercise prices of the employee stock options that are antidilutive for the three months ended September 30, 2003 and 2002 were $21.98 and $26.69 per share, respectively, and for the nine months ended September 30, 2003 and 2002 were $28.72 and $33.29 per share, respectively.

     On October 27, 2003, the Company implemented a stock repurchase program in which up to $350 million of its common stock, par value $0.01 per share, is eligible to be repurchased by the Company from time to time in the open market or through privately negotiated purchases or otherwise, depending on market prices and other conditions. As of November 10, 2003, the Company had repurchased approximately 12 million shares of its common stock for $253.4 million.

3. Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(7,345)	$44,615	$67,668	$125,179
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	2,910	1,786	6,975	5,111
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(44,945)	(51,318)	(119,831)	(138,326)

Pro forma net loss	$(49,380)	$(4,917)	$(45,188)	$(8,036)

Basic income (loss) per share
As reported	$(0.02)	$0.14	$0.21	$0.40
Pro forma	$(0.14)	$(0.02)	$(0.14)	$(0.03)
Diluted income (loss) per share
As reported	$(0.02)	$0.14	$0.20	$0.39
Pro forma	$(0.14)	$(0.02)	$(0.14)	$(0.03)

4. Comprehensive Income (Loss)

     Comprehensive income (loss) primarily includes unrealized gains or losses on investments, mark-to-market adjustments on interest rate swap transactions, and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(7,345)	$44,615	$67,668	$125,179
Other comprehensive income:
Net unrealized gain (loss) on investments	177	(374)	1,494	(676)
Foreign currency translation adjustments	1,399	(4,629)	21,130	10,335
Interest rate swap transactions:
Net unrealized loss on cash flow hedges	—	(296)	(58)	(1,151)
Reclassification adjustment for earnings recognized during the period	—	870	2,106	2,960
Reclassification adjustment for realized loss on the termination of interest rate swap agreements	—	—	881	—

Comprehensive income (loss)	$(5,769)	$40,186	$93,221	$136,647

5. Derivative Financial Instruments

     Derivative financial instruments are only utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company does not hold any derivative financial instruments for trading or speculative purposes.

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures and generally have terms of two months or less. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities.” Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net.”

     During the three months ended September 30, 2003 and 2002, the Company recorded net foreign currency transaction losses of $0.7 million and gains of $0.3 million, respectively. During the nine months ended September 30, 2003 and 2002, the Company recorded net foreign currency transaction losses of $1.8 million and gains of $2.8 million, respectively. At September 30, 2003, each of the foreign exchange contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2003.

     At September 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Foreign Currency	Amount

British pounds	$13.6
Singapore dollars	6.1
New Zealand dollars	3.1
Australian dollars	1.6
Hong Kong dollars	1.0
Taiwanese dollars	0.9
Danish krone	0.8
Swiss francs	0.5
Swedish krona	0.4

$28.0

     At September 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Foreign Currency	Amount

Euros	$20.0
Mexican pesos	10.1
Canadian dollars	6.4
Japanese yen	3.8
South African rand	0.9

$41.2

     At September 30, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Foreign Currency	Amount

Singapore dollars	$5.3

     At September 30, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for Euros (in millions):

Notional
Foreign Currency	Amount

South African rand	$2.5

     At September 30, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Foreign Currency	Amount

Euros	$9.8
South African rand	2.5
Swiss francs	2.1
Canadian dollars	2.0
British pounds	1.0
New Zealand dollars	0.9
Swedish krona	0.8
Japanese yen	0.7
Australian dollars	0.6
Brazilian reals	0.6
Chilean pesos	0.4

$21.4

Interest Rate Swap Transactions

     The Company used interest rate swap transactions to manage its exposure to interest rate changes on synthetic lease obligations related to certain of its headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175.0 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70.0 million, and concurrently, swaps with an aggregate notional principal amount of $70.0 million matured. On June 30, 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million. As a result of this transaction, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105.0 million resulting in a pretax charge of $1.4 million to “Other income, net.” Included in “Accumulated other comprehensive income” at March 31, 2003 was a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. In the second quarter of 2003, $0.9 million (after-tax) was reclassified from other comprehensive income into earnings by making scheduled swap payments and $0.9 million (after-tax) was recognized as a realized loss that was reclassified from other comprehensive income into earnings upon the termination of the remaining interest rate swap agreements.

Concentrations of Credit Risk

     The Company does not have a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

6. Restructuring Reserves

     During the third quarter of 2003, in connection with the acquisition of J.D. Edwards & Company (“J.D. Edwards”), management approved and initiated plans to restructure the operations of the Company to eliminate certain duplicative activities and reduce the Company’s cost structure. Consequently, the Company recorded approximately $8.8 million of costs of which $5.6 million relates to employee severance, $2.2 million relates to acquisition related employee retention, and $1.0 million relates to contract terminations. These costs are accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) and have been included as a charge to the results of operations in “Restructuring, acquisition and other charges.” As a result of the acquisition of J.D. Edwards, the Company recorded approximately $88.5 million of restructuring costs in connection with exiting certain pre-acquisition activities of J.D. Edwards including severance costs, change in control payments, costs of vacating duplicate facilities, contract termination costs, and other costs. Change in control payments are made to employees covered by a plan maintained by J.D. Edwards and subsequently assumed by PeopleSoft upon the completion of the merger. That change in control plan provides for specified severance and other change in control-related benefits to participants in the plan. The plan covered 197 senior management employees. Terminated individuals who will receive severance and change in control payments are primarily general and administrative, consulting, and sales and marketing employees. And accordingly, these costs have been recognized as a liability assumed in the purchase business combination. Future cash payments related to the restructuring reserves for future severance payments are expected to be made through July 2004.

     During the second quarter of 2003, the Company recorded pretax restructuring charges of $13.8 million. The $13.8 million of restructuring charges are included in “Restructuring, acquisition and other charges” and consisted of $4.6 million for employee severance, $7.5 million for the fair value of lease obligations associated with the closure of an office facility and $1.7 million for the impairment of related leasehold improvements. These costs are accounted for under SFAS 146.

     The restructuring charges recorded in the third quarter are based on the Company’s restructuring plans that have been committed to by management and are subject to refinement. Changes to the estimates of executing the currently approved plans of restructuring the pre-acquisition J.D. Edwards operations will be recorded as an adjustment to goodwill and any changes to the estimated costs of restructuring the pre-acquisition PeopleSoft operations will be reflected in the Company’s results of operations.

     Approximately $7.5 million of the third quarter restructuring costs accounted for under SFAS 146 is a cash obligation. Approximately $88.3 million of third quarter restructuring costs related to exiting certain pre-acquisition activities of J.D. Edwards is a cash obligation. These restructuring costs are expected to be funded through operating cash flow.

     The following table sets forth the activity in the Company’s restructuring reserves, accounted for under SFAS 146, for the quarter ended September 30, 2003, which are included in “Accrued liabilities” (in thousands).

			Contract
	Employee	Facilities	Termination and
	Costs	Obligations	Other	Total

Balance June 30, 2003	$2,985	$8,211	$—	$11,196
Restructuring costs	7,480	—	1,294	8,774
Cash payments	(2,446)	(1,204)	—	(3,650)
Non-cash items	(32)	(79)	(1,294)	(1,405)

Balance September 30, 2003	$7,987	$6,928	$—	$14,915

     Future cash payments related to the restructuring reserves accounted for under SFAS 146, which consist of future employee costs and facilities obligations payments, are expected to be made through October 2005.

     The following table sets forth the activity in the Company’s restructuring reserves, accounted for under EITF 95-3, for the quarter ended September 30, 2003, which are included in “Accrued liabilities” (in thousands).

			Contract
	Employee	Facilities	Termination and
	Costs	Obligations	Other	Total

Balance June 30, 2003	$—	$—	$—	$—
Restructuring costs	48,391	30,114	10,033	88,538
Cash payments	(12,929)	(233)	—	(13,162)
Non-cash items	—	—	(219)	(219)

Balance September 30, 2003	$35,462	$29,881	$9,814	$75,157

     Future cash payments related to the restructuring of reserves for employee costs are expected to be made through July 2004. Future cash contract termination payments are expected to be made through August 2007. Future cash payments related to facilities obligations are expected to be made through January 2008.

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

     The following table sets forth the activity in the Company’s product and service warranty reserve, which is included in “Accrued liabilities,” for the three months ended September 30, 2003 (in thousands):

Total

Balance at June 30, 2003	$9,535
Acquisition-related additions	8,813
Expense related to new claims	1,798
Reduction in expense related to changes in estimates	(1,216)
Settlement of claims	(1,358)

Balance September 30, 2003	$17,572

8. Business Combinations

     Pursuant to an Amended and Restated Agreement and Plan of Merger with J.D. Edwards dated June 16, 2003, the Company acquired approximately 85% of the outstanding stock of J.D. Edwards on July 18, 2003 pursuant to an exchange offer and the remaining shares on August 29, 2003 pursuant to a merger. J.D. Edwards results have been included in the Company’s results since July 18, 2003, and minority interest in net income has been recorded from July 18, 2003 through August 29, 2003.

     J.D. Edwards offers enterprise software as well as consulting, education and support services. The Company’s board of directors approved the offer and the merger and determined that the offer and the merger would provide the Company with increased breadth and depth across the Company’s products, market segments and industry coverage. The Company’s board determined that J.D. Edwards’ expertise in manufacturing and distribution applications would strengthen the Company’s enterprise application suite. In addition, the board determined that J.D. Edwards mid-market focused applications and AS/400 based solutions would be additive to the Company’s Internet-based enterprise application suite.

     In the exchange offer, holders of J.D. Edwards common stock were entitled to make an election to tender their shares for cash or shares of PeopleSoft stock and such holders were entitled to receive cash, stock, or a combination of cash and stock, in each case having a value, on a per share basis of $7.05 plus 0.43 of a share of the Company’s common stock, allocated by prorating cash and shares available in the exchange offer among the elections made by the holders. At the completion of the acquisition, a total of 124,108,566 shares of J.D. Edwards common stock were tendered and accepted for exchange by PeopleSoft.

     The Company exchanged options held by J.D. Edwards employees with PeopleSoft options at a rate of 0.43 PeopleSoft options per J.D. Edwards option. Each exchanged PeopleSoft option retained the same vesting characteristics as the J.D. Edwards option it replaced and each J.D. Edwards option holder will receive $7.05 per option upon exercise.

     The aggregate purchase price was approximately $2 billion, which consisted of approximately $875 million in cash, $962 million in PeopleSoft common stock and options, $88.5 million in restructuring costs (see footnote 6) and $27.5 million in deal costs and other incurred liabilities, which primarily consist of fees paid for legal, accounting and financial advisory services. A total of 53,312,015 PeopleSoft shares were issued in the transaction. The value of the stock issued to tendering J.D. Edwards shareholders was based upon the average of the closing prices of one share of the Company’s common stock during the five trading days ending June 18, 2003, which was $17.22. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	1.90
Expected volatility	0.7468
Risk free interest rate	1.86%

     The intrinsic value allocated to the unvested J.D. Edwards options assumed in the exchange was approximately $6.7 million and has been recorded as deferred compensation in the purchase price allocation. Option holders having options with strike prices of $7.05 (J.D. Edwards pre-merger price) or less were given 0.43 shares of the Company’s common stock plus $7.05 less the exercise price and any applicable taxes, in order to retire these options. Approximately 5.0 million of the approximately 8.4 million options issued are fully vested.

     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company allocated the purchase price to the tangible assets, deferred compensation, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The assignment of goodwill to the Company’s reportable segments for this acquisition has not yet been completed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has initially been allocated as follows (in thousands):

Current assets	$545,984
Property and equipment	75,349
Capitalized software	226,300
Goodwill	940,707
Intangible assets and other	535,497
Acquired IPR&D	14,500
Deferred compensation	6,766

Total assets acquired and deferred compensation	2,345,103
Current liabilities	(187,729)
Short-term deferred revenue	(69,953)
Long term deferred revenues and other	(5,142)
Long term deferred income taxes	(129,289)

Total Purchase Price	$1,952,990

     The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost primarily related to estimating involuntary termination and facility related costs.

     In performing this preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of J.D. Edwards’ products. The fair value of intangible assets was primarily based on the income approach. The royalty savings approach and the cost approach were also utilized when appropriate. The rates utilized to discount the net cash flows to their present values were based upon the Company’s weighted average cost of capital and range from 12% to 14%. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from J.D. Edwards. At September 30, 2003, identifiable intangible assets purchased in the J. D. Edwards acquisition consist of the following (in thousands, except for useful life):

	Gross	Accumulated
Identifiable Intangible Assets	Value	Amortization	Useful Life

Capitalized software	$226,300	$8,742	5 years
Patented technology	60,300	2,246	5 years
Customer contracts and related relationships	105,600	2,839	7 years
Maintenance agreements and related relationships	305,500	6,554	8.7 years
Consulting contracts	5,800	4,321	3 months

Balance September 30, 2003	$703,500	$24,702	—

For the Year
Estimated Amortization Expense	Ended

For the year ended 12/31/03	$53,145
For the year ended 12/31/04	107,677
For the year ended 12/31/05	107,677
For the year ended 12/31/06	107,677
For the year ended 12/31/07 and thereafter	327,324

$703,500

     In-process research and development (“IPR&D”) of $14.5 million was expensed as “Restructuring, acquisition and other charges” in the accompanying condensed consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. Four in-process research and development projects were identified relating to the JDE 5 product line. Two of the projects relate to enterprise resource planning software and have a value of approximately $8.9 million. The third project relates to customer relationship management software and has a value of approximately $3.2 million. The fourth project relates to technology designed to enhance the functionality of enterprise resource planning software and has a value of approximately $2.4 million. The value assigned to IPR&D was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 25% was deemed appropriate for valuing IPR&D.

Pro Forma Financial Information

     The unaudited financial information in the table below summarizes the combined results of operations of PeopleSoft and J.D. Edwards, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the IPR&D charge and restructuring charges associated with the acquisition have been excluded. Investment banking fees relating to the merger recorded by J.D. Edwards have also been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each nine month period presented. The unaudited pro forma condensed combined statement of operations for the three months ended September 30, 2003 combines the historical results for PeopleSoft for the three months ended September 2003 and the historical results for J.D. Edwards for the period preceding the merger of July 1 through July 17. The unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2003 combines the historical results for PeopleSoft for the nine months ended September 2003, the historical results for J.D. Edwards for the period of July 1 through July 17, and the historical results for J.D. Edwards for the six months ended April 30, 2003. The unaudited pro forma condensed combined statement of operations for the three and nine months ended September 30, 2002 combines the historical results for PeopleSoft for the three and nine months ended September 2002 and the historical results for J.D. Edwards for the three and nine months ended July 31, 2002. The following amounts are in thousands, except per share amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	$686,848	$685,069	$1,962,787	$1,996,375
Net income	$17,205	$31,364	$13,931	$43,056
Basic income per share	$0.05	$0.09	$0.04	$0.12
Diluted income per share	$0.05	$0.08	$0.04	$0.11

9.     Oracle’s Unsolicited Tender Offer for PeopleSoft’s Common Stock and Customer Assurance Program

Unsolicited Tender Offer for PeopleSoft’s Common Stock

     On June 6, 2003, Oracle Corporation ("Oracle") announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle Offer”). The tender offer was formally commenced June 9, 2003, and on June 18, 2003 Oracle amended the offer to increase the purchase price $16.00 to $19.50 per share.

     The Board of Directors of the Company has determined that the Oracle Offer is not in the best interests of the stockholders and unanimously recommended that the stockholders reject the Oracle Offer and not tender their shares to Oracle for purchase. The expiration of the Oracle Offer is currently December 31, 2003.

     See Note  10, “Commitments and Contingencies” for information about litigation instituted by the Company and others related to the Oracle Offer.

Customer Assurance Program

     In response to Oracle’s public statements about its intent to discontinue the Company's products, and to minimize a potential loss of business during the Oracle Offer, the Company implemented a customer assurance program. This program incorporates a contingent change in control provision to its standard perpetual licensing arrangement. That provision provides customers purchasing application licenses with financial protection in the event that an acquirer discontinues or reduces (or with respect to certain contracts, announces the intention to discontinue or reduce) the licensing, development or support of PeopleSoft applications within a specified period after an acquisition, as defined in the program terms. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees. The multiple increases as the arrangement fees increase and will be generally paid provided the following events occur:

•	either within one year or two years from the contract effective date, the Company is acquired or merged, and the Company is not the acquirer, and

•	either within two or four years from the contract effective date, the acquiring company announces a) its intention to discontinue, or discontinues support services before the end of the normal support term as defined by the Company’s standard policies, or b) announces its intention to discontinue licensing PeopleSoft products to new customers, or c) announces its intention not to, or does not, provide updates or new releases for supportable products for a specified period; and

•	the customer requests the payment in writing by a specified date and the customer has timely paid for support services in accordance with the terms of the customer’s agreement with the Company.

     The terms available under certain contracts also included additional payment triggers after an acquisition, including:

a) a reduction or the announced intention to reduce the amount of money spent to develop updates for the supportable modules or provide support services below the level spent by the Company in the 12 months preceding the acquisition, or

b) a reduction or the announced intention to reduce or limit the ability of the supportable modules to integrate or operate with third party products such as databases, software, products, and technologies.

     Customers retain rights to the licensed products whether or not the customer assurance program’s payments are triggered. No customer is entitled to a refund of arrangement fees paid under the customer’s contract with the Company, but the customer would be entitled to a payment under the customer assurance program if all of the conditions stated above are met.

     The customer assurance program has no financial statement impact on PeopleSoft. A contingent liability would only be recognized in the financial statements of the Company or its acquirer upon or after the consummation of a business combination provided all the events listed above occurred. As of September 30, 2003, the maximum potential amount of future payments which may be required to be made under the customer assurance program was approximately $807 million.

     The customer assurance program has expired. The Company is currently considering whether and on what terms it will extend the customer assurance program.

10. Commitments and Contingencies

Synthetic Leases

     The Company acquired four office buildings in Denver, Colorado (the “Denver Campus”) as a result of the acquisition of J.D. Edwards (see Note 8). The Denver Campus was constructed on land originally owned by J.D. Edwards and is leased under operating leases, which commenced in 1997 and 1998. The Company has six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided financing of $121.2 million for the purchase and construction costs of the buildings through a combination of debt and equity. The lease payment obligations are based on a return on the lessor’s costs. The Company also has an option to refinance or purchase the leased properties at its sole discretion during the term of the lease for approximately $121.2 million, the amount expended by the lessor and syndication of banks for purchase and construction costs. In the event that the Company does not exercise its option to refinance or purchase the leased properties, it must guarantee the residual value of each building up to approximately 85% of its original cost. The Company does not believe that it will be called upon to perform under the residual guarantee to satisfy any financial obligations under the leases. The Company has evaluated the fair value of the Denver Campus and determined that at this point it is not probable that the value of the property at the end of the lease term will be less than the residual value guaranteed by the Company. The leases terminate between April and November of 2004. The Company is currently considering alternatives that include a refinancing of the existing arrangement or a cash purchase.

     The Company can elect to reduce the interest rate used to calculate lease expense by collateralizing the Denver Campus financing arrangements with investments. At September 30, 2003, investments totaling $117.6 million were designated as collateral for these leases. The Company may withdraw the funds used as collateral, excluding restricted amounts, at its sole discretion provided that it is not in default under the lease agreements. At September 30, 2003, funds used as collateral in the amount of $81.7 million were available for withdrawal. At September 30, 2003, the Company was in compliance with the covenants, representations, and warranties required under the lease agreements.

Customer Indemnification

     From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of September 30, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

PeopleSoft Stockholder Actions — Delaware Court of Chancery

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

     On June 25, 2003, on an application filed in the Nemes Action, the Court consolidated the actions listed above under a single caption and case number: In re PeopleSoft, Inc. Shareholder Litigation, Consol. C.A. No. 20365-NC (“the Delaware shareholder litigation”). Defendants filed their Answer on June 25, 2003.

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

     On November 6, 2003, plaintiffs in the Delaware Shareholder Litigation, filed a motion for preliminary injunction seeking to enjoin defendant PeopleSoft, and its directors, officers and employees from continuing the Company’s Customer Assurance Program. In their motion, plaintiffs assert that the terms of the revised Customer Assurance Program constitute a disproportionate and unreasonable response to any perceived threat from Oracle’s outstanding tender offer. Plaintiffs have moved for an order expediting consideration of their motion for a preliminary injunction.

     Document discovery has commenced in these consolidated actions and is coordinated with the discovery in the action filed against the Company by Oracle, discussed below.

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

Oracle v. PeopleSoft — Delaware Court of Chancery

     On June 18, 2003, Oracle filed a suit in the Delaware Court of Chancery (Case No. 20377-NC) against the Company, several of the Company’s directors (the “Director Defendants”), and J.D. Edwards, alleging that the Director Defendants breached their fiduciary duties in connection with the Company’s response to Oracle’s tender offer commenced on June 9 and amended June 18, 2003, and that J.D. Edwards aided and abetted such directors’ purported breach of fiduciary duty. Oracle seeks injunctive, declaratory and rescissory relief. On June 25, 2003, defendants filed their Answer. A hearing on a motion for preliminary injunction was scheduled for July 16, 2003, but was postponed upon the request of Oracle. On July 25, 2003, Oracle advised the Court that, in light of the second request for further information it received from the antitrust division of the United States Department of Justice regarding its tender offer, it did not believe it was appropriate to set a hearing date at this time. Document discovery has commenced in this litigation.

     On November 10, 2003, Oracle filed a motion for preliminary injunction, which is consolidated with the Delaware Shareholder Litigation in the Court of Chancery. In its motion for preliminary injunction, Oracle similarly seeks to enjoin the PeopleSoft defendants from continuing to offer to customers the terms contained in the revised Customer Assurance Program. On the same date, Oracle also filed motions seeking leave of Court to amend its Complaint and to expedite its motion for a preliminary injunction. The Court of Chancery has scheduled a hearing for November 19, 2003 to consider plaintiffs’ and Oracle’s motions to expedite consideration of their preliminary injunction applications.

     The Company believes that the claims and allegations asserted in this action are without merit, and intends vigorously to defend against this lawsuit.

     In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company.

PeopleSoft Stockholder Actions — California Superior Court for the County of Alameda

     On June 6, 2003, separate actions were filed in the California Superior Court for the County of Alameda by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306), Lorrie McBride (Case No. RG03100300), and Ray Baldi (Case No. RG03100696) (collectively the “Initial Alameda Stockholder Actions”), all of whom purport to be stockholders of the Company, against several of the Company’s executive officers and directors. The suits allege that defendants breached their fiduciary duties in connection with (i) the Company’s response to Oracle’s tender offer announced on June 6, 2003, (ii) the Company’s agreement to acquire J.D. Edwards, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by Company stockholders at the 2003 Annual Meeting. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Stockholder Actions were consolidated. On June 11, 2003, two additional actions were filed by Moshe Panzer (Case No. RG03100876) and Arace Brothers (Case No. RG03100830) asserting similar claims. By Order dated July 10, 2003, the Panzer and Arace actions were consolidated with the Initial Alameda Stockholder Actions (collectively “the Alameda Stockholder Actions”).

     By Order dated June 18, 2003, the Alameda County Superior Court granted the Company’s Motion to Stay the Initial Alameda Stockholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. By Order dated July 10, 2003, the Alameda County Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Stockholder Actions. Accordingly, all of the Alameda Stockholder Actions are stayed by order of the Court.

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

     Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,

	Operating Segments

2003	North America	International	Other	Total

Revenues	$449,404	$174,690	$—	$624,094
Cost of revenues	240,150	103,015	—	343,165

Segment margin	$209,254	$71,675	$—	$280,929

Operating expenses			$290,382	290,382

Operating loss				$(9,453)

	Operating Segments

2002	North America	International	Other	Total

Revenues	$356,668	$114,545	$—	$471,213
Cost of revenues	164,795	69,204	—	233,999

Segment margin	$191,873	$45,341	$—	$237,214

Operating expenses			$174,706	174,706

Operating income				$62,508

	Nine Months Ended September 30,

	Operating Segments

2003	North America	International	Other	Total

Revenues	$1,167,517	$414,275	$—	$1,581,792
Cost of revenues	568,859	242,113	—	810,972

Segment margin	$598,658	$172,162	$—	$770,820

Operating expenses			678,270	678,270

Operating income				$92,550

	Operating Segments

2002	North America	International	Other	Total

Revenues	$1,088,858	$340,304	$7,530	$1,436,692
Cost of revenues	509,855	204,963	6,755	721,573

Segment margin	$579,003	$135,341	$775	$715,119

Operating expenses			540,928	540,928

Operating income				$174,191

     Revenues from the Europe/Middle-East/Africa region represented 18% and 14% of total revenues, respectively, for the three months ended September 30, 2003 and 2002. Revenues from the Europe/Middle-East/Africa region represented 15% and 14% of total revenues, respectively, for the nine month periods ended September 30, 2003 and 2002. No other international region had revenues equal to or greater than 10% of total revenues for the three and nine months ended September 30, 2003 or 2002. Revenues originating in each individual foreign country were less than 10% of total revenues for each of the three and nine months ended September 30, 2003 and 2002.

12. Recently Issued Accounting Standards

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

The adoption of SFAS No. 143 did not have a material effect on the Company’s results of operations or financial condition.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of fiscal 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards, “Accounting for Stock Based Compensation Transition and Disclosure–an Amendment of SFAS No. 123,” or SFAS 148, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002 and have been included in these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (FIN 46) that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. FIN 46 is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective for the period ending after December 15, 2003. On June 30, 2003, the Company exercised its option to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million, prior to the maturity of the related synthetic lease. Had the Company not terminated this synthetic lease prior to July 1, 2003, it would have been required to consolidate its financial position and results of operations under the provisions of FIN 46. However, given the termination of the lease, the provisions of FIN 46 did not apply. The Denver Campus does not meet the definition of a variable interest entity for consolidated financial reporting. Accordingly, the Company has accounted for the leases related to the Denver Campus as operating leases.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150) that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” concerning non-historical facts or matters that are subject to risks and uncertainties. These forward-looking statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “projections,” “estimates,” “may,” “will,” “should,” “could” or similar expressions. These forward-looking statements represent our expectations or beliefs concerning future events, many of which are outside of our control. Forward-looking statements contained throughout this Quarterly Report include, but are not limited to, those identified with a footnote (1) symbol. Many possible events or factors could affect the actual financial results and performance of PeopleSoft. These factors or events could cause those results or performance to differ significantly from those expressed in our forward-looking statements.

     We caution that these forward-looking statements are further qualified by important factors, including those set forth below and elsewhere in this Quarterly Report that could cause actual results to differ significantly.

     These forward-looking statements and other forward-looking statements made elsewhere in this Quarterly Report are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of performance. By their nature, they involve risks, uncertainties and assumptions. The future results of PeopleSoft may differ significantly from those expressed in these forward-looking statements. Stockholders are cautioned not to put undue reliance on any forward-looking statement. Any such statement speaks only as of the date of this Quarterly Report. We do not assume any obligation to update or release any revisions to any forward-looking statements, to report any new information, future event or other circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law. For a discussion of factors that could affect future results, see “Factors That May Affect Our Future Results Or The Market Price Of Our Stock.”

RESULTS OF OPERATIONS

     The following table shows the percentage of period over period growth and the percentage of total revenues represented by the line items in our condensed consolidated statements of operations:

	Percentage of			Percentage of
	Dollar	Percentage of		Dollar	Percentage of
	Change	Total Revenues		Change	Total Revenues

	Three months ended September 30,			Nine months ended September 30,
	2003/2002	2003	2002	2003/2002	2003	2002

Revenues:
License fees	32%	26%	26%	(9)%	22%	27%
Maintenance revenue	33	37	37	25	41	36
Professional services revenue	33	37	37	11	37	37

Service revenue	33	74	74	18	78	73
Development and other service revenue	—	—	—	(100)	—	—

Total revenues	32	100	100	10	100	100

Costs and expenses:
Cost of license fees	91	3	2	22	3	2
Cost of services	44	37	34	13	35	34
Cost of development and other services	—	—	—	(100)	—	1
Sales and marketing expense	32	27	27	11	26	26
Product development expense	54	20	18	17	19	18
General and administrative expense	127	10	6	60	9	6
Restructuring, acquisition and other charges	100	4	—	223	2	1

Total costs and expenses	55	101	87	18	94	88

Operating income (loss)	(115)	(1)	13	(47)	6	12
Other income, net	35	1	1	(10)	1	2

Income (loss) before provision for income taxes	(103)	—	14	(43)	7	14
Provision for income taxes	(82)	1	5	(39)	3	5

Income (loss) before minority interest	(114)	(1)	9	(45)	4	9
Minority interest in net income	100	—	—	100	—	—

Net income (loss)	(117)%	(1)%	9%	(46)%	4%	9%

Diluted income (loss) per share	(114)%			(49)%

     The fluctuations in the operating results of the Company and its segments for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 reflect the acquisition of J. D. Edwards. On July 17, 2003, we acquired approximately 85% of the outstanding stock of J.D. Edwards. On August 29, 2003, the Company acquired the remaining shares of J.D. Edwards, completing the merger with J.D. Edwards. Accordingly, J.D. Edwards’ results have been included in the Company’s results since July 18, 2003, and minority interest in earnings has been recorded from July 18, 2003 through August 29, 2003.

     Net income decreased $52.0 million or 117% to a net loss of $7.3 million for the third quarter of 2003 from net income of $44.6 million for the third quarter of 2002. The diluted loss per share was $0.02 in the third quarter of 2003, compared to diluted income per share of $0.14 in the third quarter of 2002.

     For the nine months ended September 30, 2003, net income decreased $57.5 million or 46% to $67.7 million from $125.2 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, diluted income per share decreased to $0.20 from $0.39 for the nine months ended September 30, 2002.

     Net loss for the quarter ended September 30, 2003 includes restructuring, acquisition and other charges totaling $23.3 million ($20.0 million after tax) related to our acquisition of J.D. Edwards. These costs primarily result from in-process research and development (“IPR&D”) charges, employee related termination costs and contract termination costs. Net income for the nine months ended September 30, 2003 also includes restructuring charges totaling $13.8 million ($8.5 million after-tax) resulting from headcount reductions within various worldwide administrative and support functions and the closure of an underutilized office facility. Refer to “Restructuring, Acquisition and Other Charges” below. Additionally, net income (loss) for the quarter and the nine months ended September 30, 2003 includes costs associated with the Company’s response to the Oracle Corporation (“Oracle”) offer of $17.9 million ($11.0 million after tax) and $31.4 million ($19.3 million after tax), respectively.

     Net income for the nine months ended September 30, 2002 includes a first quarter charge of $2.8 million ($1.7 million after-tax) for IPR&D related to the Annuncio Software, Inc. (Annuncio) business combination and a second quarter IPR&D charge of $8.7 million (no tax impact) related to the acquisition of Momentum Business Applications, Inc. (“Momentum”).

Revenues

     Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees increased by 32% to $160.5 million in the third quarter of 2003 from $121.6 million in the third quarter of 2002. The revenue increase is attributable to our acquisition of J.D. Edwards in July 2003. Revenue from license fees decreased by 9% to $353.0 million during the nine months ended September 30, 2003 from $386.8 million during the nine months ended September 30, 2002. The decrease in license revenue reflects a slowdown in information technology spending resulting from the global economic downturn during the first half of the year, partially offset by an increase in license fees due to the acquisition of J.D. Edwards in July 2003.

     Our service revenue consists of software maintenance revenue and professional services revenue (consulting fees, customer training fees and miscellaneous fees). Maintenance revenue was $234.6 million during the third quarter of 2003 compared to $176.9 million during the third quarter of 2002. The $57.7 million increase in maintenance revenue is primarily a result of the continuing addition of new customers to our installed base combined with a high renewal rate by existing customers and an increase in maintenance revenue attributable to the acquisition of J.D. Edwards in July 2003. Professional services revenue was $229.1 million during the third quarter of 2003 compared to $172.7 million during the third quarter of 2002. The $56.4 million increase in professional services revenue is primarily attributable to the acquisition of J.D. Edwards in July 2003. For the nine months ended September 30, 2003, maintenance revenue increased by 25% to $640.1 million from $512.8 million for the nine months ended September 30, 2002. The increase in maintenance revenue is primarily a result of the continuing addition of new customers to our installed base combined with a high renewal rate by existing customers and an increase in maintenance revenue attributable to the acquisition of J.D. Edwards in July 2003. For the nine months ended September 30, 2003, professional services revenue increased by 11% to $588.7 million from $529.6 million for the nine months ended September 30, 2002. The increase in professional services revenue is primarily attributable to the acquisition of J.D. Edwards in July 2003. As a result of our acquisition of J. D. Edwards, the deferred revenues on J.D. Edwards balance sheet at the closing of the merger, which predominately consists of maintenance revenue, has been reduced to fair value. The impact of this fair value reduction will reduce the amount of deferred maintenance revenue available to be recognized into earnings as a result of the J. D. Edwards acquisition through the end of 2004. We anticipate that maintenance revenue will increase in 2004 as customers renew their maintenance contracts. (1)

(1)Forward-Looking Statement

     Development and other service revenue recognized in 2002 consisted of revenue generated pursuant to a development agreement with Momentum Development Corporation (“Momentum”). On April 9, 2002, we acquired Momentum. As a result of this acquisition, no development and other service revenue was subsequently generated. Revenue from development and other services was zero for the nine months ended September 30, 2003 as compared to $7.5 million for the same period in 2002. Cost of development and other services was zero for the nine months ended September 30, 2003 as compared to $6.8 million during the nine months ended September 30, 2002. Refer to “Business Combinations” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion about Momentum and the acquisition of Momentum. We do not expect to have any further “Development and other services” revenue or related costs.(1)

Revenues by Segment

     At September 30, 2003 the Company is organized by geographic areas, in two operating segments: North America, which includes operations in the U.S. and Canada, and International, which includes operations in all other regions.

     Revenue from the North America segment during the third quarter of 2003 increased by 26% to $449.4 million, or 72% of total revenues, from $356.7 million, or 76% of total revenues during the third quarter of 2002. The increase in revenue during the quarter ended September 30, 2003 is primarily attributable to the inclusion of J.D. Edwards in July of 2003, which resulted in increases in license and service revenue. Revenues from the North America segment during the nine months ended September 30, 2003 increased by 7% to $1,167.5 million, or 74% of total revenues, from $1,088.9 million, or 76% of total revenues during the nine months ended September 30, 2002. The increase in revenue during the year-to-date period ended September 30, 2003 primarily reflects the increase in revenue during the third quarter of 2003, partially offset by the impact of the slowdown in information technology spending during the first half of the year.

     Revenues from the International segment during the third quarter of 2003 increased by 53% to $174.7 million, or 28% of total revenues, from $114.5 million, or 24% of total revenue in the third quarter of 2002. Revenues from the International segment increased by 22% to $414.2 million, or 26% of total revenues, during the nine months ended September 30, 2003 from $340.3 million, or 24% of total revenues, during the nine months ended September 30, 2002. The increase in revenue during the quarter and year-to-date periods ended September 30, 2003 is primarily attributable to the inclusion of J.D. Edwards in July of 2003, which resulted in increases in service and license revenue.

     Revenues from the Europe/Middle-East/Africa region represented 18% and 14% of total revenues, respectively, for the three months ended September 30, 2003 and 2002. Revenues from the Europe/Middle-East/Africa region represented 15% and 14% of total revenues, respectively, for the nine month periods ended September 30, 2003 and 2002. No other international region had revenues equal to or greater than 10% of total revenues for the three and nine months ended September 30, 2003 or 2002. Revenues originating in each individual foreign country were less than 10% of total revenues for each of the three and nine months ended September 30, 2003 and 2002.

Costs and Expenses

     Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party technology and products. Cost of license fees consists principally of royalties, license fees for certain third party software products, amortization of capitalized software costs and product warranty costs. Cost of license fees increased to $21.9 million in the third quarter of 2003 from $11.5 million in the third quarter of 2002 representing 14% and 9% of license revenue respectively. During the nine months ended September 30, 2003 and 2002, cost of license fees increased to $40.2 million from $33.1 million, representing 11% and 9% of license revenue in each of those nine month periods. The increase in the cost of license fees for the three months ended September 30, 2003 is primarily a result of amortization of capitalized software related to the J.D. Edwards acquisition in the amount of $8.7 million, and $2.8 million due to the inclusion of J.D. Edwards subsequent to July 2003, partially offset by a $1.1 million decrease in royalties due to a change in the mix of royalty bearing license contracts. The increase in the cost of license fees for the nine months ended September 30, 2003 is primarily a result of amortization of capitalized software related to the J.D. Edwards acquisition in the amount of $8.7 million, $2.8 due to the inclusion of J.D. Edwards subsequent to its acquisition in July 2003, and $2.3 million of amortization of capitalized software primarily from the Momentum acquisition, partially offset by a $4.0 million decrease in royalties due to a change in the mix of royalty bearing license contracts.

     Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing consulting services, post-installation support and training. Cost of services increased to $230.2 million in the third quarter of 2003 from $159.4 million in the third quarter of 2002, representing 50% and 46% of service revenues in each of those quarters. The inclusion of J.D. Edwards since its acquisition in July 2003 accounted for $61.1 million of the increase in cost of services. The remaining increase is primarily due to amortization of intangibles of $10.9 million related to maintenance agreements and related relationships and consulting contracts acquired from J.D. Edwards. For the nine months ended September 30, 2003 cost of services increased to $560.4 million from $495.1 million during the nine months ended September 30, 2002, representing 46% and 47% of service revenues, respectively. The increase in cost of services for the nine months ended September 30, 2003 is primarily due to the inclusion of $61.1 million relating to J.D. Edwards subsequent to July 2003 and amortization of intangibles related to maintenance agreements and consulting contracts acquired from J.D. Edwards of $10.9 million.

     Sales and marketing expenses increased to $168.6 million in the third quarter of 2003 from $127.6 million in the third quarter of 2002, representing 27% of total revenues in each of those quarters. The increase in sales and marketing expenses for the quarter is primarily due to the inclusion of J.D. Edwards subsequent to its acquisition in July 2003 in the amount of $48.6 million and amortization of intangibles for customer contracts and related relationships related to the acquisition of $2.8 million, and $2.6 million in increased marketing costs associated with our response to the Oracle Offer, partially offset by a $2.6 million decrease in salaries due to decreased headcount from the restructuring that occurred during the second quarter of 2003, and a $2.1 million decrease in facilities expense and information systems expense. Sales and marketing expenses increased to $419.6 million for the nine months ended September 30, 2003 from $378.4 million for the nine months ended September 30, 2002, representing 26% of total revenues in each of the nine month periods. The increase in sales and marketing expenses for the nine months is primarily due to the inclusion of J.D. Edwards subsequent to its acquisition in July 2003 in the amount of $48.6 million and amortization of intangibles related to the acquisition of $2.8 million, as well as $4.9 million in increased marketing costs associated with our response to the Oracle Offer, partially offset by a $6.5 million decrease in salaries and benefits due to decreased headcount from the second quarter 2003 restructuring, a $4.5 million decrease in commissions due to decreased software license sales, and a $3.5 million decrease in rent expense and information systems expense.

     Product development expenses consist of costs related primarily to our software development and the associated infrastructure costs required to fund product development initiatives. Product development expenses increased to $127.7 million in the third quarter of 2003 from $83.0 million in the third quarter of 2002, representing 20% and 18% of total revenues in each of those quarters. The

(1) Forward-Looking Statement

increase in product development expenses is primarily attributable to the inclusion of J.D. Edwards subsequent to its acquisition in July 2003 in the amount of $32.2 million as well as a $5.4 million increase in employee bonuses, $4.0 million increase in salaries expense due to increased headcount in 2003, and a $2.2 million increase in amortization of patent intangibles related to the acquisition. Product development expenses increased to $296.1 million during the nine months ended September 30, 2003 from $252.9 million for the nine months ended September 30, 2002, representing 19% and 18% of total revenues, respectively. The increase in product development expenses is primarily attributable to the inclusion of J.D. Edwards subsequent to its acquisition in July 2003 in the amount of $32.2 million, and amortization of patent intangibles related to the J.D. Edwards acquisition of $2.2 million, a $5.9 million increase in development activities as developers were redeployed from working on Momentum projects in the prior year, and a $4.8 million increase in salaries and benefits expense due to increased headcount in 2003. Our focus is to continue to extend our software offerings by delivering enhanced functionality and to further develop new applications in our integrated application suites: Human Capital Management, Financial Management Solutions, Customer Relationship Management and Supply Chain Management.(1)

     General and administrative expenses increased to $61.9 million during the third quarter of 2003 from $27.2 million during the third quarter of 2002, representing 10% and 6% of total revenues, respectively. The increase is primarily attributable to the inclusion of J.D. Edwards general and administrative expenses in the amount of $15.8 million subsequent to the acquisition in July 2003 as well as $12.4 million in investment banking, legal and other expenses incurred in the third quarter of 2003 related to our response to the Oracle Offer and $3.2 million in integration fees, paid to third parties, related to the J.D. Edwards acquisition. General and administrative expenses increased to $135.9 million from $84.9 million for the nine months ended September 30, 2003, representing 9% and 6% of total revenues, respectively. The increase for the nine month period is primarily attributable to $23.6 million in expenses incurred in the second and third quarter of 2003 related to our response to the Oracle Offer, the inclusion of J.D. Edwards general and administrative expenses in the amount of $15.8 million subsequent to the acquisition in July 2003, a $4.6 million increase in salaries and benefits primarily relating to the redeployment of internal personnel, and $3.2 million in integration fees paid to third parties relating to the J.D. Edwards acquisition.

Restructuring, Acquisition and Other Charges

     During the third quarter of 2003, we recorded restructuring and acquisition charges totaling $23.3 million that relate to the J.D. Edwards acquisition which are included in “Restructuring acquisition and other charges”. This consisted of $8.8 million in restructuring charges and a$14.5 million IPR&D write-off (see “Business Combinations” below). Restructuring charges consisted $5.6 million for employee severance, $2.2 million for acquisition related employee retention, and $1.0 million for contract terminations. During the second quarter of 2003, we recorded pretax restructuring charges of $13.8 million, which consisted of $4.6 million for employee severance, $7.5 million for the fair value of lease obligations associated with the closure of an office facility and $1.7 million for the impairment of related leasehold improvements. Approximately $19.6 million of the above restructuring charges are cash charges, which are expected to be funded through operating cash flow. During the nine months ended September 30, 2002, we incurred a first quarter charge of $2.8 million related to the write-off of in-process research and development costs associated with our acquisition of Annuncio and a second quarter charge of $8.7 million related to the write-off of in-process research and development costs related to the acquisition of Momentum.

     Restructuring, acquisition and other charges recorded in the third quarter of 2003 are based on our restructuring plans that have been committed to by management. The Company expects to record additional “Restructuring, acquisition and other” charges of approximately $4 to $6 million for employee related costs and facility obligations during the fourth quarter of 2003.(1) Any changes to the estimates of executing the restructuring plans will be reflected in our future results of operations as appropriate.(1)

Other Income, Net

     Other income, net, which primarily includes interest income, increased to $7.6 million in the third quarter of 2003 from $5.6 million in the third quarter of 2002, and decreased to $19.2 million in the nine months ended September 30, 2003 from $21.3 million during the nine months ended September 30, 2002. The increase for the third quarter of 2003 is primarily the result of the inclusion of $1.6 million of other income and expense acquired in the J.D. Edwards acquisition. The decrease for the nine month period ended September 30, 2003, is primarily due to a $1.6 million decrease in investment income due to decrease in yields from prior year and the impairment of certain investments, $4.7 million in foreign currency exchange losses primarily due to the weakening of various Latin American currencies in the prior year and the $1.4 million loss on the buyout of interest rate swaps in the second quarter of 2003, partially offset by the inclusion of $1.6 million of other income and expense related to the J.D. Edwards acquisition, proceeds from the

(1) Forward-Looking Statement

sale of an investment in marketable securities in the amount of $1.8 million and the exclusion of $1.8 million of interest expense on convertible bonds which matured in the third quarter of 2002.

Provision for Income Taxes

     Our income tax provision decreased to $4.2 million in the third quarter of 2003 from $23.5 million in the third quarter of 2002 and decreased to $42.9 million in the nine months ended September 30, 2003 from $70.3 million for the same period in 2002. Our effective tax rate was 38.4% and 36.0% for the nine months ended September 30, 2003 and 2002, respectively. Exclusive of restructuring charges in the second quarter of 2003 and restructuring charges and in-process research and development charges in the third quarter of 2003 and in-process research and development charges in the first and second quarters of 2002, the effective tax rates for the nine months ended September 30, 2003 and 2002 were 34.6% and 34.5%, respectively. The net deferred tax assets at September 30, 2003 were $79.5 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the valuation of these net deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from future operations, subsequent reversals of deferred tax liabilities and other sources.(1)

Business Combinations

     Pursuant to an Amended and Restated Agreement and Plan of Merger with J.D. Edwards dated June 16, 2003, the Company acquired approximately 85% of the outstanding stock of J.D. Edwards on July 18, 2003 pursuant to an exchange offer and the remaining shares on August 29, 2003 pursuant to a merger. J.D. Edwards results have been included in the Company’s results since July 18, 2003, and minority interest in net income has been recorded from July 18, 2003 through August 29, 2003.

     J.D. Edwards offers enterprise software as well as consulting, education and support services. The Company’s board of directors approved the offer and the merger and determined that the offer and the merger would provide the Company with increased breadth and depth across the Company’s products, market segments and industry coverage. The Company’s board determined that J.D. Edwards’ expertise in manufacturing and distribution applications would strengthen the Company’s enterprise application suite. In addition, the board determined that J.D. Edwards mid-market focused applications and AS/400 based solutions would be additive to the Company’s Internet-based enterprise application suite.

     In the exchange offer, holders of J.D. Edwards common stock were entitled to make an election to tender their shares for cash or shares of PeopleSoft stock and such holders were entitled to receive cash, stock, or a combination of cash and stock, in each case having a value, on a per share basis of $7.05 plus 0.43 of a share of the Company’s common stock, allocated by prorating cash and shares available in the exchange offer among the elections made by the holders. At the completion of the acquisition, a total of 124,108,566 shares of J.D. Edwards common stock were tendered and accepted for exchange by PeopleSoft.

     The Company exchanged options held by J.D. Edwards employees with PeopleSoft options at a rate of 0.43 PeopleSoft options per J.D. Edwards option. Each exchanged PeopleSoft option retained the same vesting characteristics as the J.D. Edwards option it replaced and each J.D. Edwards option holder will receive $7.05 per option upon exercise.

     The aggregate purchase price was approximately $2 billion, which consisted of approximately $875 million in cash, $962 million in PeopleSoft common stock and options, $88.5 million in restructuring costs (see footnote 6) and $27.5 million in deal costs and other incurred liabilities, which primarily consist of fees paid for legal, accounting and financial advisory services. A total of 53,312,015 PeopleSoft shares were issued in the transaction. The value of the stock issued to J.D. Edwards shareholders was based upon the average of closing prices of one share of the Company’s common stock during the five trading days ending June 18, 2003, which was $17.22. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	1.90
Expected volatility	0.7468
Risk free interest rate	1.86%

(1) Forward-Looking Statement

The intrinsic value allocated to the unvested J.D. Edwards options assumed in the exchange was approximately $6.7 million and has been recorded as deferred compensation in the purchase price allocation. Option holders having options with strike prices of $7.05 (J.D. Edwards pre-merger price) or less were given 0.43 shares of the Company’s common stock plus $7.05 less the exercise price and any applicable taxes, in order to retire these options. Approximately 5.0 million of the approximately 8.4 million options issued are fully vested.

     As a result of the acquisition of J.D. Edwards, the Company recorded approximately $88.5 million of restructuring costs in connection with exiting certain pre-acquisition activities of J.D. Edwards including severance costs, change in control payments, costs of vacating duplicate facilities, contract termination costs, and other costs. Change in control payments are made to employees covered by a plan maintained by J.D. Edwards and subsequently assumed by PeopleSoft upon the completion of the merger. That change in control plan provides for specified severance and other change in control-related benefits to participants in the plan. The plan covered 197 senior management employees. Terminated individuals who will receive severance and change in control payments are primarily general and administrative, consulting, and sales and marketing employees. And accordingly, these costs have been recognized as a liability assumed in the purchase business combination. Future cash payments related to the restructuring reserves for employee costs are expected to be made through July 2004. Future cash contract termination payments are expected to be made through August 2007. Future cash payments related to the restructuring reserves for facilities obligations are expected to be made through January 2008.

     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company allocated the purchase price to the tangible assets, deferred compensation, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The assignment of goodwill to the Company’s reportable segments for this acquisition has not yet been completed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has initially been allocated as follows (in thousands):

Current assets	$545,984
Property and equipment	75,349
Capitalized software	226,300
Goodwill	940,707
Intangible assets and other	535,497
Acquired IPR&D	14,500
Deferred compensation	6,766

Total assets acquired and deferred compensation	2,345,103
Current liabilities	(187,729)
Short-term deferred revenue	(69,953)
Long term deferred revenues and other	(5,142)
Long term deferred income taxes	(129,289)

Total Purchase Price	$1,952,990

     The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost primarily related to estimating involuntary termination and facility related costs.

     In performing this preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of J.D. Edwards’ products. The fair value of intangible assets was primarily based on the income approach. The royalty savings approach and the cost approach were also utilized when appropriate. The rates utilized to discount the net cash flows to their present values were based upon the Company’s weighted average cost of capital and range from 12% to 14%. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from J.D. Edwards. At September 30, 2003, identifiable intangible assets purchased in the J. D. Edwards acquisition consist of the following (in thousands, except for useful life):

	Gross	Accumulated
Identifiable Intangible Assets	Value	Amortization	Useful Life

Capitalized software	$226,300	$8,742	5 years
Patented technology	60,300	2,246	5 years
Customer contracts and related relationships	105,600	2,839	7 years
Maintenance agreements and related relationships	305,500	6,554	8.7 years
Consulting contracts	5,800	4,321	3 months

Balance September 30, 2003	$703,500	$24,702	—

For the Year
Estimated Amortization Expense	Ended

For the year ended 12/31/03	$53,145
For the year ended 12/31/04	107,677
For the year ended 12/31/05	107,677
For the year ended 12/31/06	107,677
For the year ended 12/31/07 and thereafter	327,324

$703,500

     In-process research and development (“IPR&D”) of $14.5 million was expensed as “Restructuring, acquisition and other charges” in the accompanying condensed consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. Four in-process research and development projects were identified relating to the JDE 5 product line. Two of the projects relate to enterprise resource planning software and have a value of approximately $8.9 million. The third project relates to customer relationship management software and has a value of approximately $3.2 million. The fourth project relates to technology designed to enhance the functionality of enterprise resource planning software and has a value of approximately $2.4 million. The value assigned to IPR&D was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 25% was deemed appropriate for valuing IPR&D.

Oracle’s Unsolicited Tender Offer for PeopleSoft’s Common Stock

     On June 6, 2003, Oracle announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle Offer”). The tender offer was formally commenced June 9, 2003, and on June 18, 2003 Oracle amended the offer to increase the purchase price $16.00 to $19.50 per share.

     As more fully described in the Company’s amended Schedule 14D-9, filed with the Securities and Exchange Commission (“SEC”), the Board of Directors of the Company has determined that the Oracle Offer is not in the best interests of the stockholders and unanimously recommended that the stockholders reject the Oracle Offer and not tender their shares to Oracle for purchase. The expiration of the Oracle Offer is currently December 31, 2003.

     See Note 10, “Commitments and Contingencies” to the Consolidated Financial Statements for information about litigation instituted by the Company and others related to the Oracle Offer.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to utilize accounting policies and make estimates and assumptions that affect our reported results. We believe our accounting policies and estimates related to revenue recognition, business combinations, capitalized software, allowance for doubtful accounts, product and service warranty reserve and deferred tax asset valuation allowances represent our critical accounting policies and estimates. Despite the Company’s best effort to make good faith estimates and assumptions, actual results may differ.

Revenue Recognition

     We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature. We derive revenues from the following sources: license fee revenue, maintenance revenue and professional services revenue.

     License Fee Revenue. For software license agreements that do not require significant modifications or customization of the software, we recognize software license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. Our software license agreements generally include multiple products and services, or “elements.” Consulting services, if included as an element of software license agreements, generally do not involve significant modification or customization of the licensed software. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. If the license fee due from the customer is not fixed or determinable, revenue is recognized as payment becomes due, assuming all other revenue recognition criteria have been met. We consider arrangements with extended payment terms not to be fixed or determinable. Revenue associated with reseller arrangements is recognized when we receive persuasive evidence that the reseller has sold the products to an end user customer. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on our history, the likelihood of non-acceptance in these situations is remote, and we recognize revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

     In response to Oracle’s public statements about its intent to discontinue the Company’s products, and to minimize a potential loss of business during the Oracle Offer, the Company implemented a customer assurance program. This program incorporates a contingent change in control provision to its standard perpetual licensing arrangement. That provision provides customers purchasing application licenses with financial protection in the event that an acquirer discontinues or reduces (or with respect to certain contracts, announces the intention to discontinue or reduce) the licensing, development or support of PeopleSoft applications within a specified period after an acquisition, as defined in the program terms. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees. The multiple increases as the arrangement fees increase and will be generally paid provided the following events occur:

•	either within one year or two years from the contract effective date, the Company is acquired or merged, and the Company is not the acquirer, and

•	either within two or four years from the contract effective date, the acquiring company announces a) its intention to discontinue, or discontinues support services before the end of the normal support term as defined by the Company’s standard policies, or b) announces its intention to discontinue licensing PeopleSoft products to new customers, or c) announces its intention not to, or does not, provide updates or new releases for supportable products for a specified period; and

•	the customer requests the payment in writing by a specified date and the customer has timely paid for support services in accordance with the terms of the customer’s agreement with the Company.

     The terms available under certain contracts also included additional payment triggers after an acquisition, including:

a) a reduction or the announced intention to reduce the amount of money spent to develop updates for the supportable modules or provide support services below the level spent by the Company in the 12 months preceding the acquisition, or

b) a reduction or the announced intention to reduce or limit the ability of the supportable modules to integrate or operate with third party products such as databases, software, products, and technologies.

     Customers retain rights to the licensed products whether or not the customer assurance program’s payments are triggered. No customer is entitled to a refund of arrangement fees paid under the customer’s contract with the Company, but the customer would be entitled to a payment under the customer assurance program if all of the conditions stated above are met.

     The customer assurance program has no financial statement impact on PeopleSoft. A contingent liability would only be recognized in the financial statements of the Company or its acquirer upon or after the consummation of a business combination provided all the events listed above occurred. As of September 30, 2003, the maximum potential amount of future payments which may be required to be made under the customer assurance program was approximately $807 million.

     The customer assurance program has expired. The Company is currently considering whether and on what terms it will extend the customer assurance program.

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

Business Combinations

     We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as IPR&D based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

     Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

     Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, restructuring liabilities that have resulted from the J.D. Edwards purchase are subject to change as management completes its assessment of the pre-merger operations and begins to execute the approved plan.

Capitalized Software

     We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed internal testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any significant development costs in the nine month periods ended September 30, 2003 and 2002. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software. We evaluate the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross revenues were to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

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

Deferred Tax Asset Valuation Allowance

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance against those deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded. We have established valuation allowances for net operating losses incurred in foreign jurisdictions and other foreign tax benefits as well as on operating loss carry-forwards in state jurisdictions of acquired companies.

Liquidity and Capital Resources

     At September 30, 2003, we had $595.3 million in cash and cash equivalents and $972.0 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities. At September 30, 2003, working capital was $950 million. We believe that the combination of cash and cash equivalents, short-term investment balances and potential cash flow from operations will be sufficient, at least through the next twelve months, to satisfy our cash requirements.(1)

     Cash provided by operating activities increased $73.7 million to $311.9 million during the nine months ended September 30, 2003 from $238.2 million during the same period in 2002. The increase was primarily due to an increase associated with fluctuations in the deferred revenue and accounts receivable balances and an increase in depreciation and amortization relating to the J.D. Edwards acquisition, partially offset by lower net income and a decrease in the fluctuation of income taxes primarily resulting from changes in temporary differences for the nine months ended September 30, 2003 compared to the same period in 2002.

     Cash used in investing activities decreased $274.2 million to $131.4 million during the nine months ended September 30, 2003 from $405.6 million during the same period in 2002. The decrease was primarily attributable to an increase in net sales of investments of $832.4 million, partially offset by the acquisition of J.D. Edwards for $519.9 million and greater purchases of property and equipment, largely relating to exercising options under synthetic lease agreements for $175.0 million in 2003 to purchase certain of our headquarters facilities in Pleasanton, California.

     Cash provided by financing activities increased $37.8 million to $77.4 million during the nine months ended September 30, 2003 from $39.6 million during the nine months ended September 30, 2002. The increase was primarily due to the retirement of convertible debt in 2002 for $57.0 million, partially offset by a decrease in proceeds received from the exercise of common stock options by employees of $18.2 million.

     On October 27, 2003, the Company implemented a stock repurchase program in which up to $350 million of its common stock, par value $0.01 per share, is eligible to be repurchased by the Company from time to time in the open market or through privately negotiated purchases or otherwise, depending on market prices and other conditions. The Company’s board of directors believes that the proposed share repurchases are consistent with its goal of utilizing available cash for the benefit of its stockholders, in that the reduction in the number of shares outstanding following the share repurchase will increase the relative percentage ownership of the Company by those stockholders who retain their shares, and the reduction in the number of outstanding shares is expected to be accretive to earnings per share. The Company intends to hold all shares repurchased by it pursuant to the share repurchase program as treasury stock. The Company intends to fund all share repurchases from cash surplus and general corporate funds generated from its operations. As of November 10, 2003 the Company had repurchased 12 million shares of its common stock for approximately $253.4 million.

     As part of our business strategy, we may acquire companies or products from time to time to enhance our product and service lines. These acquisitions may be paid for with available cash, equity, debt or a combination of these sources.(1)

Commercial Commitments

     On February 27, 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $70.0 million and on June 30, 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $105.0 million, prior to the agreement’s maturity date in September 2003.

     The Company acquired four office buildings in Denver, Colorado (the “Denver Campus”) as a result of the acquisition of J.D. Edwards (see Note 8 to Condensed Financial Statements). The Denver Campus was constructed on land originally owned by J.D.

(1)	Forward-Looking Statement

Edwards and is leased under operating leases, which commenced in 1997 and 1998. The Company has six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndicate of other banks provided financing of $121.2 million for the purchase and construction costs of the buildings through a combination of debt and equity. The lease payment obligations are based on a return on the lessor’s costs. The Company also has an option to refinance or purchase the leased properties at its sole discretion during the term of the lease for approximately $121.2 million, the amount expended by the lessor and syndicate of banks for purchase and construction costs. In the event that the Company does not exercise its option to refinance or purchase the leased properties, it must guarantee the residual value of each building up to approximately 85% of its original cost. The Company does not believe that it will be called upon to perform under the residual guarantee to satisfy any financial obligations under the leases. The Company has evaluated the fair value of the Denver Campus and determined that at this point it is not probable that the value of the property at the end of the lease term will be less than the residual value guaranteed by the Company. The leases terminate between April and November of 2004. The Company is currently considering alternatives that include a refinancing of the existing arrangement or a cash purchase.(1)

Recently Issued Accounting Standards

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s results of operations or financial condition.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (FIN 45). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of fiscal 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards, “Accounting for Stock Based Compensation Transition and Disclosure–an Amendment of SFAS No. 123,” or SFAS 148, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002 and have been included in these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (FIN 46) that addresses the consolidation of variable interest entities. The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective for the period ending after December 15, 2003. On June 30, 2003, the Company exercised its option to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million, prior to the maturity of the related synthetic lease. Had the Company not terminated this synthetic lease prior to July 1, 2003, it would have been required to consolidate its financial position and results of operations under the provisions of FIN 46. However, given the termination of the lease, the provisions of FIN 46 did not apply. The lessor of the Denver Campus does not meet the definition of a variable interest entity for our consolidated financial reporting. Accordingly, the Company has accounted for these leases as operating leases.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150) that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial

(1)	Forward-Looking Statement

instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

     Our exposure to foreign exchange rate fluctuations primarily arises from intercompany transactions. We are also exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars during consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall expected profitability.

     We have a foreign exchange hedging program principally designed to mitigate the future potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures of the Company as well as the U.S. dollar denominated exposures of our foreign subsidiaries. We operate in certain countries in Latin America and Asia Pacific where there are limited forward currency exchange markets, and thus we also have unhedged exposures in these countries. In general, our forward foreign exchange contracts have terms of two months or less, which approximate the expected settlement date of the underlying exposure. Gains and losses on the settled contracts are included in “Other income, net” and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized.

     At September 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

		Notional Weighted
	Notional	Average Exchange
Foreign Currency	Amount	Rate per US $

British pound	$13.6	1.62332
Singapore dollars	6.1	1.73027
New Zealand dollars	3.1	1.70608
Australian dollars	1.6	0.66469
Hong Kong dollars	1.0	7.78533
Taiwanese dollars	0.9	33.78800
Danish krone	0.8	6.46700
Swiss francs	0.5	1.35730
Swedish krona	0.4	8.05352

	$28.0

     At September 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

		Notional Weighted
	Notional	Average Exchange
Foreign Currency	Amount	Rate per US $

Euros	$20.0	0.88089
Mexican peso	10.1	10.60286
Canadian dollars	6.4	1.36726
Japanese yen	3.8	117.28634
South African rand	0.9	7.42697

	$41.2

     At September 30, 2003, each of these contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2003. During the nine months ended September 30, 2003, we recorded net foreign currency transaction losses of $1.8 million.

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

     We classify debt securities based on maturity dates on the date of purchase and reevaluate the classification as of each balance sheet date. As of September 30, 2003 and December 31, 2002, all our investments were classified as available-for-sale, which are carried at fair value. Fair value is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income” net of tax, in the accompanying condensed consolidated balance sheets.

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

     At September 30, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. At September 30, 2003, we invested heavily in tax-exempt investments, which reduced our weighted average interest rate.

     Below is a schedule that shows the maturity profile of our investment securities held at September 30, 2003 and the related weighted average interest rates. The weighted average rates include both taxable and tax-exempt investments (in millions, except weighted average interest rates):

	Expected Maturity

			Total
	1 Year or	More than 1	Principal	Total
	less	year	Amount	Fair Value

Available-for-sale investments	$969.4	$44.9	$1,014.3	$1,016.5
Weighted average interest rate	1.07%	1.23%

Interest Rate Swap Transactions

     The Company used interest rate swap transactions to manage its exposure to interest rate changes on its synthetic lease obligations related to certain of its headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175.0 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70.0 million, and concurrently swaps with an aggregate notional principal amount of $70.0 million matured. On June 30, 2003 the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million. As a result of this transaction, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105.0 million resulting in a pretax charge of $1.4 million to “Other income, net.” Included in “Accumulated other comprehensive income” at March 31, 2003 was a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. In the second quarter of 2003, $0.9 million (after-tax) was reclassified into earnings by making scheduled swap payments and $0.9 million (after-tax) was recognized as a realized loss that was reclassified into earnings upon the termination of the remaining interest rate swap agreements.

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the third quarter ended September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     During the most recent fiscal quarter, there has not occurred any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company inherited J.D. Edwards’ internal controls over financial reporting upon the closing of the merger with J.D. Edwards. The Company evaluated the J.D. Edwards’ internal controls over financial reporting and concluded that PeopleSoft’s existing internal controls over financial reporting are sufficient and no material changes were required to be made to PeopleSoft’s internal controls as a result of the merger.

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

We may not successfully complete the integration of our and J.D. Edwards’ business operations into the Company. In addition, we may not achieve the anticipated benefits of the merger, which could adversely affect the price of our common stock.

     We entered into the merger agreement with J.D. Edwards, and completed the merger on August 29, 2003, with the expectation that the acquisition would result in benefits to the combined company. However, these expected benefits may not be fully realized. The integration of both companies is in progress. The remaining integration work related to PeopleSoft’s and J.D. Edwards’ operations may be difficult, time consuming and costly, particularly in light of the technical and complex nature of each company’s products. The combined company must successfully complete its integration of, among other things, certain product and service offerings, product development, sales and marketing, administrative and customer service functions, and management information systems. In addition, we must retain the key management, key employees, customers, distributors, vendors and other business partners of both companies in order to achieve certain desired synergies. It is possible that these integration efforts will not be completed as efficiently as planned or will distract management from the operations of the combined company’s business.

     The challenges remaining in this integration include the following:

•	managing software development activities to define a combined product roadmap, ensure timely release of innovative products to market, successfully provide key integration applications between J.D. Edwards and the Company’s products, coordinating software development operations in an efficient manner to ensure timely development of product roadmaps, and release of future products to market;

•	demonstrating to our existing and potential customers that the business combination will not result in adverse changes in customer service standards or business focus;

•	obtaining any remaining required consents of suppliers, distributors, system integrators, customers, licensors, facility owners and other business partners in connection with the merger;

•	retaining key alliances on attractive terms with partners and suppliers;

•	coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company, cross selling products to each other’s customers, and successfully managing the combined sales force;

•	managing an increased number of employees over large geographic distances;

•	creating and effectively implementing uniform standards, controls, procedures, policies and information systems; and

•	retaining or recruiting key personnel.

     The execution of these post-merger activities will involve considerable risks and may not be successful. These risks include:

•	the failure to realize the anticipated synergies from our combination with J.D. Edwards;

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	potential delays related to integration of the operations, technology and other components of the two companies;

•	the impairment of relationships with suppliers, customers and business partners as a result of any integration of new management personnel;

•	the inability to successfully manage the substantially larger and geographically diverse organization;

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with J.D. Edwards, the merger and the combined operations of the two companies.

     The combined company may not successfully complete the integration of the operations of PeopleSoft and J.D. Edwards in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the merger to the extent, or in the timeframe, anticipated, which could significantly harm our business and have a material adverse effect on the combined company.

Charges to earnings resulting from the acquisition of J.D. Edwards including the application of the purchase method of accounting, and restructuring and integration costs may materially adversely affect the market value of our common stock.

     In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the combined company has accounted for the acquisition using the purchase method of accounting. Accordingly, the combined company has allocated the total estimated purchase price to J.D. Edwards’ net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. The combined company’s financial results, including earnings per share, could continue to be adversely affected by a number of purchase accounting adjustments required by U.S. GAAP including the following:

•	The combined company will incur additional amortization expense over the remainder of the estimated useful lives of certain of the intangible assets acquired in connection with the merger.

•	The value of goodwill may become impaired and the combined company may be required to incur material charges relating to the impairment of those assets.

•	Deferred revenues on J.D. Edwards’ balance sheet at the closing of the merger, which predominately represents maintenance revenue, has been reduced to fair value in the post acquisition balance sheet. The impact of this fair value reduction will reduce the amount of deferred maintenance revenue available to be recognized into earnings as a result of the J.D. Edwards acquisition for the remaining term of the related maintenance contracts.

•	The Company will incur charges to income to eliminate certain PeopleSoft pre-acquisition activities that are duplicative in nature to assumed J.D. Edwards activities or to reduce cost structure.

     Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may adversely affect future financial results.

     We expect to continue to incur additional costs associated with combining the operations of the two companies, which may be substantial. Additional costs that may be incurred relate to employee redeployment or relocation, accelerated amortization of deferred equity compensation and severance payments upon terminating former J.D. Edwards management personnel, employee retention which could include salary increases or bonuses, reorganization or closure of facilities, relocation and disposition of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We expect to account for these costs either as purchase related adjustments or as expenses that will decrease our net income for the periods in which those adjustments are made.

     These costs may negatively impact earnings, which could have a material adverse effect on the price of our common stock.

     Our stock price may remain volatile.

     The trading price of our common stock has fluctuated significantly in the past. Changes in our business, operations or prospects, ongoing market assessments of the benefits of the merger, regulatory considerations, general market and economic conditions, or other factors may affect the price of our common stock. Many of these factors are beyond our control. The future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations in response to such factors, including:

•	the impact of the pending unsolicited Oracle Offer (see below) or any other proposed acquisition of us;

•	actual or anticipated fluctuations in revenues or operating results, including revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	introduction and success of new products or significant customer wins or losses by us or our competitors;

•	developments with respect to our intellectual property rights, including patents, or those of our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	fluctuations in demand for and sales of our products, which will depend on, among other things, the uncertainty regarding success of the merger and operations of the combined company, our customer assurance programCheck to see if this is a new disclosure. If so, we may need to delete it. If old, keep., the acceptance of our products in the marketplace and the general level of spending in the software industry;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and other means;

•	changes in management;

•	proposed and completed acquisitions or other significant transactions by us or our competitors;

•	the mix of products and services sold by us;

•	the timing of significant orders received by us;

•	conditions and trends in the software industry, or consolidation within the technology industry that may impact our customers, partners, suppliers or competitors;

•	adoption of new accounting standards, including those affecting the software industry;

•	acts of war or terrorism; and

•	general market conditions.

Oracle Corporation’s tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect the Company’s operations and results.

     On June 6, 2003, Oracle announced that it intended to commence a cash tender offer, referred to as the Oracle Offer, to purchase all of our outstanding common stock. Oracle has extended the offering period several times. The Oracle Offer currently expires December 31, 2003. We believe that the Oracle Offer raises significant antitrust concerns that have resulted in a lengthy regulatory review process and could result in protracted litigation. On June 30, 2003, the Department of Justice requested additional information regarding antitrust matters relating to Oracle’s proposed acquisition of PeopleSoft. The delay and uncertainty associated with the continued regulatory review and the uncertainty regarding the outcome of the Oracle Offer could have a material adverse effect on our financial condition and operating results.

     Oracle’s initially stated intentions that were interpreted to reflect its intent to discontinue the development, sale and support of PeopleSoft products if the Oracle Offer is successful have adversely impacted and may continue to adversely impact our ability to attract new customers and have caused and could continue to cause potential or current customers to defer purchases or to cancel existing orders. Oracle’s later statements that it would continue to sell and support PeopleSoft products for some time have resulted in additional confusion for our customers. Moreover, as a result of the Oracle Offer, certain of our suppliers, distributors, and other business partners may seek to change or terminate their relationships with us. These actions may adversely affect our financial condition and results of operations.

     Additionally, as a consequence of the uncertainty surrounding the Company’s future, our key employees may seek other employment opportunities. Moreover, the Company’s ability to attract and retain new key management, sales, marketing and technical personnel could be harmed. If key employees leave as a result of the Oracle Offer, or the Company is unable to attract or retain qualified personnel, there could be a material adverse effect on the business and the results of operations for PeopleSoft.

     Responding to the Oracle Offer has been, and may continue to be, a major distraction for management of PeopleSoft and require the Company to incur significant costs. Management distraction created by the Oracle Offer may also adversely impact our ability to successfully complete the integration of J.D. Edwards with PeopleSoft. This distraction could adversely affect our business and results of operations.

Litigation related to the J.D. Edwards merger and the Oracle Offer may result in significant monetary damages or may otherwise negatively impact the business and operation of PeopleSoft.

     At least fifteen stockholder lawsuits have been filed in Delaware and California state courts against PeopleSoft and certain of our directors and officers alleging breaches of fiduciary duties in connection with the Oracle Offer. The California stockholder lawsuits have been stayed and a motion for preliminary injunction has been filed in one of the Delaware stockholder suits. A purported class action stockholder lawsuit has also been filed against J.D. Edwards’ former directors and officers in Delaware state court alleging breaches of fiduciary duty. On June 18, 2003, Oracle filed a lawsuit against PeopleSoft, the members of our board and J.D. Edwards in the Delaware Chancery Court. The lawsuit alleges breaches of fiduciary duties against us and our board and seeks to enjoin us from continuing to use a recently announced customer assurance program. In addition, other potential lawsuits arising out of the Oracle Offer or the merger could seek rescission of the merger, as well as monetary damages. Fluctuation in the price of PeopleSoft common stock may also expose the Company to the risk of securities class-action lawsuits. Any conclusion of such litigation in a manner adverse to PeopleSoft could have a material adverse effect on the combined company’s businesses, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, will be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm the ability of the combined company to compete in the marketplace. For a more detailed description of the litigation related to the merger and the Oracle Offer, see the discussions under Item 1. Note 10 “Commitments and Contingencies” and Part II - Item 1. “Legal Proceedings”.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of PeopleSoft or limit the price investors might be willing to pay for our stock.

     Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult. These provisions include adoption of a Preferred Shares Rights Agreement (“Rights Agreement”), commonly known as a “poison pill” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control. One of the conditions of the Oracle Offer is the removal or amendment of our Rights Agreement. To date, our board of directors has not agreed to such removal or amendment. We are currently involved in litigation with Oracle and purported stockholders of the Company in which the plaintiffs seek to redeem the Rights issuable under the Rights Agreement or to render the Rights Agreement inapplicable to the proposed acquisition of PeopleSoft by Oracle. In addition, certain provisions of the Delaware General Corporation Law (DGCL), including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of PeopleSoft. In its current litigation, Oracle also seeks to enjoin our board from taking any action to enforce Section 203 of the DGCL. We can give no assurances as to the ultimate outcome of such litigation.

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

Our margins may be reduced if we need to lower prices or offer other favorable terms to customers on our products and services to meet competitive pressures in our industry.

     We compete with a variety of software vendors in all of our major product lines, including vendors of enterprise application software, manufacturing software applications, CRM applications, human capital management software and financial management solutions software. Some of our competitors may have advantages over us due to their larger worldwide presence, longer operating and product development history, substantially greater technical and marketing resources, or exclusive intellectual property rights. At least one competitor has a larger installed base than we do.

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

     Our revenue and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy, governmental budget deficits and political instability in geographic areas have resulted in companies, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East and other geopolitical issues may impact the purchasing decisions of current or potential customers. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

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

     Our software programs, like all software programs generally, may contain a number of undetected errors despite internal and third party testing. Increased complexity of our software and more sophisticated expectations of customers may result in higher costs to correct such errors and delay the introduction of new products or enhancements in the marketplace.

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

     Our revenues and results of operations can be difficult to predict and may fluctuate substantially from quarter to quarter. Our operating expense decisions, capital commitments and hiring plans are based on projections of future revenues. If our actual revenues fall below expectations, our net income may be adversely affected. Factors that may affect the predictability of actual revenues include the following:

•	the impact of the pending Oracle Offer or any other proposed acquisition of us;

•	our sales cycle may vary as a result of the complexity of a customer’s overall business needs and may extend over one or more quarters;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements are typically completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and unstable political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and service revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions;

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions; and

•	changes in customers’ seasonal purchasing patterns may result in imprecise quarterly revenue projections.

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

Increases in service revenue as a percentage of total revenues may decrease overall margins.

     We realize lower margins on services revenue than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be impacted.

Our intellectual property and proprietary rights may offer only limited protection.

     We consider certain aspects of our internal operations and our software and documentation to be proprietary, and we primarily rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. Patent applications or issued patents, as well as trademark, copyright, and trade secret rights, may not provide significant protection or competitive advantage. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. There can be no assurance that these agreements will not be breached, that we have adequate remedies for any breach, or that our patents, copyrights, trademarks or trade secrets will not otherwise become known. Moreover, the laws of some countries do not protect proprietary intellectual property rights as effectively as do the laws of the United States. Protecting and defending our intellectual property rights could be costly regardless of venue.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

PeopleSoft Stockholder Actions — Delaware Court of Chancery

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

Document discovery has commenced in these consolidated actions and is coordinated with the discovery in the action filed against the Company by Oracle, discussed below.

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

On June 27, 2003, Milton Pfeiffer (Case No. 20390-NC), who purports to be a stockholder of J.D. Edwards, filed a putative class action against J.D. Edwards and several of its officers and directors, alleging that defendants breached their fiduciary duties in connection with the amendment of the merger agreement between J.D. Edwards and the Company. Plaintiff seeks injunctive relief, an accounting and damages. Defendants moved to dismiss or stay the action on the grounds, inter alia, that Pfeiffer is not a proper plaintiff. In response, on July 24, 2003, Pfeiffer amended his complaint, adding as a plaintiff Ward Quarles, who also purports to be a stockholder of J.D. Edwards. On August 28, 2003, plaintiffs filed a Notice of Dismissal, dismissing Case No. 20390-NC.

On November 6, 2003, plaintiffs in the Delaware Shareholder Litigation, filed a motion for preliminary injunction seeking to enjoin defendant PeopleSoft, and its directors, officers and employees from continuing the Company’s Customer Assurance Program. In their motion, plaintiffs assert that the terms of the revised Customer Assurance Program constitute a disproportionate and unreasonable response to any perceived threat from Oracle’s outstanding tender offer. Plaintiffs have moved for an order expediting consideration of their motion for a preliminary injunction.

The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intends to vigorously defend against these lawsuits.

Oracle v. PeopleSoft — Delaware Court of Chancery

On June 18, 2003, Oracle filed a suit in the Delaware Court of Chancery (Case No. 20377-NC) against the Company, several of the Company’s directors (the “Director Defendants”), and J.D. Edwards, alleging that the Director Defendants breached their fiduciary duties in connection with the Company’s response to Oracle’s tender offer commenced on June 9 and amended June 18, 2003, and that J.D. Edwards aided and abetted such directors’ purported breach of fiduciary duty. Oracle seeks injunctive, declaratory and rescissory relief. On June 25, 2003, defendants filed their Answer. A hearing on a motion for preliminary injunction was scheduled for July 16, 2003, but was postponed upon the request of Oracle. On July 25, 2003, Oracle advised the Court that, in light of the second request for further information it received from the antitrust division of the United States Department of Justice regarding its tender offer, it did not believe it appropriate to set a hearing date at this time. Document discovery has commenced in this litigation.

The Company believes that the claims and allegations asserted in this action are without merit, and intends vigorously to defend against this lawsuit.

On November 10, 2003, Oracle filed a motion for preliminary injunction, which is consolidated with the Delaware Shareholder Litigation in the Court of Chancery. In its motion for preliminary injunction, Oracle similarly seeks to enjoin the PeopleSoft defendants from continuing to offer to customers the terms contained in the revised Customer Assurance Program. On the same date, Oracle also filed motions seeking leave of Court to amend its Complaint and to expedite its motion for a preliminary injunction. The Court of Chancery has scheduled a hearing for November 19, 2003 to consider plaintiffs’ and Oracle’s motions to expedite consideration of their preliminary injunction applications.

PeopleSoft Stockholder Actions — California Superior Court for the County of Alameda

On June 6, 2003, separate actions were filed in the California Superior Court for the County of Alameda by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306), Lorrie McBride (Case No. RG03100300), and Ray Baldi (Case No. RG03100696) (collectively the “Initial Alameda Stockholder Actions”), all of whom purport to be stockholders of the Company, against several of the Company’s executive officers and directors. The suits allege that defendants breached their fiduciary duties in connection with (i) the Company’s response to Oracle’s tender offer announced on June 6, 2003, (ii) the Company’s agreement to acquire J.D. Edwards, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by Company stockholders at the 2003 Annual Meeting. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Stockholder Actions were consolidated. On June 11, 2003, two additional actions were filed by Moshe Panzer (Case No. RG03100876) and Arace Brothers (Case No. RG03100830) asserting similar claims. By Order dated July 10, 2003, the Panzer and Arace actions were consolidated with the Initial Alameda Stockholder Actions (collectively “the Alameda Stockholder Actions”).

By Order dated June 18, 2003, the Alameda County Superior Court granted the Company’s Motion to Stay the Initial Alameda Stockholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. By Order dated July 10, 2003, the Alameda County Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Stockholder Actions. Accordingly, all of the Alameda Stockholder Actions are stayed by order of the Court.

The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intends to vigorously defend against these lawsuits.

J.D. Edwards v. Oracle — California Superior Court in the County of San Mateo

On June 12, 2003, J.D. Edwards filed a suit in California Superior Court in the County of San Mateo against Oracle and two of its executives (Case No. CIV 431969) alleging violations of California’s Business and Professions Code Section 17200 et seq., intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The suit seeks compensatory damages and a preliminary and permanent injunction enjoining defendants from proceeding with Oracle’s proposed tender offer, taking or attempting to take any other steps to acquire control of the Company or J.D. Edwards, and otherwise interfering with the completion of the proposed merger acquisition of J.D. Edwards by the Company. Pursuant to the agreement of the parties and stipulated scheduling orders, discovery is being coordinated with discovery in the Delaware actions described above. On August 12, 2003, PeopleSoft announced that it intended to consolidate the J.D. Edwards actions with PeopleSoft’s suit against Oracle filed in Alameda County and that it intended to dismiss Case No. CIV 431969. On August 15, 2003, Case No. CIV 431969 was dismissed.

J.D. Edwards v. Oracle — Colorado State Court

On June 12, 2003, J.D. Edwards filed a suit in Colorado State Court against Oracle and its wholly-owned subsidiary, Pepper Acquisition Corp. (Case No. 03CV4270), alleging claims for tortious interference with contract and prospective business relations. The suit seeks, among other things, compensatory damages of $1.8 billion and an unspecified amount of punitive damages. Oracle has moved to dismiss this complaint, and a response from J.D. Edwards was due on August 18, 2003. Pursuant to the agreement of the parties and stipulated scheduling orders, discovery is being coordinated with discovery in the Delaware actions described above. On August 12, 2003, PeopleSoft announced that it intended to consolidate the J.D. Edwards’ actions with PeopleSoft’s suit against Oracle filed in Alameda County and that it intended to dismiss Case No. 03CV4270. On August 18, 2003, Case No. 03CV4270 was dismissed.

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

On June 13, 2003, the Company filed a suit in the California Superior Court for the County of Alameda against Oracle and Pepper Acquisition Corp. (Case No. RG03101434). The Company alleges that, in connection with Oracle’s proposed tender offer, the defendants have engaged in: (i) false advertising and unfair trade practices in violation of California’s Business and Professions Code; (ii) acts of unlawful interference with the Company’s contracts with its customers; (iii) acts of unlawful interference with the Company’s relationships with its prospective customers; and (iv) acts of unlawful disparagement of the Company’s products and services. The Company seeks an injunction precluding defendants’ unfair trade practices and other unlawful actions, and prohibiting the defendants from proceeding further with the tender offer. The Company also requests restitution and damages. On August 12, 2003, the Company filed an amended complaint, alleging extensive new facts about Oracle management’s ongoing acts of unfair trade practices, including its efforts to disrupt PeopleSoft’s customer relationships. The complaint contains new information concerning Oracle’s alleged deliberate campaign to mislead PeopleSoft customers about Oracle’s plans to support PeopleSoft products. The amended complaint consolidated the Company’s claims and those of J.D. Edwards against Oracle and Pepper Acquisition Corp. into a single lawsuit. The amended complaint continues to seek injunctive relief, restitution and damages. On September 11, 2003, Oracle demurred to the amended complaint, seeking to dismiss it, but was unsuccessful. Pursuant to a court order dated November 5, 2003, a second amended complaint is due to be filed on November 21, 2003. Discovery in this action is proceeding.

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

Item 2. Changes in Securities and Use of Proceeds

(a) On November 5, 2003, the Company’s bylaws were amended to change the period of notice required to be given by all stockholders who wish to nominate persons for election to the board of directors to not less than 120 days nor more than 180 days prior to the one year anniversary of the preceding annual meeting of stockholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8 - K

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

3.1	Amendment No. 1 to the Bylaws of PeopleSoft, Inc., dated November 5, 2003 (incorporated by reference to Exhibit (e)(7) to PeopleSoft’s Schedule 14D-9/A filed on November 14, 2003)

3.2	Amended and Restated Bylaws of PeopleSoft, Inc. dated November 5, 2003.

10.1	Assignment and Assumption Agreement and Acknowledgement and Consent dated as of September 30, 2003, by and among J.D. Edwards & Company, LLC (“JDE LLC”), PeopleSoft, Inc. (“PeopleSoft”) and Selco Service Corporation (“Selco”).

10.2	Assignment and Assumption of Security Documents and Amendment to Memorandum of Lease (including Lease Supplement No. 1) (Phase I) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco.

10.3	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease and Amendment to Memorandum of Ground Lease (Phases II/III) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco.

10.4	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco.

10.5	Second Amendment to Definitions Appendix (Phase I) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank National Association (“KeyBank”).

10.6	Second Amendment to Definitions Appendix (Phase II/III) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank.

10.7	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

PEOPLESOFT, INC.

By:	/s/ KEVIN T. PARKER

Kevin T. Parker Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003)

3.1	Amendment No. 1 to the Bylaws of PeopleSoft, Inc., dated November 5, 2003 (incorporated by reference to Exhibit (e)(7) to PeopleSoft’s Schedule 14D-9/A filed on November 14, 2003)

3.2	Amended and Restated Bylaws of PeopleSoft, Inc. dated November 5, 2003.

10.1	Assignment and Assumption Agreement and Acknowledgement and Consent dated as of September 30, 2003, by and among J.D. Edwards & Company, LLC (“JDE LLC”), PeopleSoft, Inc. (“PeopleSoft”) and Selco Service Corporation (“Selco”)

10.2	Assignment and Assumption of Security Documents and Amendment to Memorandum of Lease (including Lease Supplement No. 1) (Phase I) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco.

10.3	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease and Amendment to Memorandum of Ground Lease (Phases II/III) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco.

10.4	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco.

10.5	Second Amendment to Definitions Appendix (Phase I) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank National Association (“KeyBank”)

10.6	Second Amendment to Definitions Appendix (Phase II/III) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank.

10.7	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.