Form 10-K
period 2003-12-31
PEOPLESOFT INC
filed 2004-03-04
CIK 875570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (925) 225-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	Nasdaq
Preferred Share Purchase Rights	N/ A

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $5.1 billion. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On February 26, 2004, the Registrant had 363,944,867 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders to be held March 25, 2004 are incorporated by reference in Part III of this Form 10-K Report.

PeopleSoft, the PeopleSoft logo, PeopleTools and Pure Internet Architecture are registered trademarks of, PeopleSoft, Inc. Certain other company and product names may be trademarks of their respective owners. Copyright (C) 2004 PeopleSoft, Inc. All rights reserved.

      This Annual Report contains statements and descriptions of our expectations regarding future trends affecting our business and other forward-looking statements, all of which are subject to risks and uncertainties. Use of the future tense and words such as “anticipate,” “believe,” “estimate,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft, Inc. are intended to identify such forward-looking statements. The forward-looking statements made in this Annual Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results in particular are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on page 19. We undertake no obligation to update the information contained in this Annual Report.

PART I

Item 1.	Business

General

      PeopleSoft, Inc. designs, develops, markets and supports enterprise application software products for use throughout large and medium sized organizations worldwide. These organizations include corporations, educational institutions and national, state, provincial and local government agencies. PeopleSoft offers comprehensive applications that enable organizations to manage critical business processes and analyze and enhance their relationships with customers, suppliers, employees and partners as well as consulting services to assist customers with implementation, training and support.

      We provide enterprise application software for customer relationship management, human capital management, financial management and supply chain management, each with a range of industry-specific features and functions. Within each of our application suites, we offer embedded analytics and portal applications. In addition, we offer a suite of products for application integration and analytic capability, including portal applications, an integration broker and enterprise warehouse products. Our applications offer a high degree of flexibility, rapid implementation and scalability across multiple databases and operating systems.

      Incorporated in Delaware in 1987, we shipped our first software product, a human resources management system, in December 1988. In 1992, we introduced the first of a series of financial management software products. In 1994, we introduced our supply chain management products. Since that time, we have introduced numerous additions to each of our product lines, as well as industry specific software products including manufacturing, public sector financial management, public sector human resources management and student administration solutions for the higher education market.

      In September 2000, we began shipping PeopleSoft® 8 enterprise applications, built entirely on PeopleSoft Pure Internet Architecture®. PeopleSoft 8 was the first major suite of enterprise applications designed to enable organizations to create a real-time enterprise, connecting customers, suppliers, employees and partners to the appropriate business process. PeopleSoft 8 applications can be accessed at any time and from anywhere in the world with a standard internet browser because they do not require separate software to be installed on the user’s access device.

      In August 2003, PeopleSoft completed its acquisition of J.D. Edwards & Company (“J.D. Edwards”), a global enterprise applications leader in manufacturing, distribution, and asset intensive industries with particular strength in applications and software solutions for mid-sized entities. The acquisition followed our purchase of a majority of the outstanding capital stock of J.D. Edwards on July 18, 2003 pursuant to a tender offer by us for all the outstanding capital stock of J.D. Edwards. As a result of the J.D. Edwards acquisition, PeopleSoft now offers three product families that address specific customer needs across a range of company sizes and industries: PeopleSoft Enterprise (formerly PeopleSoft 8), PeopleSoft EnterpriseOne (formerly J.D. Edwards 5), and PeopleSoft World (formerly J.D. Edwards World Software).

      PeopleSoft is now the second largest enterprise applications provider in the world based upon total revenue for the quarter ended December 31, 2003 and has more than 12,000 employees. We serve approximately 12,000 customers in 150 countries.

      In June 2003, Oracle Corporation (“Oracle”) launched a hostile tender offer for all the outstanding shares of PeopleSoft common stock, initially at a price of $16.00 per share. The offer has been extended several times and the offer price was increased twice. The current price offered is $26.00 per share. The PeopleSoft Board of Directors has recommended that stockholders reject the Oracle tender offer, because the Board believes that Oracle’s bid is not in the best interests of the stockholders. More information regarding the Board’s recommendations and reasons therefor can be found in PeopleSoft’s Solicitation /Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission at www.sec.gov.

      On February 26, 2004, the United States Department of Justice, joined by the states of Texas, Hawaii, Maryland, Massachusetts, Minnesota, New York and North Dakota, filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The plaintiffs allege that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. The European Commission is also reviewing the potential anti-competitive aspects of the Oracle tender offer. On February 13, 2004, the European Commission announced that the four-month “clock” of the second stage of its investigation has been restarted and that the provisional deadline by which the European Commission must decide whether it will challenge the proposed acquisition is May 11, 2004.

      In addition to its tender offer, Oracle had nominated five candidates for election as directors at PeopleSoft’s annual stockholders meeting to be held March 25, 2004, including one candidate pursuant to a proposed bylaw amendment increasing the size of the Board of Directors. The PeopleSoft Board of Directors had also recommended that stockholders reject Oracle’s nominees. On February 26, 2004, Oracle announced that, in light of the Department of Justice’ lawsuit, it had withdrawn its slate of nominees and would not be soliciting proxies for use at the annual meeting.

      On February 26, 2004, Oracle also announced extension of the expiration date of its tender offer to June 25, 2004 and its intention to defend against the Department of Justice’s lawsuit. We believe Oracle is attempting to disrupt our business and we are being forced to incur costs in response. See — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations Section of this Annual Report and Item 3 — Legal Proceedings.

Software Product Architecture

      Our product architecture is designed to provide the system performance required for intensive record keeping and high volume on-line transaction processing. Our applications are designed for ease of use and are compatible with personal productivity applications such as document processing and spreadsheets. Our software products are designed specifically for use with relational database management systems (“RDBMSs”), which offer power and functionality superior to flat files, hierarchical or other non-relational databases that are generally used with legacy software applications. Our software products are scalable, permitting changes in network size, server platforms and other architectural components. PeopleSoft Enterprise and PeopleSoft EnterpriseOne are designed to run on several RDBMSs and hardware platforms. We believe that the intuitive design of our software products reduces end-user training requirements and allows for increased access to critical data not always readily available with a legacy systems platform.

      The PeopleSoft World product architecture runs on the IBM iSeries platform, featuring web enabled client server technology.

PeopleSoft Pure Internet Architecture

      The architecture of PeopleSoft Enterprise is referred to as PeopleSoft Pure Internet Architecture. The architecture of PeopleSoft EnterpriseOne is also a fully internet based architecture. Both products rely on an application server to process application logic and the hyper-text markup language (“HTML”) used by a web browser to render the specific user interface. Data management functions are carried out by the database server. Integration capabilities are provided through the use of standard protocols such as extensible markup language (“XML”) messaging over hyper-text transfer protocol (“HTTP”), as well as open application programming interfaces (“APIs”).

Development Environment

      Our PeopleSoft Enterprise products are primarily built on a proprietary platform of integrated development and reporting tools known as PeopleTools®. PeopleSoft EnterpriseOne has its own unique toolset. Included in both tool sets are:

•	development tools for use by business process and system analysts to rapidly design and deploy custom modifications;

•	administration tools for use by systems managers and support staff to improve the efficiency of implementing, operating and upgrading PeopleSoft applications;

•	reporting and analysis tools for use by application users to easily access, summarize and analyze information;

•	workflow for use by business process and system analysts and application users to automate business processes in a paperless environment; and

•	PeopleSoft enterprise application integration tools for use in communicating between applications built on PeopleSoft technology and applications built on other platforms.

      Our development tools can be used to build and modify data tables, design and customize user interface pages, modify user navigation, define security privileges of individual users and operator access to system objects, define and build workflow based processes, process online transactions and facilitate data importation from other systems into PeopleSoft applications.

Relational Database Management Systems

      By utilizing relational databases and designing the system from the ground up, we have developed integrated software products with fully normalized data structures. A fully integrated system provides convenient access to shared data and reduces the need for redundant data entry. Through adherence to ANSI Structured Query Language (“SQL”), the industry standard data manipulation language for RDBMSs and other relational database standards, our software products are available for a wide range of RDBMS environments. Our software products can be licensed for use with RDBMSs from the following vendors: IBM Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc. Not all software products or release versions of our software products are currently available on all of the above platforms, and future or existing RDBMS products may not be architecturally compatible with our software product design. We review the current status and customer demand for all major platforms at the time of any major release of our software and consider the need to expand our offerings.

Graphical User Interface

      Our PeopleSoft products are designed to be accessed through the use of a web browser. Specific to PeopleSoft Enterprise and PeopleSoft EnterpriseOne, this is accomplished without requiring separate software on the user’s access device. The web browser interface leverages the users’ existing knowledge and skills and, in our opinion, it helps to minimize training costs. We use standard internet protocols to integrate with desktop applications and display reports. Desktop integration with other common applications, such as Microsoft Excel, is achieved through the use of standard internet protocols.

Application Security Architecture

      Our application software products incorporate security features designed to protect sensitive data. Our security architecture utilizes the capabilities of our own applications, the operating system software, some of the security features contained in the RDBMS platforms on which the applications run, and certain third party security products such as LDAP directory servers.

Application Software Products

      Our software products are generally licensed to end-user customers under non-exclusive, perpetual license agreements. In most cases, we license our software products solely for the customer’s internal operations. License fees for our PeopleSoft Enterprise software products are a function of the particular combination or number of PeopleSoft software products chosen and certain metrics applied to the licensee’s business such as: the number of employees for Human Capital Management software products, the number of enrolled students for Campus Solutions software products, and the revenues of the licensing entity for Financial Management Solutions, Supply Chain Management and Customer Relationship Management products. The license fees for PeopleSoft EnterpriseOne and PeopleSoft World products are determined by the number of concurrent or named users. PeopleSoft Enterprise Performance Management and PeopleSoft AppConnect are separately licensed and provide a common people, process and analytics platform across all PeopleSoft product families.

      The following is a brief description of certain of our software products commercially available as of December 31, 2003:

PeopleSoft Enterprise Customer Relationship Management

      PeopleSoft Enterprise Customer Relationship Management (“CRM”) is a suite of customer relationship management products that help companies sell to, support, analyze and service customers through multiple channels of interaction including the internet, telephone call centers, email or directly through sales and service representatives. PeopleSoft CRM software allows a company to consolidate data from different applications, including legacy and back-office applications, helping it to obtain a complete view of the customer and more effectively meet the customer’s needs.

PeopleSoft Enterprise Financial Management Solution and PeopleSoft Enterprise Service Automation

      PeopleSoft Enterprise Financial Management Solutions (“FMS”) helps capture and administer financial data quickly and accurately across the enterprise. PeopleSoft FMS is designed to help companies increase visibility of financial data and business metrics, control expenditures and improve decision-making. Our FMS applications support various integrated business processes, such as financial reporting, budgeting, employee expense management and asset lifecycles. PeopleSoft FMS applications are designed to assist an organization in fulfilling both internal and external reporting requirements consistent with its practices and policies.

      PeopleSoft Enterprise Service Automation (“ESA”) is designed to enable companies to manage the procurement and utilization of external resources and to assist with internal project management in the areas of resource matching, portfolio management and project cost analysis. By combining all project data into a single repository, users can more readily gain access to critical information. PeopleSoft project management is designed to help identify and capture project costs, from initial estimates through actual results; manage resources associated with each job even in multiple sites, countries and languages; track materials, labor and overhead; calculate financial indicators related to billing, sales, earnings, interest, performance and completed projects; and view up-to-the-minute project status.

PeopleSoft Enterprise Human Capital Management and PeopleSoft Enterprise Campus Solutions

      PeopleSoft Enterprise Human Capital Management (“HCM”) helps organizations to more effectively manage, optimize and leverage the workforce to drive a higher level of business performance. Our modular, global solution is designed to enable organizations to manage positions and compensation; manage the process of recruitment, hiring and training employees; promoting, allocation and retirement of personnel; and address local and international regulatory requirements.

      PeopleSoft Enterprise Campus Solutions offers a suite of integrated applications designed to automate and improve administrative and management processes for institutions of higher education. It addresses critical aspects of student administration, from recruitment and admissions to fund-raising and grant writing.

PeopleSoft Enterprise Supply Chain Management

      PeopleSoft Enterprise Supply Chain Management (“SCM”) helps organizations in three main categories: Supplier Relationship Management (“SRM”), Customer Fulfillment Management and Supply Chain Planning. Our suite of SRM applications helps our customers work collaboratively with their suppliers of goods and services to control all categories of spending. PeopleSoft Customer Fulfillment Management enables users to capture, maintain and share product and distribution information across the enterprise, and helps users place accurate orders, provide reliable promise dates, create flexible product configurations and submit timely and accurate invoices. PeopleSoft Supply Chain Planning helps customers meet their demand for on-time and accurate delivery of products. The SCM suite is designed to allow users to better analyze available information to design supply chain networks, forecast demand, schedule production and distribution of finished products and share real-time planning information with suppliers and customers.

PeopleSoft EnterpriseOne

      PeopleSoft EnterpriseOne is a complete suite of modular, pre-integrated industry-specific business applications designed for rapid deployment and ease of administration on a fully internet based architecture. We believe it is well suited for organizations that manufacture, construct, distribute, service, or manage products or physical assets and for mid-sized companies in asset intensive industries. PeopleSoft EnterpriseOne’s tightly integrated suite includes: Asset Lifecycle Management, Customer Relationship Management, Financial Management, Human Capital Management, Project Management, Supplier Relationship Management, and Supply Chain Management.

PeopleSoft World

      PeopleSoft World is a complete suit of applications specifically designed for the IBM iSeries platform. These applications are tightly integrated and pre-bundled on a single database, with a web-enabled architecture. PeopleSoft World’s integrated suite includes: Manufacturing Management, Financial Management, Distribution Management, Human Resource Management, and Project Management.

PeopleSoft AppConnect Solutions and PeopleSoft Enterprise Performance Management

      PeopleSoft AppConnect is a product suite of pre-integrated portal, integration and warehouse solutions that work across all three PeopleSoft product families and reduce the complexities of integrating multi-vendor applications at the people, process and data levels. All three components of this suite operate together to connect an organization’s business operations in real time.

      PeopleSoft Enterprise Performance Management (“EPM”) enables companies to better analyze business processes and how they influence results. PeopleSoft EPM features a data warehouse optimized for analytic applications, robust analytic applications specific to different functional areas and industries, and performance workbenches and measurement tools. PeopleSoft EPM applications work across all PeopleSoft product families.

Services

      We believe that our consistently high level of customer service has contributed to our success in the enterprise software marketplace. We also believe that the opportunity exists to differentiate ourselves from our competitors by delivering superior service that meets the demanding service requirements of our customers.

Our service revenues consist primarily of software maintenance and support fees, consulting fees, training fees, and hosting fees.

Maintenance and Support

      PeopleSoft Support Services provides our subscribing customers with around-the-clock mission critical support, web-based self-service problem resolution tools, comprehensive product and technical expertise, and the rights to future software upgrades and enhancements, regulatory and statutory updates and technical fixes.

      Upon licensing our software, the customer typically purchases, at a minimum, the first year of support, which may be renewed on an annual basis. With the acquisition of J.D. Edwards, we consolidated seven tiers of maintenance support across the Enterprise, EnterpriseOne and PeopleSoft World product families into four support levels. These four levels of support are classified as Standard Support, Premium Support, Platinum Support and PeopleSoft World Self Service.

      Subscribing customers are entitled to receive software product upgrades, tax and regulatory updates, access to account services, web-based self-service, product support, and technical support, as long as they remain continuous subscribers to maintenance. Our policy is generally to provide on-going development, bug fixes and regulatory updates for four years after a product is first commercially available. We have extended the same four year support policy to licensees of PeopleSoft EnterpriseOne products and continued the former J.D. Edwards policy of ongoing support of World (now called PeopleSoft World) software products. In 2003, we added a fifth year of upgrade support for our latest internet releases of Enterprise and EnterpriseOne software products, as well as, a sixth year of tax and related regulatory support. Also in 2003, we announced an enhancement to our support policy that provides access to problem-solving assistance and technical expertise, case management, existing fixes and updates, existing tips and techniques, and available workarounds for certain retired releases. The following is a summary of the services offered to our maintenance customers:

Global Support Center — Our Global Support Center provides application and around-the-clock technical support via telephone, email and the web in nine languages from six major continental hubs. Our Global Support Center is ISO 9001:2000 certified.

Customer Care Center — Our Customer Care Center is staffed with customer service professionals through a toll free telephone number or via the internet. These service professionals are focused on providing support on specific business issues and resolving other customer issues, including customer software and service orders, giving guidance on using our self-service support tools, and locating product and technical information. Through our Customer Launch program, PeopleSoft Customer Care also provides an on-line guide to important information for new customers.

Customer Connection — Customer Connection is a secure customer extranet providing our subscribing customers immediate access to a rich technical knowledge base of product and technical solutions, the latest PeopleSoft information and news, training opportunities and online education and consulting and customer service options. Customer Connection also offers product and technology updates from development experts and on-line networking opportunities with user groups and other PeopleSoft customers. My Customer Connection is a personalized portal within Customer Connection that allows customers to customize their home page using “pagelets” — small windows of content — that are periodically updated with the products and services utilized and accessed by the customer most often.

PeopleSoft Advisor — PeopleSoft Advisor provides expert advice on product, technology and service topics via regularly scheduled webcasts and seminars. Programs are recorded and posted online for customers who were unable to attend or would like to review a program’s content at a later date.

Plugged-In — PeopleSoft Plugged-In is our series of email newsletters that deliver the latest PeopleSoft product, event and service news directly to our customers.

User Groups — PeopleSoft customers are invited to take advantage of a network of regional, special and industry user groups worldwide. In addition, customers receive invitations to PeopleSoft conferences and events, access to discussion groups and the Customer-to-Customer Networking newsletter.

PeopleSoft Global Services

      PeopleSoft Global Services, comprised of PeopleSoft Consulting and PeopleSoft Education, provides worldwide services focused on implementing, optimizing the use of and upgrading PeopleSoft software.

      PeopleSoft Consulting — PeopleSoft Consulting helps customers around the world implement, optimize the use of and upgrade PeopleSoft products to improve business performance. PeopleSoft Consulting works to accelerate timelines and obtain the most functionality from PeopleSoft software. Our implementation services are tailored to specific business needs and provide global infrastructure and expertise. We frequently work closely with third party consulting and systems integration firms such as Accenture, Bearing Point, Inc., Cap Gemini Ernst & Young Group, Deloitte Consulting and IBM Corporation to provide customers with a full range of re-engineering, customization and project management services.

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

      PeopleSoft Hosting — PeopleSoft Hosting is our solution for deploying, hosting and managing PeopleSoft enterprise applications. Through PeopleSoft Hosting we offer an end-to-end scalable and affordable hosting solution. Our hosting customer base consists of mid-sized and well-known Fortune 1000 companies. We have agreements with Hewlett-Packard Company (“HP”), and Surebridge, Inc. to provide back office data center operations for our hosting customers.

Sales and Marketing

      We market and sell our software products in most major world markets. Generally we sell through a direct sales organization. The sales force is organized regionally, consistent with our operating segments. The North America region includes approximately 40 field sales offices located in major metropolitan areas throughout the United States and 7 offices in Canada. The international region includes approximately 60 offices located in or near major cities in Europe, the Middle East, Africa, China, Japan, the Asia-Pacific region, and Latin America.

      The sales cycle varies substantially from customer to customer, but historically has required three to twelve months to complete. Normally the process includes generating a sales lead, or receiving a request for proposal from a prospective customer, qualifying the lead, analyzing the customer’s needs, submitting a proposal, giving one or more presentations to the customer, customer internal sign-off activities and contract negotiation and finalization. The fourth fiscal quarter historically has been the largest license revenue quarter for PeopleSoft and the first quarter has generally been the lowest. In support of our sales efforts, we conduct comprehensive marketing programs, which include telemarketing, direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs.

      Our customers and potential customers often rely on third party systems integrators to develop, deploy and manage their enterprise applications. Our marketing strategy includes building and maintaining strong working relationships with businesses we believe play an important role in the commercial success of our software products. These businesses include:

•	RDBMS software vendors (such as Microsoft Corporation, IBM Corporation and Sybase, Inc.);

•	hardware vendors (such as Hewlett-Packard Company, IBM Corporation and Sun Microsystems, Inc.); and

•	technology consulting firms and systems integrators (such as Accenture, Bearing Point, Inc., Cap Gemini Ernst & Young Group, Deloitte Consulting and IBM Corporation), some of which are active in the selection and implementation of large information systems for the information-intensive organizations that comprise our principal customer base.

      With these vendors and other technology and software partners, we have conducted several joint marketing and sales programs including seminars, direct mail campaigns and trade show appearances. Most of these companies have significantly greater financial and marketing resources than we have and while we benefit from these relationships, the relationships may change over time.

Software Product Development

      We have made substantial investments in research and software product development. Our research and development staff consisted of 3,455 and 2,379 employees as of December 31, 2003 and 2002, respectively. Our total product development expense was $433 million in 2003, $341.2 million in 2002 and $299 million in 2001. The J.D. Edwards merger provided additional development headcount carrying compensation and infrastructure costs and amortization of intangible assets for patented technology. We expect the 2004 expense to increase further as we will have a full twelve months as a combined company as compared to less than six months in 2003.

      We believe that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings is essential to maintain our competitive position in the market. The application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demand and rapidly evolving industry standards. We believe that software product development is most effectively and expeditiously accomplished by small teams comprised of relatively senior people who are focused on certain software product areas. Accordingly, our development organization is comprised of focused development groups assigned to each of the software products within our various software product areas. In addition, from time to time, we enter into development agreements with third parties.

      Our current focus in application development is to continue to extend our software offerings by delivering enhanced functionality and to further develop new applications in our integrated application families of PeopleSoft Enterprise and PeopleSoft EnterpriseOne.

Intellectual Property and Proprietary Rights

      We regard certain aspects of our operations, products and documentation as proprietary. We rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. However, in certain foreign countries, effective copyright and trade secret protection may be unavailable or the laws of these other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. Failure to obtain and/or maintain appropriate patent, copyright or trade secret protection either in the United States or in certain foreign countries, for any reason, may have a material adverse effect on our business, operating results and financial condition.

      We currently hold United States patents on some of the technologies included in our products and we intend to continue to file patent applications. We believe that, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are key to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

      We license software and technology from third parties, including some competitors, and incorporate them into our own software products, some of which are critical to the operation of our software.

      The source code for PeopleSoft software products is protected both as a trade secret and as a copyrighted work. Some of our customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use our source code solely for the customer’s internal use. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

      We believe that our copyrights, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion will not require us to enter into royalty arrangements or result in costly and time-consuming litigation.

Competition

      PeopleSoft is the second largest enterprise applications provider in the world based upon total revenue for the quarter ended December 31, 2003. A major portion of our business comes from medium and large entities seeking a fully integrated enterprise application solution. We believe that SAP and Oracle are the only other significant software providers that are addressing the large enterprise market segment. Siebel Systems remains our primary competitor in the customer relationship management space.

      We also compete with a variety of application software vendors in more narrowly defined market segments including customer relationship management, human capital management, financial management and supply chain management. In addition to these competitors, we continue to see niche software vendors in various market segments such as enterprise portals, enterprise service automation and eProcurement.

      In order to remain competitive, we must continue to differentiate ourselves from our competitors by capitalizing on our architectural advantage and providing functionally superior products and quality customer service. Some of our competitors have a larger worldwide presence, longer operating and product development history, substantially greater technical and marketing resources, or exclusive intellectual property rights. At least one competitor has a larger installed customer base than we do.

Personnel

      As of December 31, 2003, we employed 12,163 people, including 4,927 in services, 2,516 in sales and marketing, 3,455 in research and development and 1,265 in administration. There were 8,748 employees located in the United States. None of our employees in the United States are represented by a labor union or are subject to a collective bargaining agreement. Certain of our international employees are covered by the customary employment contracts and agreements of the countries in which they are employed.

Executive Officers of the Registrant:

Name	Age	Position

Craig A. Conway	49	President and Chief Executive Officer, Director
Kevin T. Parker	44	Executive Vice President, Finance and Administration, Chief Financial Officer
Nanci Caldwell	45	Executive Vice President, Chief Marketing Officer
Guy Dubois	49	Executive Vice President, EMEA
Michael Gregoire	38	Executive Vice President, PeopleSoft Global Services
Ram Gupta	41	Executive Vice President, Products and Technology
Phil Wilmington	45	Executive Vice President, Americas
Anne S. Jordan	52	Senior Vice President, General Counsel and Secretary

      Craig A. Conway joined PeopleSoft in May 1999 as President and Chief Operating Officer and was promoted to Chief Executive Officer later that year. He oversees our business operations including sales, marketing, professional services, customer support, development, finance and administration. From 1996 to 1999, Mr. Conway was President and Chief Executive Officer for OneTouch Systems, a leader in the field of interactive broadcast networks. From 1993 to 1996, Mr. Conway served as President and Chief Executive Officer for TGV Software, Inc., an early developer of IP network protocols and applications for corporate intranets and the internet. Mr. Conway also spent eight years at Oracle Corporation as Executive Vice President in a variety of roles including marketing, sales and operations. Mr. Conway graduated from State University of New York with a degree in Computer Science and Mathematics.

      Kevin T. Parker joined PeopleSoft in October 2000 as Senior Vice President and Chief Financial Officer. In January 2002, Mr. Parker was promoted to Executive Vice President of Finance and Administration, Chief Financial Officer. Mr. Parker served as Senior Vice President and Chief Financial Officer from 1999 to 2000 for Aspect Communications Corporation, a customer relationship management software company. From 1996 to 1999, Mr. Parker was Senior Vice President of Finance and Administration at Fujitsu Computer Products of America. Previous posts include Chief Financial Officer, Controller and other financial management positions at Standard Microsystems, O’Neil Data Systems, Toshiba America Information Systems, CalComp and Price Waterhouse. Mr. Parker attended Clarkson University where he received a bachelor’s degree in accounting.

      Nanci Caldwell joined PeopleSoft in April 2001 as Senior Vice President and Chief Marketing Officer. In January 2002, Ms. Caldwell was promoted to Executive Vice President and Chief Marketing Officer. Ms. Caldwell worked for Hewlett-Packard Company from 1982 to 2001, where she held a number of senior management roles, including: Vice President of Marketing-HP Services, Vice President of North American Sales and Vice President of Worldwide Enterprise Marketing and Global Alliances. Ms. Caldwell received a degree in psychology from Canada’s Queen’s University and completed the University of Western Ontario’s Executive Marketing Management program.

      Guy Dubois joined PeopleSoft in January 2000 as Executive Vice President, International Operations. In 2003, while retaining the overall responsibility of the strategic development of PeopleSoft’s international operations, he was appointed Executive Vice President, EMEA. Mr. Dubois served as Executive Vice President, Worldwide Field Operations of The Vantive Corporation from 1999 to 2000. From 1995 to 1999, Mr. Dubois was Vice President and General Manager of the Europe, Middle East, Africa operations of Sybase Inc. From 1994 to 1995, Mr. Dubois was Vice President of Southern Europe at Sybase. Prior to that, he was Deputy Managing Director of Digital Equipment Corporation France. Mr. Dubois holds a master’s degree in science and is a chartered engineer, and graduated from Lille Business Management School (“EUDIL”) in France.

      Michael Gregoire joined PeopleSoft in April 2000 as Senior Vice President, PeopleSoft Consulting, North America. In January 2003, he was promoted to Executive Vice President, PeopleSoft Global Services, and is in charge of all of PeopleSoft’s professional services, training and hosting. Prior to his employment at PeopleSoft, Mr. Gregoire spent 13 years at Electronic Data Systems Corporation, where he held a variety of management positions, last serving as Managing Director of Services for the Global Financial Markets Group. Mr. Gregoire has a Bachelor of Science degree in physics and computing from Wilfred Laurier University in Ontario, Canada, and an MBA from California Coast University. He is a graduate of the Thunderbird American School for International Business, International Executive Program. Mr. Gregoire serves on the Board of Directors of the Association of Management Consulting Firms (“AMCF”) in New York City.

      Ram Gupta joined PeopleSoft in August 2000 as Executive Vice President, Products and Technology and is responsible for all of PeopleSoft’s application and technology infrastructure. From 1997 to 2000, he was Senior Vice President and General Manager for Healtheon*WebMD Corporation. From 1994 to 1997, Mr. Gupta was the director of the Multimedia Networking Group at Silicon Graphics. Before that he managed operating system development at IBM Corporation. Mr. Gupta received a master’s degree in computer science from the University of Massachusetts. He also holds several United States patents.

      Phil Wilmington joined PeopleSoft in December 1992. Before being promoted to his current position as Executive Vice President, Americas, Mr. Wilmington held various positions including President of the Services Division, Vice President of Emerging Markets, General Manager of the Financial Services business unit, and General Manager of the Midwest Region. Prior to joining PeopleSoft, Mr. Wilmington served as Executive Vice President of Field Operations at Trinet, Inc. and as Vice President of Sales and Operations at Tesseract Corporation. Mr. Wilmington received a bachelor’s degree in marketing and business administration from Bradley University.

      Anne S. Jordan joined PeopleSoft in July 1999 as Senior Vice President, General Counsel and Corporate Secretary. Ms. Jordan was Vice President, Administration and General Counsel for Sega of America, Inc., from 1994 to 1999. Prior to 1994, she was a partner in Carr & Ferrell and held positions as Vice President and General Counsel for Worlds of Wonder, Inc., Assistant General Counsel for Dole Foods, Inc., and corporate counsel for Beatrice Companies, Inc. and Gould Inc. Ms. Jordan received a bachelor’s degree from Northwestern University and a J.D. from DePaul University.

Financial Information About Segments and Geographic Areas

      For financial information about reportable segments, see “Revenues by Segment,” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 “Segment and Geographic Areas,” of the Notes to Consolidated Financial Statements filed as part of this Annual Report. For financial information about geographic areas, see Note 15 “Segment and Geographic Areas,” of the Notes to Consolidated Financial Statements filed as part of this Annual Report.

Available Information

      We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on our website (www.peoplesoft.com/go/investor), free of charge, as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. These filings are also available on the Securities and Exchange Commission’s web site at www.sec.gov.

Item 2.	Properties

Facilities

      We own or lease approximately 4,200,000 square feet of office space, of which approximately 75% is in the United States. We occupy or sublease 92% of the 4,200,000 square feet of our leased office space. Following the acquisition of J.D. Edwards, we have more leased space than required for our current or anticipated operations. We are in the process of consolidating certain offices around the world.

      We own our headquarters located in Pleasanton, California, which consist of approximately 1,159,000 square feet of office facilities used for development, technical support, sales, marketing, customer service and administration. Additional leased domestic facilities include offices located in Santa Clara, San Francisco, Costa Mesa, Sunnyvale and Encino, California; Chicago, Illinois; Washington, D.C.; Denver and Englewood, Colorado; Charlotte, North Carolina; Cincinnati, Ohio; Tulsa, Oklahoma; Seattle, Washington; American Fork, Utah; Milwaukee, Wisconsin; Atlanta, Georgia; Teaneck, New Jersey; Bethesda, Maryland; Dallas and Houston, Texas; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Philadelphia, Pennsylvania; Miami, Florida; St. Louis, Missouri; and Phoenix, Arizona, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Toronto, Vancouver and Montreal, Canada; Reading, England; Madrid, Spain; Milan, Italy; Paris, France; Munich and Frankfurt, Germany; Amsterdam, The Netherlands; Zurich, Switzerland; Dublin, Ireland; Brussels, Belgium; Hong Kong, China; Singapore; Auckland and Wellington, New Zealand; Sydney and Melbourne, Australia; Taipei, Taiwan; Dubai, United Arab Emirates; Johannesburg, South Africa; Tokyo, Japan; Mexico City and Monterrey, Mexico; São Paulo, Brazil; and Buenos Aires, Argentina.

      We believe our facilities are suitable for their respective uses and, in general, are adequate to support our current and anticipated volume of business. We believe that suitable additional space will be available to accommodate any necessary or currently anticipated expansion of our operations.

      On February 27, 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $70 million and on June 30, 2003, we exercised our option under a second synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $105 million. Both option exercises occurred because the lease terms were near expiration and management concluded, based on financial analysis, that the purchase was the best option available.

      In May 2002, we began construction of a 180,000 square foot office building on 20 acres of land that we own adjacent to our existing corporate headquarters in Pleasanton, California. The construction was completed in the second quarter of 2003 and the building was fully occupied during the third quarter of 2003. The construction cost of the building was approximately $42.6 million.

      We assumed leases on four office buildings in Denver, Colorado (the “Denver Campus”) with the acquisition of J.D. Edwards. The Denver Campus was constructed on land originally owned by J.D. Edwards and is leased under operating leases, which commenced in 1997 and 1998. We have three six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided financing of $121.2 million for the purchase and construction costs of the buildings through a combination of debt and equity. The lease payment obligations are based on a return on the lessor’s costs. We also have an option to refinance or purchase the leased properties at our sole discretion during the term of the lease for approximately $121.2 million. In the event that we do not exercise our option to refinance or purchase the leased properties, we must guarantee the residual value of each building up to approximately 85% of the bank financing of $121.2 million. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any financial obligations under the leases. We have evaluated the fair value of the Denver Campus and determined that at this point it is not probable that the value of the property at the end of the lease term will be less than the residual value guaranteed by us. The leases terminate between April and November of 2004. We currently are considering our alternatives, including refinancing the existing arrangement or purchasing the property.

      We can elect to reduce the interest rate used to calculate lease expense by collateralizing the Denver Campus financing arrangements with investments. At December 31, 2003, investments totaling $123.5 million were designated as collateral for these leases. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At December 31, 2003, funds used as collateral in the amount of $88.1 million were available for withdrawal. At December 31, 2003, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

Item 3.	Legal Proceedings

PeopleSoft Shareholder Actions — Delaware Court of Chancery

      On June 6, 2003, Felix Ezeir (Case No. 20349-NC), Teresita Fay (Case No. 20350-NC), Robert Crescente (Case No. 20351-NC), Robert Corwin (Case No. 20352-NC) and Ernest Hack (Case No. 20353-NC), all of whom purport to be PeopleSoft stockholders, each filed a putative stockholder class action suit in the Delaware Court of Chancery against us and several of our officers and directors. The suits allege that defendants breached their fiduciary duties in connection with the response to the tender offer announced by Oracle Corporation on June 6, 2003 and formally commenced June 9, 2003. Plaintiffs in each of the actions seek injunctive relief and an accounting. On June 10, 2003, Steven Padness filed an action in the Delaware Court of Chancery against these same defendants (Case No. 20358-NC) making similar allegations and seeking similar relief. On June 12, 2003, Thomas Nemes filed an action in the Delaware Court of Chancery (which was subsequently amended June 18, 2003) against these same defendants (Case No. 20365-NC), making similar allegations and seeking similar relief (the “Nemes Action”).

      On June 25, 2003, on an application filed in the Nemes Action, the Court consolidated the actions listed above under a single caption and case number: In re PeopleSoft, Inc. Shareholder Litigation, Consol. C.A. No. 20365-NC. Defendants filed their answer to the consolidated Delaware action on June 25, 2003.

      On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action in the Delaware Court of Chancery against us and several of our officers and directors. This action alleges that defendants breached their fiduciary duties in connection with the response to Oracle’s tender offer. Plaintiff seeks injunctive relief, an accounting and damages. On July 22, 2003, the Delaware Court ordered that this action be consolidated with the other putative Delaware shareholder actions listed above.

      Document discovery has commenced in the consolidated Delaware actions and is being coordinated with the discovery in the action filed against us by Oracle in Delaware and our action filed against Oracle in California, both of which are discussed below.

      On November 6, 2003, plaintiffs in the consolidated Delaware stockholder actions described above filed a motion for preliminary injunction seeking to enjoin us and our directors, officers and employees from continuing the PeopleSoft Customer Assurance Program. In their motion, plaintiffs assert that the terms of the revised Customer Assurance Program constitute a disproportionate and unreasonable response to any perceived threat from Oracle’s outstanding tender offer. Plaintiffs moved for an order setting a prompt hearing on their motion for preliminary injunction and expediting discovery in support of that motion. As set forth more fully in the section below, “Oracle v. PeopleSoft — Delaware Court of Chancery,” this relief was denied by the Delaware Court on November 19, 2003.

      We believe that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intend to vigorously defend against these lawsuits.

Oracle v. PeopleSoft — Delaware Court of Chancery

      On June 18, 2003, Oracle and Pepper Acquisition Corp. filed a lawsuit in the Delaware Court of Chancery (Case No. 20377-NC) (captioned Oracle Corp. v. PeopleSoft, Inc.) against us, several of our directors and J.D. Edwards, alleging that the named directors breached their fiduciary duties in connection with the response to Oracle’s tender offer, and that J.D. Edwards aided and abetted the directors’ purported breach of fiduciary duty. Oracle seeks injunctive, declaratory and rescissory relief.

      On November 10, 2003, Oracle and Pepper Acquisition Corp. also filed a motion for preliminary injunction, similarly seeking to enjoin us and the named directors from continuing to offer customers the terms contained in the revised Customer Assurance Program. On the same date, Oracle and Pepper Acquisition Corp. also filed motions seeking a prompt hearing date at which to present their motion for a preliminary injunction and for expedited discovery in support of their motion for preliminary injunction. That same day Oracle and Pepper Acquisition Corp. also moved for leave to amend their Complaint.

      On November 19, 2003, the Court of Chancery heard arguments with respect to the motions described above in both the consolidated Delaware stockholder lawsuits and the Oracle lawsuit to expedite and for the scheduling of a preliminary injunction hearing, described above. Following argument, the Delaware Court denied the applications by the plaintiffs to schedule a hearing on their respective motions for preliminary injunction with respect to the PeopleSoft Customer Assurance Program. On December 19, 2003, the Court entered a Stipulation and Order that among other things: 1) formally denied both motions for an expedited preliminary injunction hearing; 2) provided for responses by the parties to certain outstanding discovery requests and deposition notices; and 3) provided for notice to counsel for Oracle and the shareholder plaintiffs of any material modification of the Customer Assurance Program within two business days following any such modification.

      Discovery in this action is proceeding and is being coordinated with the stockholder actions against PeopleSoft in Delaware, discussed above, and PeopleSoft’s action against Oracle in California, discussed below.

      We believe that the claims and allegations asserted in this action are without merit, and intend vigorously to defend against this lawsuit.

PeopleSoft Shareholder Actions — California Superior Court for the County of Alameda

      On June 6, 2003, separate actions were filed in the California Superior Court for the County of Alameda by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306) and Lorrie McBride (Case No. RG03100300). On June 10, 2003, Ray Baldi (Case No. RG03100696) filed an additional case in the same court. The plaintiffs in these actions (collectively, the “Initial Alameda Shareholder Actions”) all purport to be PeopleSoft stockholders, and they make claims against several of our executive officers and directors. The suits allege that the defendants breached their fiduciary duties in connection with (i) the response to Oracle’s tender offer, (ii) our agreement to acquire J.D. Edwards, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by the PeopleSoft stockholders at the 2003 Annual Meeting of Stockholders. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Shareholder Actions were consolidated. On June 11 and 17, 2003, respectively, two additional actions were filed by Moshe Panzer (Case No. VG03100876) and Arace Brothers (Case No. VG03101830) asserting similar claims. By Order dated July 11, 2003, the Panzer and Arace Brothers actions were consolidated with the Initial Alameda Shareholder Actions (collectively “the Alameda Shareholder Actions”).

      By Order dated June 18, 2003, the Alameda County Superior Court granted our Motion to Stay the Initial Alameda Shareholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. The California Court found that the stockholder actions required application of Delaware law, and that allowing the consolidated cases to proceed would create the specter of inconsistent orders. By Order dated July 11, 2003, the Alameda County Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Shareholder Actions. Accordingly, all of the Alameda Shareholder Actions currently are stayed by order of the California Court.

      We believe that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intend to vigorously defend against these lawsuits.

J.D. Edwards v. Oracle — California Superior Court in the County of San Mateo

      On June 12, 2003, J.D. Edwards filed an action in California Superior Court in the County of San Mateo against Oracle Corporation and two of its executives (Case No. CIV 431969) alleging violations of California’s Business and Professions Code Section 17200 et seq., intentional interference with prospective economic advantage and negligent interference with prospective economic advantage in connection with Oracle’s proposed tender offer. J.D. Edwards sought compensatory damages and a preliminary and permanent injunction enjoining defendants from proceeding with Oracle’s proposed tender offer, taking or attempting to take any other steps to acquire control of us or J.D. Edwards, and otherwise interfering with the completion of our proposed acquisition of J.D. Edwards. Pursuant to the agreement of the parties and stipulated scheduling orders, discovery was coordinated with discovery in the Delaware actions described above. In a first amended complaint dated August 12, 2003, we consolidated the J.D. Edwards’ action with our suit against Oracle filed in Alameda County, described below and on August 15, 2003, Case No. CIV 431969, J.D. Edwards’ original California action against Oracle, was voluntarily dismissed.

J.D. Edwards v. Oracle — Colorado State Court

      On June 12, 2003, J.D. Edwards filed a suit in Colorado State Court against Oracle Corporation and its wholly-owned subsidiary, Pepper Acquisition Corp. (Case No. 2003CV4270), alleging claims for tortious interference with contract and prospective business relations in connection with Oracle’s proposed tender offer. The suit sought, among other things, compensatory damages of $1.7 billion and an unspecified amount of punitive damages. On August 18, 2003, Case No. 2003CV4270 was dismissed, leaving the PeopleSoft and

J.D. Edwards consolidated action in Alameda County, California as the sole action involving PeopleSoft’s and J.D. Edwards’s claims against Oracle and its affiliate.

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

      On June 13, 2003, we filed an action in the California Superior Court for the County of Alameda against Oracle and Pepper Acquisition Corp. and unnamed defendants affiliated with the two named defendants (Case No. RG03101434). We allege that, in connection with Oracle’s proposed tender offer, the defendants have engaged in: (i) false advertising and unfair trade practices in violation of California’s Business and Professions Code; (ii) unlawful interference with our contracts with our customers; (iii) unlawful interference with our relationships with prospective customers; and (iv) unlawful disparagement of our products and services. We seek an injunction precluding defendants’ unfair trade practices and other unlawful actions, and prohibiting the defendants from proceeding further with the Oracle tender offer. We also request restitution and damages. On August 12, 2003, we filed an amended complaint, alleging extensive new facts in connection with the claims made in the original complaint. The amended complaint consolidated our claims and those of J.D. Edwards against Oracle and Pepper Acquisition Corp. and unnamed defendants affiliated with the two named defendants into a single lawsuit. The amended complaint continues to seek injunctive relief, restitution and damages. On September 11, 2003, Oracle demurred to the amended complaint, seeking to dismiss it. Pursuant to a court order dated November 5, 2003, the California Court overruled the demurrer with respect to three of the six pleaded causes of action, sustained the demurrer with leave to amend with respect to two causes of action, and sustained the demurrer without leave to amend with respect to one cause of action.

      On December 12, 2003, we filed a second amended complaint, incorporating claims formerly pursued by J.D. Edwards, which is now our subsidiary, and making those amendments permitted by the court’s November 5, 2003 order. In this lawsuit, we allege that in connection with Oracle’s tender offer, the defendants have engaged in: (i) untrue and misleading advertising in violation of California’s Business & Professions Code; (ii) unlawful disparagement of the Company’s products and services; (iii) unlawful interference with the Company’s relationships with its customers and prospective customers; and (iv) unfair trade practices in violation of California’s Business & Professions Code. Our second amended complaint, portions of which have been filed with the California Court under seal, alleges new facts about what we believe are Oracle’s ongoing acts of unfair trade practices and attempts to eliminate PeopleSoft as a competitor, and Oracle’s deliberate campaign to mislead our customers about Oracle’s plans to terminate our products and force customers to migrate to Oracle systems. We seek injunctive relief precluding Oracle from engaging in unfair trade practices and other unlawful actions, and from proceeding with the tender offer. We also seek restitution and damages, including damage caused to J.D. Edwards.

      On January 20, 2004, Oracle filed a demurrer to the second amended complaint and a motion to strike portions of the second amended complaint. In its demurrer, Oracle argued that PeopleSoft failed sufficiently to allege claims against it. In its motion to strike, Oracle asked the Court to strike the injunctive and equitable relief being sought by PeopleSoft. In particular, Oracle argued that PeopleSoft could not seek to enjoin Oracle from proceeding with the tender offer in continued violation of applicable state law, could not seek equitable relief to address the harm from Oracle’s misrepresentations, illegal scheme and tactics, and could not seek an injunction requiring Oracle to publish statements correcting its prior false statements about its intentions and about the actions of PeopleSoft and its directors.

      On February 25, 2004, the Court overruled Oracle’s demurrer to the second amended complaint, and denied Oracle’s motion to strike portions of the second amended complaint. Specifically, the Court ruled that PeopleSoft adequately alleged claims against Oracle for false advertising in violation of Section 17500 of the California Business & Professions Code, trade libel, intentional interference with prospective economic advantage, and unfair competition in violation of Section 17200 of the California Business & Professions Code. The Court also allowed PeopleSoft to proceed with its request for injunctive and equitable relief. The Court ordered Oracle to answer the second amended complaint by March 30, 2004.

      Based on the Court’s order, PeopleSoft’s action is proceeding against Oracle. There is a further case management conference scheduled for April 14, 2004.

Other Matters

      We are party to various legal disputes and proceedings arising during the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding our belief, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Our common stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol PSFT. The following table lists the high and low closing prices for the PeopleSoft Common Stock as reported on the Nasdaq for each of the fiscal quarters of the last two years.

	High	Low

Fourth quarter of 2003	$23.05	$18.39
Third quarter of 2003	$19.89	$16.26
Second quarter of 2003	$18.90	$14.40
First quarter of 2003	$22.50	$15.14
Fourth quarter of 2002	$21.03	$12.07
Third quarter of 2002	$21.30	$12.37
Second quarter of 2002	$37.37	$14.77
First quarter of 2002	$41.34	$27.89

      We have never paid cash dividends on our common stock and do not expect to in the near future.

      As of February 26, 2004 the approximate number of stockholders of record was 2,800.

      Compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated by (a) all plans previously approved by security holders and (b) all plans not previously approved by security holders are as follows. In 2003, there were six compensation plans that provided for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the Amended and Restated 1989 Stock Plan (the “1989 Plan”), 1992 Directors’ Stock Option Plan, 1992 Employee Stock Purchase Plan (the “Purchase Plan”), Amended and Restated 2001 Stock Plan and the 2003 Directors Stock Plan, each of which has been approved by stockholders; and the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which did not receive approval by stockholders as none was required. The 1992 Directors’ Stock Option Plan expired in 2002; however, outstanding options remain exercisable under their terms. The Compensation Committee has established a policy that, commencing in 2005, PeopleSoft will tie vesting of 50% of the equity awards granted to PeopleSoft’s Chief Executive Officer (“CEO”) and the 4 other most highly compensated officers to performance based metrics that the Compensation Committee will establish. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2003:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Shares
Plan Category(1)	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,349,064	$21.29	15,330,056 (2)
Equity compensation plans not approved by security holders(3)	7,399,924	$24.21	726,484

Total	77,748,988	$21.57	16,056,540

(1)	The information presented in this table excludes options assumed by PeopleSoft in connection with acquisitions of other companies. As of December 31, 2003, 7,491,261 shares of our Common Stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $27.39 per share.

(2)	Includes 2,518,286 shares that are reserved and available for issuance under the Purchase Plan. The number of shares reserved for issuance under the Amended and Restated 1989 Stock Plan is automatically increased on January 1 of each year (through January 1, 2008) by an amount equal to the lesser of (i) 20,000,000 shares or (ii) a percentage of our outstanding shares of Common Stock as of December 31 of the preceding calendar year. The 1989 Plan was amended to change the applicable percentage from 5% to 3% effective December 30, 2003. The Company has decided it will further reduce the percentage to 2%, effective January 1, 2006 and 1%, effective January 1, 2008. Additionally, effective January 28, 2004, the 1989 Plan’s common stock reserve was reduced by approximately 9 million shares.

(3)	Consists of options that are outstanding, and shares available for future issuance, under the 2000 Plan. The material features of the 2000 Plan are described in Note 12, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements. Effective January 28, 2004, the 2000 Plan was terminated; however, outstanding options remain exercisable under their terms.

      (b) Sales of Unregistered Securities.

      In July 2002, PeopleSoft issued 18,292 shares of common stock to an escrow agent for the benefit of Mani Iyer, then a stockholder of Teamscape Corporation (“Teamscape”), as partial consideration for PeopleSoft’s acquisition of the capital stock of Teamscape. Teamscape was thereupon merged with a subsidiary of PeopleSoft. These shares were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. This transaction was made without general solicitation or advertising. PeopleSoft believes that the purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring PeopleSoft’s common stock solely for his own account and for investment, and (iii) does not intend to offer, sell or dispose of such shares except in compliance with the Securities Act of 1933.

Item 6.	Selected Financial Data

	Years Ended December 31,(a)(b)

	2003(c)	2002	2001	2000	1999(d)

	(In thousands, except per share amounts)
Revenues:
License fees	$538,400	$530,077	$645,421	$496,115	$339,676
Services(e)	1,728,618	1,411,341	1,370,953	1,153,993	1,105,710
Development and other services	—	7,530	102,713	122,279	27,632

Total revenues	$2,267,018	$1,948,948	$2,119,087	$1,772,387	$1,473,018

Operating income (loss)	$116,593	$252,636	$251,972	$71,232	$(238,573)

Net income (loss)	$85,044	$182,589	$191,554	$145,691	$(177,765)

Diluted earnings (loss) per share	$0.25	$0.57	$0.59	$0.48	$(0.67)

Shares used in diluted per share computation	344,100	320,310	323,625	302,916	263,914

Total assets	$4,224,728	$2,871,631	$2,608,479	$2,038,287	$1,696,568

Long-term obligations	$37,655	$21,486	$17,659	$82,623	$69,078

NOTES:

(a)	Historical results of operations are not necessarily indicative of future results. Refer to “Factors That May Affect Our Future Results or The Market Price of Our Stock” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that may impact future results.

(b)	No cash dividends have been declared or paid in any period presented.

(c)	In 2003, we acquired J.D. Edwards which resulted in increased revenues and assets, which are primarily identifiable intangible assets and goodwill. Net income decreased as a result of the impact of purchase accounting adjustments and restructuring charges.

(d)	All 1999 amounts have been restated to reflect the merger with The Vantive Corporation in December 1999, which was accounted for using the pooling of interests method of accounting.

(e)	All prior period amounts for Services revenue have been restated to reflect the adoption of Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report contains statements and descriptions of our expectations regarding future trends affecting our business and other forward-looking statements, all of which are subject to risks and uncertainties. Use of the future tense or words such as “anticipate,” “believe,” “estimate,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft are intended to identify such forward-looking statements. The forward-looking statements made in this Annual Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results in particular are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” We undertake no obligation to update the information contained in this Annual Report.

MANAGEMENT OVERVIEW

      PeopleSoft, Inc. designs, develops, markets, implements and supports enterprise application software products for use throughout large and medium sized organizations worldwide. These organizations include corporations, educational institutions, non-profit organizations and national, state, provincial and local government agencies. Our strategy is to offer comprehensive applications that enable organizations to manage mission critical business processes and analyze and enhance their relationships with customers, suppliers, employees and partners.

Business Environment

      World-wide demand for enterprise wide software applications has decreased over the last two years. The global economic slowdown has resulted in many organizations reducing their information technology budgets and related expenditures on enterprise software. This has not only limited sales of licenses to new and existing customers but has also resulted in longer customer evaluations and decision-making processes.

      In 2003, we continued the focused cost containment measures we began in 2002. That focus consists of both improved cost controls over day-to-day operations and restructuring activities. In the second quarter of 2003, we reduced headcount by approximately 200 employees and closed a facility resulting in a $13.2 million charge. Following the J.D. Edwards acquisition, discussed below, we took additional actions to eliminate duplicative activities and facilities resulting in charges totaling $19.4 million. We believe our cost containment initiatives have enhanced our profitability in 2003 and 2002.

Financial Highlights for 2003

•	Our revenues for 2003 were $2.3 billion, a 16% increase over 2002 primarily due to the added revenue from the acquired J.D. Edwards business.

•	Our net income decreased to $85 million in 2003 from $182.6 million in the prior year. A significant reason for the decrease is the impact of purchase accounting charges resulting from the J.D. Edwards acquisition and restructuring charges of $69.2 million (after tax). We also incurred $27.6 million (after tax) of expenses responding to Oracle’s tender offer. See Business Combinations in Results of Operations below for further discussion of the J.D. Edwards purchase accounting adjustments. Under the purchase method of accounting, we were required to record J.D. Edwards deferred maintenance revenue at fair value. As the customers having deferred maintenance balances as of the acquisition date renew their contracts in 2004, we expect to realize increased revenues without any additional costs.

•	Cash provided by operations in 2003 was $397.4 million. During the year, our cash and investment balances decreased by $499 million to $1.4 billion. Significant non-operating uses of cash in 2003 included $519.9 million to acquire J.D. Edwards, $350.4 million to repurchase some of our common stock and $175 million to purchase our corporate headquarters buildings that had been leased.

Acquisition of J.D. Edwards & Company

      We acquired J.D. Edwards & Company (“J.D. Edwards”) in the third quarter of 2003 for approximately $2 billion, making PeopleSoft the second largest provider of enterprise application software in the world based on fourth quarter revenues. We now have over 12,000 customers and 12,000 employees. The combined company:

•	offers three product families of high quality applications to support the complete enterprise: PeopleSoft Enterprise, PeopleSoft EnterpriseOne and PeopleSoft World.

•	is a leader in both the mid-sized and large enterprise market-segments.

•	is a recognized leader in serving the enterprise software needs of multiple services industries including financial services, communications, healthcare, education and government as well as in manufacturing and distribution industries including, industrial, wholesale distribution, consumer, life sciences, and construction.

      Subsequent to the acquisition of J.D. Edwards, PeopleSoft has focused on integrating the two companies. Each functional area has created a detailed integration plan and has been successfully executing to those plans. In 2003, our product development organization began the integration of the product families and introduced several new integration products. In January 2004, we integrated the worldwide sales force and trained them on both Enterprise and EnterpriseOne applications to further accelerate cross-selling between our product families. The professional services organization is fully integrated and utilizing one global delivery model. The administrative integration is on plan and we expect it to be substantially complete in mid-2004. Since the acquisition, our combined headcount has been reduced consistent with our overall integration plans.

      As a result of the acquisition, our 2003 financial results included $309.4 million of license, maintenance and professional services revenues attributed to the PeopleSoft EnterpriseOne and PeopleSoft World product families. In addition, our 2003 financial results benefited from integration synergies of approximately $28 million. In 2004 and beyond, we will not separately track revenues from the PeopleSoft EnterpriseOne and PeopleSoft World product families. However, given that we will have a full year’s worth of activity, new product introductions, and an integrated sales force, we anticipate revenues from these product families to increase significantly in 2004. We also expect to achieve financial synergies ranging from $167 million to $207 million which will benefit our 2004 financial results. These synergies include:

•	Incremental revenues through cross-selling opportunities.

•	Reduction of duplicative facilities.

•	Reduction of general and administrative headcount performing duplicative functions.

•	Consolidation of marketing programs.

•	Elimination of duplicative IT infrastructure.

•	Increased consulting utilization.

•	Consolidation of sales forces and professional service organization and realignment of the respective management structures.

Oracle Tender Offer

      On June 9, 2003, following our announcement to acquire J.D. Edwards, Oracle Corporation (“Oracle”) launched a hostile tender offer of $16.00 per share to acquire PeopleSoft. On June 18, 2003, Oracle increased its bid to $19.50 per share. On June 12, 2003 and again June 19, 2003, based upon a recommendation from the Transaction Committee of our Board of Directors, our Board of Directors unanimously recommended that our stockholders reject the offers because the Board believed that the offers would face prolonged regulatory delays, with a significant likelihood that the offers would not be allowed and that Oracle’s offers significantly undervalued PeopleSoft. On February 4, 2004, Oracle amended its offer to increase the purchase price from $19.50 to $26.00 per share. On February 7, 2004, based upon the recommendation of the Transaction Committee, the Board unanimously recommended that our stockholders reject the revised offer because the Board believed the offer is inadequate from a financial point of view and does not reflect PeopleSoft’s real value, and the proposed combination of PeopleSoft and Oracle continues to face substantial regulatory scrutiny in both the United States and Europe and there is a significant likelihood that the transaction will be prohibited under antitrust law. On February 26, 2004, the United States Department of Justice, joined by the states of Texas, Hawaii, Maryland, Massachusetts, Minnesota, New York and North Dakota, filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The plaintiffs allege that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. On February 13, 2004, the European Commission announced that the four-month “clock” of the second stage of its investigation has been restarted and that the provisional deadline by which the European Commission must decide whether it will challenge the proposed acquisition is May 11, 2004. The recommendations of the Board of Directors are discussed and included in PeopleSoft’s Solicitation/ Recommendation Statement on Schedule 14D-9 and the amendments thereto filed with the SEC. These documents can be obtained without charge at www.sec.gov and www.peoplesoft.com. Our stockholders should read these filings as they contain important information about the Oracle tender offer and the Board’s recommendations. During 2003, we spent $42.6 million in investment banking, legal and other fees and a significant amount of internal resources to respond to the tender offer and the related lawsuits. See Item 3 — Legal Proceedings. It is not possible to predict the amount of money or internal resources that will be required to respond to the Oracle tender offer in 2004.

      On January 23, 2004, Oracle nominated a slate of five directors to be voted upon at our next annual meeting, including one director to fill a seat to be created by Oracle’s proposed amendment to our Bylaws to increase the size of our Board of Directors to nine directors. The Company’s Annual Stockholders meeting is scheduled for March 25, 2004. On February 26, 2004, Oracle announced that, in light of the Department of Justice’ lawsuit, it had withdrawn its slate of nominees and would not be soliciting proxies for use at the annual meeting. On February 26, 2004, Oracle also announced extension of the expiration date of its tender offer to June 25, 2004 and its intention to defend against the Department of Justice’ lawsuit. The Oracle tender offer will continue to be a distraction to management until the outcomes of the antitrust litigation and reviews are known.

RESULTS OF OPERATIONS

      The following table indicates the percentage of total revenues and the percentage of period-over-period growth represented by line items in our consolidated statements of operations:

	Years Ended December 31,

	Percentage of Dollar		Percentage of Total
	Change Year Over Year		Revenues

	2003/2002	2002/2001	2003	2002	2001

Revenues:
License fees	2%	(18)%	24%	27%	30%
Maintenance revenue	29	18	40	36	28
Professional services revenue	16	(8)	36	36	37
Development and other services	(100)	(93)	—	1	5

Total revenues	16	(8)	100	100	100
Costs and expenses:
Cost of license fees	46	(26)	3	2	3
Cost of services	21	(11)	35	34	35
Cost of development and other services	(100)	(93)	—	—	5
Sales and marketing expense	18	—	27	26	24
Product development expense	27	14	19	18	14
General and administrative expense	65	(25)	9	6	7
Restructuring, acquisition and other charges	NM	NM	2	1	—

Total costs and expenses	27	(9)	95	87	88

Operating income	(54)	—	5	13	12
Other income, net	(27)	(19)	1	1	2

Income before provision for income taxes	(51)	(2)	6	14	14
Provision for income taxes	(48)	3	2	5	5

Income before minority interest	(53)	(5)	4	9	9
Minority interest in net income	NM	—	NM	—	—

Net income	(53)	(5)	4%	9%	9%

Diluted income per share	(56)%	(3)%

NM — Not meaningful

      Net income decreased $97.6 million or 53% from $182.6 million in 2002 to $85 million in 2003. Diluted income per share decreased from $.57 per share in 2002 to $.25 per share in 2003.

      The results of operations for the year ended December 31, 2003, included the following items (amounts after tax): (i) purchase accounting adjustments resulting from the J.D. Edwards acquisition including $34.3 million in amortization of intangible assets and capitalized software; (ii) $14.5 million of in-process research and development write-offs and (iii) $20.4 million in restructuring charges. We also incurred $27.6 million in expenses responding to Oracle’s tender offer.

      The results of operations for the year ended December 31, 2002, included the following items (amounts after tax): (i) a $1.7 million charge for in-process research and development related to the Annuncio Software, Inc. business combination; (ii) an $8.7 million charge for in-process research and development related to the acquisition of Momentum Business Applications, Inc.; and (iii) a $0.7 million favorable adjustment to reduce second quarter 2003 restructuring reserves to reflect current estimates.

      The results of operations for the year ended December 31, 2001, included the following items (amounts after tax): (i) a $4.9 million favorable adjustment to reduce existing restructuring reserves to reflect current estimates; (ii) a $1.2 million charge for in-process research and development related to the acquisition of SkillsVillage, Inc.; and (iii) a $1.9 million charge for in-process research and development related to an acquisition of assets which were otherwise insignificant to us.

Revenues

License Fee Revenues

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
License fees	$538,400	$530,077	$645,421
Change from prior year	2%	(18)%	—
Percentage of revenue	24%	27%	30%

      Our software products generally are licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees increased by 2% in 2003 as compared to 2002 and decreased by 18% in 2002 as compared to 2001. The 2003 license fees included $114.9 million in license fees generated from licensing the former J.D. Edwards products following the July 18, 2003 acquisition of J.D. Edwards. We believe the sales by PeopleSoft of the former J.D. Edwards applications exceeded the results J.D. Edwards could have achieved on a standalone basis. Excluding those J.D. Edwards-related license fees, the PeopleSoft product license fees decreased $106.6 million from 2002, of which $52.4 million occurred in the first quarter of 2003 primarily due to the war in Iraq and the continued global economic downturn. We believe the 2002 decrease reflects a slowdown in information technology spending resulting from the global economic downturn. We do not intend to provide breakouts of revenues attributable to the former J.D. Edward’s products subsequent to this Annual Report, as management will not be evaluating performance on this basis.

Services Revenues

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Maintenance revenue	$904,319	$703,105	$597,685
Change from prior year	29%	18%	—
Percentage of revenue	40%	36%	28%

Professional services revenue	$824,299	$708,236	$773,228
Change from prior year	16%	(8)%	—
Percentage of revenue	36%	36%	37%

Development and other services revenue	$0	$7,530	$102,713
Change from prior year	(100)%	(93)%	—
Percentage of revenue	0%	1%	5%

      Our services revenue consists of software maintenance fees and professional services fees, which includes consulting fees, customer training fees, hosting fees and other miscellaneous fees. The increase in maintenance revenue in 2003 and 2002 is primarily attributable to the growth of our installed base of software applications, arising from sales to both new and existing customers. Following the acquisition of J.D. Edwards in 2003, our installed base of customers has grown considerably. The 2003 maintenance revenue included $63.4 million in maintenance fees generated from maintenance renewals of the former J.D. Edwards products following the July 18, 2003 acquisition. However, we were required to record J.D. Edwards deferred maintenance revenue at fair value in accordance with the purchase method of accounting as of the acquisition date, which reduced our maintenance revenue related to that expanded customer base by $100.9 million (pretax) in 2003. As the former J.D. Edwards customers having deferred maintenance balances as of the acquisition date renew their contracts in 2004, we expect to realize increased revenues without any additional costs.

      The increase in 2003 professional service revenue is primarily due to the additional consulting revenue of $131.1 million attributed to PeopleSoft Enterprise One and PeopleSoft World product families subsequent to the merger with J.D. Edwards. We believe the decrease in 2002 professional services revenue was primarily attributable to the global economic downturn. Reductions or slowdowns in our license activity during a given quarter may adversely impact our future services revenue, since these revenues typically follow license activity.

      Our ability to maintain or increase maintenance and professional services revenue in the future depends primarily on our ability to increase our installed customer base, renew maintenance agreements, and to maintain or increase the number or size of our professional services engagements globally.

Development and Other Services

      There were no development and other services revenue in 2003. Development and other services revenue recognized in 2002 and 2001 consisted of revenue generated pursuant to a development agreement with Momentum Business Applications, Inc. (“Momentum”). On April 9, 2002, we acquired Momentum, as discussed in further detail in “Business Combinations”. As a result of this acquisition, no development and other services revenue was subsequently generated. Revenue from development and other services decreased by 93% in 2002 from 2001. Cost of development and other services decreased by 93% in 2002 from 2001. We do not expect to have any further “Development and other services” revenue or related costs in the future.

Revenues by Segment

      The Company’s chief operating decision maker is its President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. Revenues from external customers were:

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
North America	$1,652,312	$1,476,527	$1,522,138
International	614,706	464,891	494,236

Segment revenues	2,267,018	1,941,418	2,016,374
Other	—	7,530	102,713

Total revenues	$2,267,018	$1,948,948	$2,119,087

      Total revenues from the North America segment increased by 12% in 2003 from 2002 and decreased by 3% in 2002 from 2001. As a percentage of total segment revenues, revenues from the North America segment were 73% in 2003, 76% in 2002 and 75% in 2001. The 2003 revenues include $193 million from the former J.D. Edwards products and services following the July 18, 2003 acquisition. Without including those revenues, the traditional PeopleSoft revenues in North America declined 1% from the prior year. The dollar decrease in revenues from 2001 to 2002 from the North America segment is due to the global economic downtown in 2002.

      Total revenues from the International segment increased by 32% in 2003 from 2002 and decreased 6% in 2002 from 2001. As a percentage of total segment revenues, revenues from the International segment were 27% in 2003, 24% in 2002 and 25% in 2001. The dollar increase in revenues from 2002 to 2003 resulted primarily from the acquisition of J.D. Edwards. Sales of the former J.D. Edwards products and services accounted for $116.4 million from July 18, 2003, the acquisition date, through December 31, 2003. The dollar decrease in revenues from 2001 to 2002 from the International segment resulted primarily from the global economic downturn in 2002. We do not intend to provide breakouts of revenues attributable to the former J.D. Edwards products and services subsequent to this Annual Report, as management will not be evaluating performance on this basis. In 2004, we expect the distribution of our revenues between segments to remain relatively unchanged.

      In the North America segment, revenues attributable to the United States were $1.5 billion in 2003, $1.4 billion in 2002 and $1.5 billion in 2001. Also, in the North America segment, Canada had revenues which comprised 5% of total revenues in both 2003 and 2002. Revenues in the International segment attributed to the Europe/ Middle-East/ Africa region represented 16% of total revenues in 2003, 14% of total revenues in 2002 and 13% of total revenues in 2001. No other international region had revenues equal to or greater than 10% of total revenues in 2003, 2002 or 2001. Revenues originated in each individual foreign country in the international segment were less than 5% of total revenues during 2003, 2002 and 2001.

Costs and Expenses

Cost of Licenses Fees

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Cost of License Fees	$65,810	$45,142	$61,323
Change from prior year	46%	(26)%	—
Percentage of revenue	3%	2%	3%

      Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party products and technology. Costs of license fees consist principally of royalties, license fees for certain third party software products, amortization of capitalized software and product warranty costs. The 2003 increase of 46% primarily results from $20.1 million in amortization costs for the capitalized software acquired in the J.D. Edwards acquisition and from $6.5 million in the cost of license fees associated with licensing the former J.D. Edwards products. The 26% decrease in costs of license fees in 2002 is primarily a result of a $13.7 million decrease in third party royalty expense resulting from decreased license fee revenue on products where such royalties are calculated and a $8.7 million decrease in product warranty costs resulting from a decline in the number of warranty claims.

Cost of Services

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Cost of services	$801,525	$661,083	$744,163
Change from prior year	21%	(11)%	—
Percentage of revenue	35%	34%	35%

      Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing professional services and support. Cost of services increased by 21% in 2003 as compared to 2002, primarily due to the expansion of the professional services organization arising from the J.D. Edwards acquisition. These cost increases after the J.D. Edwards acquisition are attributed to additional services headcount related compensation and infrastructure costs of $143.5 million and amortization of acquired intangible assets of $21.2 million for maintenance relationships and consulting agreements. Partially offsetting these cost of services increases were lower compensation costs of $16.7 million due to lower headcount and lower travel costs of $4.3 million. Cost of services as a percentage of services revenues was 46% in 2003, 47% in 2002 and 54% in 2001. The decrease in cost of services in 2002 as compared to 2001 was primarily due to a $39.4 million decrease in employee compensation and benefit costs related to decreased incentive compensation expense and headcount reductions, a $12.4 million expense decrease from reduced utilization of outside consultants, and a $10.7 million decrease in service warranty costs resulting from a decline in the number of warranty claims, as well as general expense reductions associated with improved cost management in the consulting organization. If the demand for services from new and existing customers for installation, consulting, maintenance and training services increases over the next several quarters, we anticipate that our cost of services may also increase.

Sales and Marketing Expense

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Sales and marketing	$609,447	$514,800	$513,928
Change from prior year	18%	—	—
Percentage of revenue	27%	26%	24%

      The increase in sales and marketing expense in 2003 is primarily due to the acquisition of J.D. Edwards. These cost increases are attributed to an increase in compensation from the additional J.D. Edwards employees and the associated infrastructure costs of $107.5 million and amortization of intangible assets relating to customer relationships of $6.6 million. In addition, we recorded $5.1 million in advertising costs responding to the Oracle tender offer and related matters in 2003. We can not predict the cost of advertising and related marketing activities that we will incur in 2004 pertaining to the Oracle tender offer. Partially offsetting the increases in sales and marketing expense in 2003 were $7.9 million of lower employee compensation costs resulting from lower headcount and lower license revenue. The increase in sales and marketing expense in 2002 as compared to 2001 was primarily attributable to a $30.2 million increase in salaries due to sales and marketing headcount increases and a $6.4 million increase in travel expense consistent with the increase in headcount, partially offset by a $21.9 million decrease in sales commissions related to decreased license fee revenue and a $14.3 million decrease in marketing programs and advertising due to cost containment measures. Sales and marketing expense may increase in future periods as we increase our sales force and marketing and advertising expenses to improve our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.

Product Development Expense

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Product development expense	$433,011	$341,187	$298,998
Change from prior year	27%	14%	—
Percentage of revenue	19%	18%	14%

      Product development expense consists primarily of costs related to our software developers and the associated infrastructure costs of product development initiatives. The 27% increase in product development expense in 2003 as compared to 2002 was partially due to the acquisition of J.D. Edwards. As a result of the acquisition, we had additional development headcount related compensation and infrastructure costs of $70.8 million and amortization of intangible assets for $5.3 million for acquired patented technology. In addition, we incurred higher compensation costs of $10.4 million and approximately $3.1 million for outsourced development. The increase in product development expense in 2002 as compared to 2001 was related to the decrease in development costs billed to Momentum as developers were redeployed to work on internal development initiatives. In 2003, we capitalized $0.3 million of internal development costs related to the PeopleSoft EnterpriseOne product family. We did not capitalize any internal development costs in 2002 or 2001. We capitalized product development costs acquired through business combinations or purchased from third parties in 2001, 2002 and 2003. Our current focus is to continue to extend our software offerings by delivering enhanced functionality to all three product families and to further develop new applications across both the PeopleSoft Enterprise and PeopleSoft EnterpriseOne application families.

General and Administrative Expense

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
General and administrative expense	$193,511	$117,070	$155,567
Change from prior year	65%	(25)%	—
Percentage of revenue	9%	6%	7%

      General and administrative expense consists primarily of salary and other employee related costs plus outside service costs to perform legal, finance, and human resource functions. In addition, corporate insurance polices are recorded as general and administrative costs. The increase in general and administrative expense for 2003 as compared to 2002 includes $26 million in additional administrative staff and related infrastructure costs resulting from the J.D. Edwards acquisition, legal and investment banker fees of $37.5 million relating to Oracle tender offer, and $5.2 million in integration fees paid to third parties relating to the J.D. Edwards acquisition. In addition, our insurance costs rose $4 million in 2003 as compared to the 2002 costs and our bad debt expense decreased by $6.4 million due to improvements in our accounts receivable aging. It is not possible to predict the amount of money or internal resources that will be required to respond to the Oracle tender offer in 2004. We expect the third party integration costs to decline in 2004 as the integration process is completed. The decrease in general and administrative expense in 2002 as compared to 2001 was primarily attributable to a $12.4 million decrease in the amortization of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002, a $10.5 million decrease in non-product related litigation expense, a $9.5 million decrease in telecommunications costs, a $4.7 million decrease in bad debt expense associated with process improvements related to our accounts receivable collections and general expense reductions associated with improved cost management.

Restructuring, Acquisition and Other Charges

      The following table sets forth the components of “Restructuring, acquisition and other charges”:

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Restructuring charges and adjustments	$32,549	$(1,113)	$(5,064)
Acquired in-process research and development	14,500	11,479	4,900
Other	72	(91)	176

Restructuring, acquisition and other charges	$47,121	$10,275	$12

      Restructuring charges and adjustments of $32.6 million in 2003 are comprised of $19.4 million for the third quarter 2003 restructuring plan relating to the acquisition of J.D. Edwards and $13.2 million in charges relating to the second quarter of 2003 restructuring plan. The acquired in-process research and development charge recorded in 2003 also relates to the acquisition of J.D. Edwards. In connection with the third quarter restructuring plan relating to the acquisition of J.D. Edwards, we approved and initiated plans to restructure our pre-acquisition operations to eliminate certain duplicative activities and reduce our cost structure. The third quarter 2003 restructuring plan includes costs for severance, acquisition related employee retention, costs of vacating duplicate facilities and contract terminations. Approximately 250 employees were terminated under the third quarter 2003 restructuring plan. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. Future cash payments related to these restructuring reserves for employee costs are expected to be made through July 2004. Restructuring charges relating to the second quarter 2003 restructuring plan consisted of employee severance charges, fair value of lease obligations associated with the closure of an office facility and leasehold improvement impairment charges. Approximately 149 employees were terminated under the plan. Terminated individuals receiving payments under this restructuring plan primarily consisted of general and administrative, consulting, and sales and marketing employees. Future cash payments related to these restructuring reserves are expected to be made through October 2005. Management continues its assessment of the ultimate liability that will be incurred as a result of both the third quarter 2003 restructuring plan and the second quarter 2003 restructuring plan. Although management believes the liabilities recorded under these plans are substantially complete, estimated restructuring costs may change as additional information becomes available.

      Restructuring charges and adjustments of $1.1 million and $5.1 million in 2002 and 2001, respectively, consist of favorable adjustments to existing restructuring reserves to reflect then current estimates. Acquired in-process research and development charges of $11.5 million in 2002 were attributable to a $2.8 million charge related to the Annuncio Software, Inc. business combination and a $8.7 million charge related to the acquisition of Momentum. Acquired in-process research and development charges of $4.9 million in 2001 were attributable to a $3 million charge related to an acquisition of assets which was otherwise insignificant to PeopleSoft and a $1.9 million charge related to the acquisition of SkillsVillage, Inc. For additional discussion of the acquired in-process research and development charges see “Business Combinations.”

      In the future, if we consummate business combinations and technology purchases, we may incur additional in-process research and development charges which may impact our results of operations.

Other Income, Net

      The following table sets forth the components of “Other income, net”:

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Interest income	$25,914	$33,110	$42,730
Interest expense	(831)	(2,131)	(3,806)
Gain on sale of equity securities	3,147	—	—
Foreign currency transaction gains (losses) and other, net	(5,988)	(379)	(1,321)

Other income, net	$22,242	$30,600	$37,603

      The decrease in interest income for 2003 as compared to 2002 was due to lower interest rates and lower cash and investment balances. Lower interest rates accounted for approximately $3 million of the decrease while lower cash and investment balances following the J.D. Edwards acquisition accounted for approximately $4 million of the decrease. We spent $350.4 million in cash in late 2003 to reacquire our own common stock and expect to reacquire an additional $200 million in early 2004. Due to these cash purchases, we expect our interest income to decrease in 2004 unless interest rates were to increase significantly. The gain on sale of equity securities in 2003 primarily relates to the sale of an investment in a publicly traded company.

Provision for Income Taxes

      Our provision for income taxes decreased to $52.6 million in 2003 from $100.6 million in 2002 and increased in 2002 from $98 million in 2001. The effective tax rate was 37.9% in 2003, 35.5% in 2002 and 33.8% in 2001. The net deferred tax assets at December 31, 2003 were $100.7 million. The effective tax rate has increased resulting from the impact of international operations and, in 2003, the impact of the JD Edwards nondeductible acquisition related charges. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the realization of the benefit associated with deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from pre-tax earnings generated by future operations, subsequent reversals of deferred tax liabilities and other sources.

Business Combinations

      As a component of our business strategy which includes expanding our product offerings and markets, we may acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. We completed the acquisitions of J.D. Edwards and Momentum during 2003 and 2002, respectively. Also in 2002, we acquired technology from Annuncio Software, Inc. (“Annuncio”). In 2001, we acquired SkillsVillage, Inc. The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date were included in the accompanying consolidated financial statements. Additionally, during the three years ended December 31, 2003, we completed two other acquisitions that were not significant to our financial statements.

J.D. Edwards & Company

      We acquired approximately 85% of the outstanding stock of J.D. Edwards on July 18, 2003, pursuant to an exchange offer and the remaining shares on August 29, 2003, pursuant to a merger. J.D. Edwards’ results have been included in the Company’s results since July 18, 2003, and minority interest in net income has been recorded from July 18, 2003, through August 29, 2003.

      J.D. Edwards was a leading provider of enterprise software as well as related consulting, education and support services. We acquired J.D. Edwards because our Board of Directors believed that doing so would give the Company increased breadth and depth across all products areas, market segments and industry coverage and that J.D. Edwards’ expertise in manufacturing and distribution applications would strengthen our enterprise application suite. In addition, our board determined that J.D. Edwards mid-market focused applications and AS/400 based solutions would be additive to our internet-based enterprise application suite.

      In the exchange offer, holders of J.D. Edwards common stock were entitled to tender their shares for cash or shares of PeopleSoft stock and such holders were entitled to receive cash, stock, or a combination of cash and stock, in each case having a value, on a per share basis of $7.05 plus 0.43 of a share of the Company’s common stock, allocated by prorating cash and shares available in the exchange offer among the elections made by the holders. At the completion of the acquisition, a total of 124,108,566 shares of J.D. Edwards common stock were tendered and accepted for exchange by PeopleSoft.

      We exchanged options to purchase J.D. Edwards common stock held by J.D. Edwards employees with options to purchase PeopleSoft common stock at a rate of 0.43 PeopleSoft share per J.D. Edwards share. Each exchanged PeopleSoft option retained the same vesting characteristics as the J.D. Edwards option it replaced and each J.D. Edwards option holder will receive $7.05 per share upon exercise.

      The aggregate purchase price for the J.D. Edwards acquisition was approximately $2 billion, which consisted of approximately $875 million in cash, $959.6 million in PeopleSoft common stock and options (net of deferred compensation), $95.5 million in restructuring costs (see Note 6, “Restructuring Reserves” of the Notes to Consolidated Financial Statements) and $27.3 million in transaction costs and other incurred liabilities, which primarily consist of fees paid for legal, accounting and financial advisory services. A total of 53,366,059 PeopleSoft shares were issued in the transaction. The value of the PeopleSoft stock issued to J.D. Edwards stockholders was based upon the average of the closing prices of one share of the Company’s common stock for a few days before and after the amended terms of the merger were agreed to and announced, which was $17.22. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	1.90
Expected volatility	0.75
Risk free interest rate	1.86%

      The intrinsic value allocated to the unvested J.D. Edwards options converted into PeopleSoft options in connection with the merger was approximately $6.8 million and has been recorded as deferred compensation in the purchase price allocation. Option holders having options with strike prices of $7.05 per J.D. Edwards’ share or less were given 0.43 shares of PeopleSoft common stock plus $7.05, less the exercise price and any applicable taxes, in order to retire these options. Approximately 5 million of the approximately 8.4 million outstanding options to acquire J.D. Edwards common stock were fully vested.

      In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” we allocated the J.D. Edwards purchase price to the tangible assets, deferred compensation, liabilities and identifiable intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over the estimated fair values of these items was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to our North America segment. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has initially been allocated as follows ($ in thousands):

Current assets	$546,227
Property and equipment	75,790
Capitalized software	226,300
Goodwill	950,993
Intangible assets and other	532,610
Acquired IPR&D	14,500

Total assets acquired	2,346,420
Current liabilities	(186,808)
Short-term deferred revenue	(69,953)
Long-term deferred revenues and other	(5,170)
Long-term deferred income taxes	(127,051)

Total purchase price	$1,957,438

      This purchase price allocation is preliminary and a final determination of any required purchase accounting adjustments will be made once the final analysis of the total purchase cost is completed. The final analysis is primarily pending finalization of estimated involuntary termination and facility related costs.

      None of the goodwill will be deductible for tax purposes.

      In performing this preliminary purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of J.D. Edwards’ products. The estimated fair value of intangible assets was primarily based on the income approach. The royalty savings approach and the cost approach also were utilized in estimating fair values when appropriate. The rates utilized to discount the net cash flows to their present values were based upon our weighted average cost of capital and range from 12% to 14%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets. At December 31, 2003, identifiable intangible assets purchased in the J. D. Edwards acquisition consisted of the following:

	Gross	Accumulated
Identifiable Intangible Assets	Value	Amortization	Useful Life

	($ in thousands)
Capitalized software	$226,300	$20,087	5 years
Patented technology	60,300	5,261	5 years
Customer contracts and related relationships	105,600	6,611	7 years
Maintenance agreements and related relationships	305,500	15,386	8.7 years
Consulting contracts	5,800	5,800	3 months

Balance December 31, 2003	$703,500	$53,145	6.9 years

      The following table is presented to show the 2003 and 2004 incremental impact of the amortization of the identifiable intangible assets acquired in the J.D. Edwards acquisition:

Line on Statements
of Operations	Item	2003 Expense	2004 Expense

		($ in thousands)
Cost of license	Capitalized software	$20,087	$45,260
Product development	Patented technology	5,261	12,060
Sales and Marketing	Customer contracts and related relationships	6,611	15,086
Cost of services	Maintenance agreements and related relationships	15,386	35,271
Cost of services	Consulting contracts	5,800	0

	Total	$53,145	$107,677

      In-process research and development of $14.5 million was expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. Four in-process research and development projects were identified relating to the EnterpriseOne product family (formerly J.D. Edwards 5). Two of the projects relate to enterprise resource planning software and have a value of approximately $8.9 million. The third project relates to customer relationship management software and has a value of approximately $3.2 million. The fourth project relates to technology designed to enhance the functionality of enterprise resource planning software and has a value of approximately $2.4 million. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 25% was deemed appropriate for valuing in-process research and development projects. At the date of acquisition, the products under development were approximately 40% complete, and were still in-process at December 31, 2003.

Annuncio Software, Inc.

      In January 2002, we purchased the intellectual property and certain assets of Annuncio, a privately held company, for $25 million in cash. The transaction was treated as an acquisition of a business and was accounted for using the purchase method of accounting. The intellectual property of Annuncio consists of marketing automation software solutions for email and web-based customer interactions.

      We allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.7 million to the following intangible assets: $16.6 million to goodwill, $3.2 million to capitalized software, $2.8 million to in-process research and development, $1.5 million to non-compete agreements, $1 million to customer relationships and $0.6 million to other intangible assets. Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations, because the purchased research and development had no alternative uses, had not reached technological feasibility, and had a reasonably estimable fair value. The in-process research and development related to additional functionality for Annuncio’s marketing automation software products.

      In performing the purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Annuncio’s products. The projected incremental cash flows were discounted to their present value using discount rates of 14% and 25% for developed and in-process technology. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risks associated with achieving anticipated sales related to the technology and assets acquired from Annuncio. Risks we identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

Momentum Business Applications, Inc.

      On January 29, 2002, we exercised an option to purchase all the outstanding Class A Common Stock of Momentum for $90 million in cash. The transaction closed in April 2002 and was accounted for using the purchase method of accounting. Prior to the acquisition, we conducted product development and related activities on behalf of Momentum under a development arrangement.

      We allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.2 million to the following assets and liabilities: $63.1 million to deferred tax assets, $29.5 million to capitalized software, $8.7 million to in-process research and development and $11.1 million to deferred tax liabilities. Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses, had not reached technological feasibility and had a reasonably estimable fair value. Fourteen in-process research and development projects were identified. Five projects related to Human Capital Management application suites and accounted for 63% of the amount allocated to in-process research and development. A portal application project accounted for 23% of the amount allocated to in-process research and development. Various other projects accounted for the remaining 14% allocated to in-process research and development. The in process projects were completed prior to December 31, 2003.

      In performing the purchase price allocation, we considered, among other factors, our intention for future use of the acquired assets, analyses of historical financial performance, estimates of future performance of Momentum’s products, and an analysis of future royalty payments payable to Momentum by us. An estimation of the future royalty payments that we would not be required to pay as a result of the acquisition was the primary basis for the valuation analysis. The after-tax royalty savings was discounted to its present value using discount rates of 12% and 20% for developed and in-process technology, respectively. These discount rates were determined after consideration of our rate of return on debt capital and equity, the weighted average return on invested capital and the risks associated with achieving anticipated sales related to the technology acquired from Momentum. Risks we identified and considered included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets.

SkillsVillage, Inc.

      On May 31, 2001, we acquired the assets and assumed liabilities of SkillsVillage, through a business combination accounted for under the purchase method of accounting. The assets acquired included technology to automate the procurement and management of contract services. The aggregate purchase price of $31.5 million included the issuance of 398,029 shares of common stock with a fair value of $16.1 million, the issuance of options to SkillsVillage employees to purchase common stock with a fair value of $2.2 million and cash payments of $13.2 million. Terms of the business combination called for $2.4 million in cash and shares of common stock to be placed into escrow for a period of 12 months to satisfy certain liabilities or claims. When the term of the escrow elapsed, in May 2002, escrow amounts of $2.2 million were accounted for as additional purchase price and distributed to former SkillsVillage shareholders. The remaining amounts in escrow were returned to the Company.

      We allocated the excess purchase price over the fair value of the net tangible assets acquired of $2.3 million to the following intangible assets: $21.7 million to goodwill, $4.8 million to completed products and technology, $1.9 million to in-process research and development, and $0.8 million to assembled workforce. As of the acquisition date, the technological feasibility of the in-process technology had not been established, it had no alternative future uses and it had a reasonably estimable fair value. As such, we expensed the $1.9 million in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized based on an estimated useful life of four years.

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

      Our significant accounting policies are described in Note 1, “The Company and Significant Accounting Policies” of the Notes to Consolidated Financial Statements. We believe policies and estimates related to revenue recognition, business combinations, capitalized software, allowance for doubtful accounts, product and service warranty reserve, deferred tax asset valuation allowance and impairment of goodwill and long-lived assets represent our critical accounting policies and estimates. Future results may differ from our estimates under different assumptions or conditions.

Revenue Recognition

      We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” and other authoritative accounting literature. We derive revenues from the following sources: license fees, maintenance fees and professional services.

      License Fee Revenue. For software license agreements that do not require significant modifications or customization of the software, we recognize software license revenue when all of the following are met:

•	Persuasive Evidence of an Arrangement Exists. It is our practice to require a contract signed by both the customer and PeopleSoft, or a purchase order from those customers that have previously negotiated an end user license arrangement.

•	Delivery Has Occurred. We deliver software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. Physical delivery terms are generally FOB shipping point. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to their software. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on our history, the likelihood of non-acceptance in these situations is remote, and we recognize revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed or determinable when payment terms are within 120 days of contract execution date. For contracts with payment terms beyond 120 days, license revenue is generally recognized as payment becomes due and payable, assuming all other revenue recognition criteria have been met. We recognize revenue for delivered elements only when the fair value of the undelivered elements is known, uncertainties regarding customer acceptance are resolved, and there are no refund, cancellation, or return rights affecting the revenue recognized for delivered elements. Determination of the fee’s fixed or determinable nature is unaffected by the Customer Assurance Program (see “Customer Assurance Program” below for further discussion).

•	Collectibility is Probable. Customers must meet collectibility requirements pursuant to our credit policy. We perform a collectibility assessment for each transaction. For contracts that do not meet our collectibility criteria, revenue is recognized when cash is received.

      Our software license agreements generally include multiple products and services, or “elements.” We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established.

      Consulting services, which are normally sold on a standalone basis, do not generally involve significant modification or customization of the licensed software, and will be accounted for under the residual method. In rare instances where consulting services do involve significant modification or customization as an element of the software license agreement, we account for the license revenue under SOP 81-1.

      Maintenance Revenue. Generally, maintenance is initially sold as an element of a license arrangement, with subsequent annual renewal. Maintenance revenue is recognized ratably over the term of the maintenance period, which typically is one year.

      Professional Services Revenue. Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total expected costs of completing the contract derived from historical experience with similar contracts. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer.

Customer Assurance Program

      In response to Oracle’s public statements about its intent to discontinue PeopleSoft’s products, and to minimize a potential loss of business during Oracle’s offer to purchase all outstanding shares of PeopleSoft common stock (the “Oracle Offer”), PeopleSoft implemented a customer assurance program. The customer assurance program incorporates a contingent change in control provision in PeopleSoft’s standard perpetual licensing arrangement. That provision provides customers who purchase application licenses with financial protection in certain circumstances, as described below. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees. The multiple increases as the arrangement fees increase.

      PeopleSoft implemented the initial version of the customer assurance program in June 2003, and has used four different versions of the program. Under all versions of the customer assurance program, customers retain rights to the licensed products whether or not the customer assurance program’s payments are triggered. No customer is entitled to a refund of arrangement fees previously paid under the customer’s contract with PeopleSoft, but the customer would be entitled to a payment under the customer assurance program if all of the conditions stated below for the respective versions are met.

      The customer assurance program has no current financial statement impact on PeopleSoft. A contingent liability may be recognized in the financial statements of PeopleSoft or its acquirer upon or after the consummation of a transaction that satisfies the acquisition criteria set forth in the specific terms of the applicable version of the customer assurance program, and if the amounts due were probable and reasonably estimable. However, the determination of the timing of recognition and amount of any such contingent liability would be dependent upon the acquirer’s plans, assumptions and estimations. The terms of the customer assurance program require an acquisition by an entity other than PeopleSoft; therefore no action taken unilaterally by PeopleSoft would, by itself, result in the recognition of a contingent liability.

      The table below sets forth for each version of the customer assurance program the dates during which such version was implemented in customer contracts and the potential maximum payments, as of December 31, 2003, under the contracts containing language from each such version. Following the table is a description of the material terms of each version of the program. With respect to each version, some variations exist in the specific language used in contracts, but such language generally incorporates the material terms of the applicable version, as described below. As of December 31, 2003, the aggregate maximum potential amount of future liability under the customer assurance program was approximately $1.56 billion.

Amount of Maximum
Version	Dates Offered to Customers*	Potential Liability

Version One	6/03/2003 to 9/12/2003	$669.9 million
Version Two	9/12/2003 to 9/30/2003	$170.2 million
Version Three	9/30/2003 to 11/7/2003	$39.5 million
Version Four	11/18/2003 to present	$680.5 million

	Total Amount of Maximum Potential Liability:	$1.56 billion

*	Some contracts originally submitted to customers prior to these end dates were executed following such dates.

Version One

      Generally under Version One, a payment will be paid provided that the following events occur:

•	within one year from the contract effective date, an entity acquires or merges with PeopleSoft, and PeopleSoft is not the surviving entity, and

•	within two years from the contract effective date, the acquiring company;

—	announces its intention to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies,

—	announces its intention to discontinue licensing PeopleSoft’s products to new customers, or

—	announces its intention to not provide updates or new releases for supportable products; and

•	the customer requests the payment in writing before December 31, 2005, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and has timely paid all amounts owed under the customer’s agreement with PeopleSoft.

Version Two

      Generally under Version Two, a payment will be paid provided that the following events occur:

•	within two years from the contract effective date, PeopleSoft is acquired by an entity not owned or controlled by or under the control of PeopleSoft, and

•	within four years from the contract effective date, the acquiring company announces its intention:

—	to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies or materially reduces the level of support services from the level provided by PeopleSoft prior to the acquisition, or

—	to discontinue licensing PeopleSoft’s products to new customers or certain existing customers, or

—	to reduce, or materially reduces, the amount of money spent to develop updates for the supportable modules or provide support services below the level spent by PeopleSoft in the 12 months preceding the acquisition, or

—	to delay, or delays, the timing of release of updates or new releases for the products or to reduce the extent and quality of such updates and new releases, compared to the timing, extent and quality of updates and new releases delivered in the release cycle prior to the acquisition, or

—	to reduce or limit, or reduces or limits, the ability of the supportable modules to integrate or operate with third party products such as databases, software, products, and technologies; and

•	the customer requests the payment in writing by June 30, 2008, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and no amounts are owed under the customer’s agreement with PeopleSoft.

      For purposes of Version Two, the term “acquired” means (a) any person becomes the direct or indirect owner of more than 51% of PeopleSoft’s outstanding stock, (b) there is a change in the composition of the board of directors during a two-year period, such that less than a majority of the directors are either directors who were directors as of the date of the applicable contract or who were elected or nominated by a majority of incumbent directors, (c) the consummation of a merger of PeopleSoft unless stockholders prior to the merger hold at least 55% of the stock of the combined company, or (d) the sale of all or substantially all of PeopleSoft’s assets.

      PeopleSoft entered into contracts containing the terms of Version Two with 175 customers. Subsequent to entering into these contracts, PeopleSoft sent approximately 144 of the customers a letter clarifying that PeopleSoft would not be deemed acquired under the terms of Version Two as a result of a board composition change unless PeopleSoft were acquired after such change. PeopleSoft did not send such a letter to approximately 31 of such customers.

      Oracle has asserted that under Version Two of the customer assurance program a customer potentially could assert that a change in a majority of PeopleSoft’s board of directors, as described in Version Two (a “board composition change”), would, by itself, constitute an acquisition of PeopleSoft as that term is used in Version Two. Based upon all of the language of Version Two, PeopleSoft does not believe that such an interpretation is correct. However, if a board composition change were to occur prior to the expiration of Version Two, and if customers were to assert successfully that such board composition change, by itself, constituted an acquisition of PeopleSoft under Version Two, and if an entity not owned or controlled by or under the control of PeopleSoft (the acquiring entity) were to announce its intention to discontinue, reduce, delay or limit products or services as specified under the terms of Version Two, PeopleSoft could have a maximum potential liability of approximately $170.2 million. If there were a contested election of directors, stockholders of PeopleSoft should be aware of that possibility when electing directors of PeopleSoft who are not nominated by PeopleSoft’s current board of directors, despite PeopleSoft’s belief that this interpretation of Version Two is incorrect. On February 26, 2004, Oracle announced that it was withdrawing its director nominations and stockholders proposals for the PeopleSoft 2004 Annual Meeting of Stockholders which, if all of Oracle’s director nominees were elected and its stockholder proposals were passed, would have caused a board composition change.

      If a board composition change were to occur, it is possible that the newly elected board might refrain from taking certain actions it might otherwise decide to take relating to products and services, if it believed that such actions could be deemed to be taken by an acquiring entity and could trigger the product support, update and related criteria under the terms of Version Two and result in a potential liability to PeopleSoft. However, given PeopleSoft’s overall commitment to developing and supporting its products and services, which is essential to the continuing vitality of PeopleSoft’s business, PeopleSoft believes that it is unlikely that a newly elected board would take such actions in any event or that PeopleSoft would incur such liability.

      If an entity not owned or controlled by or under the control of PeopleSoft acquires a majority of PeopleSoft’s common stock and PeopleSoft remains a stand-alone entity continuing to publish its own standalone financial statements, it is possible that, under the terms of Version Two, a customer could assert that PeopleSoft would be obligated to make payments upon the occurrence of one of the required product or service support events described above.

Version Three

      The terms of Version Three are virtually identical to Version Two, except that language was added to clarify that a change in the composition of the board by itself is not sufficient to be deemed an acquisition of PeopleSoft under the terms of the customer assurance program — there has to be both a change in the board and PeopleSoft has to be acquired. Version Three also changed from “money spent” to “resources allocated” the criteria to determine reduction of support for updates and services.

Version Four

      Generally under Version Four, a payment will be paid provided that the following events occur:

•	within two years from the contract effective date, PeopleSoft is acquired by an entity not owned or controlled by or under the control of PeopleSoft, and

•	within four years from the contract effective date, the company that results from an acquisition:

—	discontinues or materially reduces support services before the end of the normal support term as defined by PeopleSoft’s standard policies, or

—	discontinues licensing PeopleSoft’s products to new or existing customers, or

—	discontinues providing updates for the supportable modules; provided that licensing for specific products may be discontinued and updates do not have to be provided if that product does not operate substantially as warranted or third party technology required for the operation of the product is no longer commercially available; and

•	the customer requests the payment in writing by June 30, 2008, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and no amounts are owed under the customer’s agreement with PeopleSoft.

      For purposes of Version Four, the term “acquired” generally is identical to Versions Two and Three except there is no provision regarding a change in the composition of the board of directors.

      The Company is currently making the terms of Version Four of the customer assurance program available until the earlier of the date that Oracle terminates its tender offer or March 31, 2004.

      The Board believes that the customer assurance program gives new and existing customers assurance that their investments in PeopleSoft products and services will be protected. This is reflected in customers’ continued purchases of products and services from PeopleSoft and, the Board believes ultimately preserves and enhances stockholder value. The Board also believes that the customer assurance program, and its beneficial effects on PeopleSoft’s ability to sell to new and existing customers, may increase the amount of consideration that a potential acquirer would be willing to pay for PeopleSoft. Nevertheless, it is possible that a potential acquirer of PeopleSoft would intend to discontinue, reduce, delay or limit products or services of PeopleSoft in a manner that would trigger payments under the customer assurance program or incur additional costs in continuing such products and services in order to avoid making such payments, and such costs might limit the total amount of consideration that the potential acquirer would be willing to pay for PeopleSoft.

Business Combinations

      We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

      Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and patents; expected costs to develop the in process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumption, estimates or other actual results.

      Other estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, change in control payments, costs of vacating duplicate facilities, and contract termination costs. During 2003, restructuring costs were primarily incurred as a result of the acquisition of J.D. Edwards. Restructuring costs associated with pre-acquisition activities of J.D. Edwards have been accounted for under Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Other restructuring costs associated with activities of PeopleSoft are accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) or Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” (“SFAS 112”) and are recorded as a charge to the results of operations in

“Restructuring, acquisition and other charges.” Restructuring costs are based upon plans that have been committed to by management and are subject to refinement. To estimate restructuring costs accounted for under EITF 95-3, management utilized assumptions of the number of employees that will either voluntarily or involuntarily terminate employment with PeopleSoft and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring costs may change as additional information becomes available regarding the assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations and executes the approved plan. Decreases to the estimates of executing the currently approved plans accounted for under EITF 95-3 will be recorded as an adjustment to goodwill while increases to the estimates will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes to currently approved plans accounted for under SFAS 146 or SFAS 112 will be recorded in our results of operations as an adjustment to “Restructuring, acquisition and other charges.”

      Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.

Capitalized Software

      We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize material amounts of development costs in 2003 or 2002, other than product development costs acquired through business combinations or purchased from third parties. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

      We evaluate the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross revenues were to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on its receivables. Individual overdue accounts are reviewed, and allowance adjustments are recorded when determined necessary to state receivables at realizable value. Additionally, we judge the overall adequacy of the allowance for doubtful accounts by considering multiple factors including the aging of our receivables, historical bad debt experience, and the general economic environment. The key factor is the aging of our receivables, and the improvement or degradation of the age of our receivables is the factor which will drive either a decrease or an increase to the allowance. A considerable amount of judgment is required when we assess the realization of our receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. Once all collection efforts are exhausted, the receivable is written-off against the balance in the allowance for doubtful accounts.

Product and Service Warranty Reserve

      We provide for the estimated cost of product and service warranties based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. If existing claims are settled for amounts which differ from our estimates, or if the estimated monetary value of the warranty claims were to increase or decrease, revisions to the estimated warranty liability may be required and the warranty expense could change from current levels.

Deferred Tax Asset Valuation Allowance

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that based upon all the available positive and negative evidence, it is not likely that we will realize the benefit of a deferred tax asset in the future, we establish a valuation allowance. We consider our potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments may be required in the future if we determine that the amount of deferred tax assets to be realized is greater or less than the amount we have recorded. Our valuation allowance relates mainly to established allowances on net operating losses incurred in certain foreign jurisdictions as well as on operating loss carryforwards and other tax benefits relating to various jurisdictions of certain acquired companies.

Impairment of Goodwill and Long-Lived Assets

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We selected the third quarter to perform our annual goodwill impairment testing. We determined that our reporting units are equivalent to our operating segments for the purposes of completing our SFAS 142 impairment test based upon the similar economic characteristics of each of the components that make up our operating segments (see Note 15, “Segment and Geographic Areas” of the Notes to Consolidated Financial Statements). For purposes of performing our impairment test, we allocated tangible and intangible assets and liabilities to each reporting unit based upon the location in which the asset or liability was initially recorded and would ultimately be assigned to in the event of a purchase transaction. We determined that the carrying amount of goodwill was not impaired in either 2003 or 2002. Our impairment analysis was based upon the fair value assigned to each reporting unit. In estimating the fair value of the individual reporting units, we considered the enterprise fair value based upon the average closing price of the Company’s common stock from July 17, 2003 to July 31, 2003.

      We account for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We do not believe there were any circumstances which indicated that the carrying value of an asset may not be recoverable.

Newly Adopted and Recently Issued Accounting Standards

SFAS 143

      We adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) in 2003, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. In order to adopt SFAS 143, we were required to make estimates of the ultimate liability required to vacate facilities leased by PeopleSoft under operating leases. These estimates were based upon PeopleSoft’s historical experience of vacating similar facilities and may not be indicative of actual costs that will be incurred to vacate facilities currently leased by PeopleSoft. The adoption of SFAS 143 did not have a material effect on our financial position, results of operations or cash flows.

FIN 45

      On January 1, 2003, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements, effective for the year ended December 31, 2002, expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of FIN 45 did not have a material effect on our financial position, results of operations or cash flows.

SFAS 146

      On January 1, 2003, we adopted SFAS 146. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 has resulted in the Company recognizing the cost of certain restructuring activities over a period of time rather than in one reporting period. See our critical accounting policy on business combinations for further discussion.

     FIN 46

      In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46 had no effect on our consolidated financial position, results of operations or cash flows.

     SFAS 150

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable noncontrolling interests. The adoption of SFAS 150 had no effect on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

      We generate cash from licensing our software and providing professional services. In addition, we generate cash through maintenance resubscriptions where customers generally pay us at the beginning of the contract term. Our days sales outstanding during 2003 ranged from 57 to 61 days, meaning that was the average number of days that passed before we were paid by our customers following the delivery of our software or the rendering of services. We primarily use cash to pay our employees’ salaries, commissions, and benefits, pay landlords to lease office space, procure insurance, pay taxes and pay vendors for services and supplies. In addition, we use cash to procure capital assets to support the business. These assets are typically information technology hardware. At December 31, 2003, we did not have any debt and we do not have any present intention to pay cash dividends on our capital stock. On January 12, 2004, we announced our intention to acquire an additional $200 million of common stock. We intend to hold all shares repurchased pursuant to the stock repurchase program as treasury stock. We intend to fund all share repurchases from cash surplus and general corporate funds generated from operations. We believe that the combination of our cash and cash equivalents and short-term investment balances and currently anticipated cash flow from operations will be sufficient to satisfy our cash requirements, at least through the next twelve months.

      The table shown below presents our liquidity position at the end of 2003 and for the prior year:

	Years Ended
	December 31,

	2003	2002

	($ in millions)
Cash and cash equivalents	$439.4	$319.3
Short-term investments and restricted cash(1)	$961.9	$1,588.2

Total	$1,401.3	$1,907.5
Working capital	$803.5	$1,551.8

(1)	Short-term investments and restricted cash principally include interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities.

      As of December 31, 2003, our cash, cash equivalents and short-term investments decreased by $506.2 million as compared to December 31, 2002. This reduction was not due to operations, as our operations generated $397.4 million during the year, but rather resulted from cash expended in large transactions such as the acquisition of J.D. Edwards, which required $519.9 million in cash. In addition, we used $350.4 million in cash repurchasing our own common stock in connection with a stock repurchase program. Finally, in 2003, we exercised options under synthetic lease agreements totaling $175 million to purchase certain of our headquarters facilities in Pleasanton, California.

      We generated strong cash flows from operations of $397.4 million in 2003, $389.1 million in 2002 and $467 million in 2001. The principle source of our cash generated from operating activities comes from earnings adjusted for depreciation and amortization.

      We historically have used cash in investing activities. Surplus cash has generally been used to purchase short-term investments, although in 2003 we liquidated some of our short-term investments to fund the cash portion of the purchase price of J.D. Edwards. Cash expended for acquisitions, net of cash acquired was $519.9 million in 2003, $120.9 million in 2002 and $26.4 million in 2001. We purchased property and equipment of $250.4 million in 2003, $93.3 million in 2002 and $92 million in 2001. Besides the typical information technology purchases, as mentioned above, we spent $175 million in 2003 to purchase certain of our headquarters facilities in Pleasanton, California which we had been leasing under synthetic leases. We assumed leases on four office buildings in Denver as a result of our acquisition of J.D. Edwards, which are under synthetic leases that we have accounted for as operating leases. Those leases terminate between April and November of 2004. We are currently considering alternatives including a refinancing of the existing arrangement or purchasing the facilities, which total $121.2 million. In 2003 and 2002, we also spent

$22.6 million and $18 million, respectively related to the construction of an office building in Pleasanton, California.

      The principal source of cash generated from financing activities relates to the exercise of stock options by our employees and the issuance of our stock under the employee stock purchase program. The transactions generated cash of $121.9 million in 2003, $115.7 million in 2002 and $269.2 million in 2001. The principal use of cash relating to financing activities is the repurchase of $350.4 million of our common stock in 2003 under a repurchase program approved by our Board of Directors. We retired debt of $57 million in 2002 and $10.5 million in 2001. We had no debt in 2003.

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods ($ in millions).

			Payments Due
			by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases(a)	$240.0	$70.6	$84.2	$49.5	$35.7
Purchase obligations	43.1	22.7	15.9	4.5	—

Total	$283.1	$93.3	$100.1	$54.0	$35.7

(a)	Under certain office facility leases in Denver, Colorado, we are required to maintain compliance with certain financial covenants including quick ratio, leverage ratio, adjusted leverage ratio, debt service coverage ratio and a profitability analysis. At December 31, 2003, we were in compliance with these covenants.

Commercial Commitments

     Synthetic Leases

      We assumed leases on four office buildings in Denver, Colorado (the “Denver Campus”) as a result of the acquisition of J.D. Edwards. The Denver Campus was constructed on land originally owned by J.D. Edwards and is leased under operating leases, which commenced in 1997 and 1998. We have three six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided financing of $121.2 million for the purchase and construction costs of the buildings through a combination of debt and equity. The lease payments equal the amount of interest which accrues on the amount financed. We also have an option to refinance or purchase the leased properties at our sole discretion during the term of the lease for approximately $121.2 million. In the event that we do not exercise our option to refinance or purchase the leased properties, we must guarantee the residual value of each building up to approximately 85% of the bank financing of $121.2 million. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any financial obligations under the leases. We have evaluated the fair value of the Denver Campus and determined that as of the date of this Report, it is not probable that the value of the property at the end of the lease term will be less than the residual value guaranteed by us. The leases terminate between April and November of 2004. We are currently considering alternatives that include a refinancing of the existing arrangement or a cash purchase.

      We can elect to reduce the interest rate used to calculate lease expense by collateralizing the Denver Campus financing arrangements with investments. At December 31, 2003, investments totaling $123.5 million were designated as collateral for these leases. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At December 31, 2003, funds used as collateral in the amount of $88.1 million were available for withdrawal. At December 31, 2003, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

OR THE MARKET PRICE OF OUR STOCK

      This Annual Report contains descriptions of our expectations regarding future trends affecting our business and other forward-looking statements all of which are subject to risks and uncertainties. Use of the future tense and words such as “anticipate,” “believe,” “estimate,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft, Inc. are intended to identify such forward-looking statements. The forward-looking statements made in this Annual Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results in particular are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. We undertake no obligation to update the information contained in this Annual Report.

      We operate in a dynamic and rapidly changing environment and industry that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and the other parts of the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

We may not successfully complete the integration of J.D. Edwards’ business operations into ours. In addition, we may not achieve the anticipated benefits of the merger, which could adversely affect the price of our common stock.

      We completed the merger with J.D. Edwards on August 29, 2003, with the expectation that the acquisition would result in benefits to the combined company. However, these expected benefits may not be fully realized. The integration of both companies is in progress and a combined product roadmap has been defined. In connection therewith, in December 2003, we commenced delivery of integrated products. The remaining work related to integrating the two companies’ operations may be difficult, time consuming and costly, particularly in light of the technical and complex nature of each company’s products. The combined company must successfully complete its integration of, among other things, certain product and service offerings, product development, sales and marketing, administrative and customer service functions, and business information systems. In addition, we must retain the key management, key employees, customers, distributors, vendors and other business partners of both companies in order to achieve certain desired synergies. It is possible that these integration efforts will not be completed as efficiently or successfully as planned or will distract management from the operations of the combined company’s business.

      The primary J.D. Edwards integration challenges that we believe remain include the following:

•	successfully providing key integration applications between J.D. Edwards’ and PeopleSoft’s products, coordinating software development operations in an efficient manner to ensure timely development of product, and timely release of future products to market;

•	demonstrating to our existing and potential customers that the business combination will not result in adverse changes in customer service standards or business focus;

•	obtaining any remaining required consents of suppliers, distributors, system integrators, customers, licensors, facility owners and other business partners in connection with the merger;

•	retaining key alliances on attractive terms with partners and suppliers;

•	coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company, cross selling products, and successfully managing the combined sales force;

•	consolidating all the business data systems of the combined company to a fully operational coordinated system, including implementing and testing the systems, and training employees in the use of the systems;

•	managing an increased number of employees over large geographic distances;

•	creating and effectively implementing uniform standards, controls, procedures, and policies; and

•	retaining and recruiting key personnel.

      We believe the execution of these post-merger integration and other activities involve considerable risks and may not be successful or proceed as anticipated. These risks include:

•	the failure to realize the anticipated synergies from our combination with J.D. Edwards;

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	potential delays related to integration of the business data systems, operations, technology and other components of the two companies;

•	impairing relationships with suppliers, customers and business partners as a result of any integration of new management personnel and systems;

•	the inability to successfully manage the substantially larger and geographically diverse organization;

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs, employee retention costs, and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with J.D. Edwards, the merger and the combined operations of the two companies.

      The combined company may not successfully complete the integration of the operations of PeopleSoft and J.D. Edwards in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the merger to the extent, or in the timeframe, anticipated, which could significantly harm our business and have a material adverse effect on the combined company.

Charges to earnings resulting from the acquisition of J.D. Edwards including the application of the purchase method of accounting, and restructuring and integration costs, may materially adversely affect the market value and trading price of our common stock.

      In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisition of J.D. Edwards using the purchase method of accounting. Accordingly, we have allocated the total purchase price to J.D. Edwards’ net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be inaccurate, and unanticipated events and circumstances may occur, which may adversely affect future financial results. In the future, our financial results, including earnings per share, could be adversely affected by adjustments related to the purchase accounting, including the following:

•	The value of goodwill may become impaired and we may be required to incur material charges relating to its impairment.

•	Deferred revenues on J.D. Edwards’ balance sheet at the closing of the merger, which predominately represented maintenance revenue, was reduced to fair value in our balance sheet. The impact of this fair value reduction will continue to reduce the amount of deferred maintenance revenue available to be recognized into earnings as a result of the J.D. Edwards acquisition for the remaining term of the related maintenance contracts.

•	We will incur charges to income to eliminate certain PeopleSoft pre-acquisition activities that are duplicative in nature with the assumed J.D. Edwards activities or to reduce cost structure.

      We expect to continue to incur additional costs associated with combining the operations of the two companies, which may be substantial. Additional costs that may be incurred relate to employee redeployment or relocation, accelerated amortization of deferred equity compensation and severance payments, employee retention which could include salary increases or bonuses, reorganization or closure of facilities, relocation and disposition of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We expect to account for these costs as expenses that may decrease our net income for the periods in which those adjustments are made.

      These costs may adversely impact earnings, which may result in a material adverse effect on the market value and trading price of our common stock.

Oracle Corporation’s tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect the Company’s operations and results.

      On June 6, 2003, Oracle announced that it intended to commence a cash tender offer, referred to as the Oracle tender offer, to purchase all of our outstanding common stock. Oracle has extended the offering period several times. On February 4, 2004, Oracle raised its offer to $26 per PeopleSoft share. The Oracle tender offer currently expires June 25, 2004. We believe that the Oracle tender offer raises significant antitrust concerns that have resulted in a lengthy regulatory review process and have resulted in litigation which could be protracted. On February 26, 2004, the United States Department of Justice, joined by the states of Texas, Hawaii, Maryland, Massachusetts, Minnesota, New York and North Dakota, filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The plaintiffs allege that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. In addition, antitrust investigations by the European Commission and numerous other state attorneys general are ongoing. The delay and uncertainty associated with the continued regulatory review and the uncertainty regarding the outcome of the Oracle tender offer has caused us significant business disruption and damages, and may continue to disrupt and damage our business which could result in a material adverse effect on our financial condition and operating results.

      Oracle’s initial public statements were widely interpreted to reflect its intent to discontinue the development, sale and support of PeopleSoft products if the Oracle tender offer were to be successful. We believe the statements and perceptions have adversely impacted and may continue to adversely impact our ability to attract new customers and have caused and could continue to cause potential or current customers to defer purchases or to cancel existing orders. Oracle’s later statements that it would continue to sell to existing customers and to support PeopleSoft products for some time have resulted in additional confusion and uncertainty for our customers and prospective customers. Moreover, as a result of the Oracle tender offer, certain of our suppliers, distributors, and other business partners may seek to change or terminate their relationships with us. These actions may adversely affect our financial condition and results of operations.

      Additionally, as a consequence of the uncertainty surrounding our future, our key employees may seek other employment opportunities. Moreover, our ability to attract and retain key management, sales, marketing and technical personnel could be harmed. If key employees leave as a result of the Oracle tender offer, or if we are unable to attract or retain qualified personnel, there could be a material adverse effect on our business and results of operations.

      Responding to the Oracle tender offer has been, and may continue to be, a major distraction for our management and employees and has required and will continue to require us to incur significant costs which could impact spending on other initiatives. Management and employee distraction related to the Oracle tender offer also may adversely impact our ability to successfully conduct our business and complete the integration of J.D. Edwards with PeopleSoft, which could adversely affect our business and results of operations as described above.

Litigation related to the J.D. Edwards merger and the Oracle tender offer may result in significant monetary damages or may otherwise negatively impact our business and results of operation.

      At least fourteen stockholder lawsuits have been filed in Delaware and California state courts against PeopleSoft and certain of our directors and officers alleging breaches of fiduciary duties in connection with the

Oracle tender offer. The California stockholder lawsuits have been stayed pending resolution of the Delaware matters. On June 18, 2003, Oracle filed a lawsuit against PeopleSoft, the members of our board and J.D. Edwards in the Delaware Chancery Court. The lawsuit alleges breaches of fiduciary duties against PeopleSoft’s board of directors and seeks to enjoin us from continuing to use our Customer Assurance Program and seeks rescission of the J.D. Edwards merger. Fluctuation in the price of PeopleSoft common stock may also expose the Company to the risk of securities class-action lawsuits. Any conclusion of such litigation in a manner adverse to PeopleSoft could have a material adverse effect on the combined company’s business, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, will be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm our ability to compete in the marketplace. For a more detailed description of the litigation related to the merger and the Oracle tender offer, see the discussions under Part I, Item 3, “Legal Proceedings” and Note 7, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of PeopleSoft or limit the price investors might be willing to pay for our stock.

      Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make it more difficult to successfully complete a merger, tender offer or proxy contest involving us. These provisions include adoption of a Preferred Shares Rights Agreement (“Rights Agreement”), commonly known as a “poison pill” and provisions in our Certificate of Incorporation give our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control.

      One of the conditions of the Oracle tender offer is the removal or amendment of our Rights Agreement such that Oracle’s acquisition of PeopleSoft stock would not trigger the provisions of the Rights Agreement. To date, our board of directors has not agreed to such removal or amendment. We currently are involved in litigation with Oracle and other purported PeopleSoft stockholders in which the plaintiffs seek to cause us to redeem the Rights issuable under the Rights Agreement or to render the Rights Agreement inapplicable to the proposed acquisition of PeopleSoft by Oracle.

      In addition, certain provisions of the Delaware General Corporation Law, the DGCL, including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of PeopleSoft. In its current litigation, Oracle also seeks to enjoin our board from taking any action to enforce Section 203 of the DGCL.

      The above factors may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of PeopleSoft, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock. We can give no assurances as to the ultimate outcome of the litigation seeking to invalidate or enjoin the action of our takeover defenses or provisions of Delaware law, as described above.

Our stock price may remain volatile.

      The trading price of our common stock has fluctuated significantly in the past. Changes in our business, operations or prospects, ongoing market assessments of the benefits of the J.D. Edwards merger and the industry in which we compete, regulatory considerations, general market and economic conditions, or other factors may affect the price of our common stock. Many of these factors are beyond our control. We believe the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations in response to such factors, including:

•	the impact of the pending unsolicited Oracle tender offer (discussed in the preceding risk factors) or any other proposed acquisition of us;

•	actual or anticipated fluctuations in revenues or operating results, including revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	announcements of technological innovations by us or our competitors;

•	introduction and success of new products or significant customer wins or losses by us or our competitors;

•	developments (including infringement claims or other matters which could result in costly litigation) with respect to our intellectual property rights, including patents, or those of our competitors;

•	changes in recommendations or financial estimates by securities analysts;

•	fluctuations in demand for our products, which may depend on, among other things, potential uncertainty regarding the success of the J.D. Edwards merger and the operations of the combined company, our customer assurance program, the acceptance of our products in the marketplace and the general level of spending in the software industry;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and other means;

•	changes in management;

•	proposed and completed acquisitions or other significant transactions by us or our competitors;

•	the mix of products and services sold by us;

•	the timing of significant orders received by us;

•	conditions and trends in the software industry, or consolidation within the technology industry that may impact our customers, partners, suppliers or competitors;

•	adoption of new accounting standards, including those affecting the software industry;

•	acts of war or terrorism; and

•	general market conditions.

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

      The market for our software products is intensely competitive and is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduc-

tions and enhancements. The competitive environment demands that we constantly improve our existing products and create new products. Our future success may depend in part upon our ability to:

•	invest in research and development and/or acquire complementary technologies or business;

•	improve our existing products and develop new ones to keep pace with technological developments, including developments related to the internet;

•	successfully integrate third party products;

•	enter new markets;

•	satisfy customer requirements; and

•	maintain market acceptance.

      While we are the second largest provider of enterprise applications in terms of total revenue (based on fourth quarter total revenue), both the first and third largest providers have considerably more resources than we do. Our decisions regarding how to utilize our resources to either develop new products or acquire them are critical. If as a result of our decisions, resources are used ineffectively and we are unable to meet the challenge of delivering new or improved product offerings, our results of operations and our financial condition may be adversely affected.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines.

      Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be existing or future platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Moreover, existing or future user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. To maintain software performance across accepted platforms and operating environments, or to achieve market acceptance of those that we support, or to adapt to popular new ones, our expenses may increase and our sales and revenues may be adversely affected.

Competitive pressures in our industry or general economic conditions may require that we reduce our prices or offer other favorable terms to customers on our products and services which could result in lower margins and reduce net income.

      We compete with a variety of software vendors in all of our major product lines. Some of our competitors may have advantages over us due to their larger worldwide presence, longer operating and product development history, substantially greater technical and marketing resources, or exclusive intellectual property rights. SAP and Oracle are our significant competitors within the large enterprise market segment, each of whom has considerable resources with which to compete on price, contract terms and development activity. We also compete with a variety of other competitors in more narrowly defined market segments.

      If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality which we do not currently provide, or if general economic conditions decline such that customers are less willing or able to pay the cost of our products, we may need to lower prices or offer other favorable terms in order to successfully compete.

As our international business grows, we will become increasingly subject to currency risks, political considerations and other costs and contingencies that could adversely affect our results.

      We continue to invest in the expansion of our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing economic and political conditions that could adversely affect our results of operations. The following factors, among others, present risks that could have an adverse impact on our business:

•	conducting business in currencies other than United States dollars subjects us to fluctuations in currency exchange rates and currency controls;

•	increased cost and development time required to adapt our products to local markets;

•	lack of experience in a particular geographic market;

•	legal, regulatory, social, political, labor or economic uncertainties in a specific country or region, including loss or modification of exemptions for taxes and tariffs, increased withholding or other taxes on payments by subsidiaries, import and export license requirements, trade tariffs or restrictions, war, terrorism and civil unrest;

•	higher operating costs due to local laws or regulation; and

•	inability to hedge the currency risk for some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure.

The continued downturn in regional and/or global economic, political and market conditions may cause a decrease in demand for our software and related services which may negatively affect our revenue and operating results.

      Our revenue and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy, governmental budget deficits and political instability in geographic areas have resulted in companies, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

Catastrophic events and national security issues could result in disruptions in our business, which may negatively affect our operating results or financial condition.

      Our corporate headquarters, including our data center and certain of our research and development operations, are located in Pleasanton, California, in an area known for seismic activity. A major earthquake in that region, or other major catastrophe such as fire, flood or terrorist attack, could severely disrupt our business. Significant structural damage to the data center could cause a disruption of our information systems and loss of financial data and certain customer data. In addition, disruptions in airline travel due to terrorist threats or attacks could also impair our ability to sell and market our products, provide consulting services, and otherwise be able to compete, because of the world wide geographic scope of our business. Any such event or occurrence could reduce revenue or entail significant expense to us and adversely impact our results of operations or financial condition.

If our customers lose confidence in the security of data on the internet, our revenues could be adversely affected.

      Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate customer networks security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. As we develop new products and improve existing products, our development and improvement efforts include the creation of features designed to optimize security in our products. Despite these efforts, actual or perceived security vulnerabilities in our products (or the internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitive products which are not internet based applications. Customers may also increase their expenditures on protecting their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.

We may be required to undertake a costly redesign of our products if third party software development tools become an industry standard.

      Our software products include a suite of proprietary software development tools, known as PeopleTools®, which are fundamental to their effective use. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own tools as the accepted industry standard. If a software product were to emerge as a clearly established and widely accepted industry standard, we may not be able to adapt PeopleTools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify PeopleTools or to redesign our software products to accommodate the new industry standard. This would be expensive and time consuming and may adversely affect results of operations and the financial condition of the business. Our failure to drive or adapt to new and changing industry standards or third party interfaces could adversely affect sales of our products and services.

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

      Errors in our software could subject us to litigation and liability based on performance and/or warranty claims. Although our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us were to be successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.

If we lose access to critical third party software or technology, our costs could increase and the introduction of new products and product enhancements could be delayed.

      We license software and technology from third parties, including some competitors, and incorporate it into or sell it in conjunction with our own software products, some of which is critical to the operation of our software. If any of the third party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services.

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

      We believe that there are certain key employees within the organization, primarily in the senior management team who must be retained by us to meet our objectives. Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could adversely affect our continued operations. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

If requirements relating to the accounting treatment for employee stock options are changed, we may be forced to change our business practices or our earnings may be affected.

      We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Certain proposals related to accounting for the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. A shareholder proposal will be presented for consideration at the 2004 Annual Meeting of Stockholders, urging the Board of Directors to adopt a policy that we treat the value of stock options granted to employees as a compensation expense. If such proposals are adopted, our earnings will be negatively impacted. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

Our quarterly revenues and results of operations can be difficult to predict and may fluctuate substantially, which may adversely affect our net income.

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

•	the impact of the pending Oracle tender offer or any other proposed acquisition of us;

•	our sales cycle may vary as a result of the complexity of a customer’s overall business needs and may extend over one or more quarters;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements typically are completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and unstable political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and service revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions;

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions; and

•	changes in customers’ seasonal purchasing patterns may result in imprecise quarterly revenue projections.

We may be required to defer recognition of license revenue for a significant period of time after entering into an agreement, which could negatively impact our results of operations.

      We may have to delay recognizing license revenue for a significant period of time for a variety of types of transactions, including:

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

      These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

      There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include, Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition”, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial

Statements.” These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with these three standards.

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

      We realize lower margins on services revenue than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be impacted.

Our intellectual property and proprietary rights may offer only limited protection.

      We consider certain aspects of our internal operations and our software and documentation to be proprietary, and we rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. Patent applications or issued patents, as well as trademark, copyright, and trade secret rights, may not provide significant protection or a competitive advantage. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. There can be no assurance that these agreements will not be breached, that we have adequate remedies for any breach, or that our patents, copyrights, trademarks or trade secrets will not come into the public domain. Moreover, the laws of some countries do not protect intellectual property rights at all or as effectively as do the laws of the United States. Protecting and defending our intellectual property rights could be costly regardless of venue.

      Through an escrow arrangement, we have granted some of our customers a contingent future right to use our source code solely for maintenance services to support their internal use of our software. If our source code is accessed through escrow, the likelihood of misappropriation or other misuse of our intellectual property may increase.

Third parties may claim that our products infringe upon their intellectual property rights, which could result in material costs.

      Third parties may assert infringement claims against us in the future, especially in light of recent developments in patent law expanding the scope of patents on software and business methods. These assertions, regardless of their validity, could result in costly and time-consuming litigation, including damage awards and indemnification payments to customers, or could require costly redesign of products or present the need to enter into royalty arrangements which could decrease margins and could adversely affect our results of operations. Any such litigation or redesign of products could also negatively impact customer confidence in our products and could result in damage to our reputation and reduced licensing revenue.

Future acquisitions may present risks and we may be unable to achieve the product, financial or strategic goals intended at the time of any acquisition.

      As a component of our strategy, in addition to our acquisition of J.D. Edwards, we may acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. The risks that would commonly impact such transactions include:

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

It has been and may continue to be increasingly expensive to obtain and maintain liability insurance.

      We contract for insurance to cover a variety of potential risks and liabilities. Over the last two years, our premiums and deductibles have increased significantly. In the current market, insurance coverage continues to be more restrictive, and when insurance coverage is offered, the deductibles for which we are responsible are larger and the premiums are increasing. This has resulted in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance. If we were found to be liable for a significant claim in the future, our results of operations may be negatively impacted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

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

      In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through December 31, 2003.

      At December 31, 2003, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
	Notional	Average Exchange
Functional Currency	Amount	Rate per US $

British pounds	$14.0 million	0.568
Canadian dollars	5.4 million	1.323
Australian dollars	0.6 million	1.362
Swiss francs	1.4 million	1.257
New Zealand dollars	3.0 million	1.566
Swedish krona	0.6 million	7.319
Taiwan dollars	1.1 million	34.071
Hong Kong dollars	10.7 million	7.757
Euros	4.1 million	0.808
Singapore dollars	7.3 million	1.708

	$48.2 million

      At December 31, 2003, we had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
		Average Exchange
Functional Currency	Notional Amount	Rate per US $

British pounds	$8.8 million	0.567
South African rand	2.0 million	6.962
Canadian dollars	10.3 million	1.327
Australian dollars	4.9 million	1.362
Swiss francs	1.6 million	1.254
Swedish krona	0.8 million	7.361
Taiwan dollars	1.4 million	33.940
Danish krone	1.6 million	5.993
Japanese yen	2.1 million	107.319
Mexican pesos	13.3 million	11.312
Euros	147.0 million	0.804
Singapore dollars	2.9 million	1.706

	$196.7 million

      Each of these contracts matured within 60 days and had a cost that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2003. We recorded net foreign currency transaction losses of approximately $6.2 million in 2003, transaction gains of approximately $0.9 million in 2002 and transaction losses of approximately $3 million in 2001.

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

      We classify debt securities based on maturity dates on the date of purchase and re-evaluate the classification as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income (loss),” net of tax, in the accompanying consolidated balance sheets. As of December 31, 2003 and 2002, all our investments were classified as available-for-sale.

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

      At December 31, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments at December 31, 2003 that are sensitive to changes in interest rates. Due to our tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At December 31, 2003, we invested heavily in tax-exempt investments which reduced our weighted average interest rate.

      Below is a presentation of the maturity profile of our investments in debt securities at December 31, 2003 ($ in millions):

	Expected Maturity

	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value

Available-for-sale securities	$923.6	$28.8	$952.4	$955.0
Weighted average interest rate	1.1%	1.5%

     Interest Rate Swap Transactions

      We used interest rate swap transactions to manage our exposure to interest rate changes on synthetic lease obligations related to certain of our headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, we received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as hedges against changes in the amount of future cash flows. In February 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $70 million, and concurrently, swaps with an aggregate notional principal amount of $70 million matured. In June 2003, we exercised our option under the synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $105 million. As a result of this transaction, we terminated our remaining interest rate swap agreements with an aggregate notional principal amount of $105 million resulting in a pretax charge of $1.4 million. There are no remaining amounts included in “Accumulated other comprehensive income” at December 31, 2003 related to these interest rate swaps.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item 8 is included in Item 15, Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 5, 2002, we terminated our relationship with Arthur Andersen LLP (“Andersen”) as our independent public accountants and engaged the services of KPMG LLP (“KPMG”), effective as of June 5, 2002, as our independent public accountants for the fiscal year ended December 31, 2002. Our Board of Directors, upon the recommendation of the Audit Committee, authorized the termination of Andersen and the engagement of KPMG.

      Andersen’s audit reports on our consolidated financial statements for the fiscal year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal year ended December 31, 2001, and the subsequent period through June 5, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports for such years. In addition, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during the fiscal year ended December 31, 2001, and the subsequent period through June 5, 2002. We provided Andersen with a copy of the foregoing disclosure. Andersen’s letter dated June 5, 2002, stating its agreement with such statements, was filed as Exhibit 16.1 to our Form 8-K filed June 6, 2002 with the Securities and Exchange Commission and is incorporated herein by this reference.

      During the fiscal year ended December 31, 2001, and the subsequent period through June 5, 2002, we did not consult with KPMG with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our consolidated financial statements; or (iii) any matter or event described in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A.     Controls and Procedures

      As of the end of the fiscal year ended December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

      During the most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      PeopleSoft evaluated the J.D. Edwards’ internal controls over financial reporting following the merger with PeopleSoft and concluded that PeopleSoft’s existing internal controls over financial reporting are sufficient and no material changes were required to be made to PeopleSoft’s internal controls as a result of the merger.

PART III

      Certain information required by Part III is omitted from this Annual Report because the Registrant will file a definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning the “Executive Officers of the Registrant” required by this Item 10 is included in Part I hereof under the heading “Personnel.” The information concerning our directors required by this Item 10 is incorporated by reference to the Proxy Statement under the heading “Proposal No. 1 — Election of Directors.” Information concerning the compliance of our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information contained in the Proxy Statement under the heading “Board Committees and Their Functions — Audit Committee.” The information regarding our Code of Business Ethics is incorporated by reference to the information contained in the Proxy Statement under the heading “Corporate Governance — Code of Business Ethics.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” See Item 5 “Market for Registrant’s Common Equity and Related Stockholder Matters” for information regarding outstanding options and shares reserved for future issuance.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Business Relationships and Transactions with Management.”

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Proposal No. 2 — Ratification of Appointment of Independent Auditors — Information about PeopleSoft’s Auditors.”

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

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this annual report.

      (b) Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003:

1.	PeopleSoft, Inc. furnished a Current Report on Form 8-K on October 8, 2003, reporting under Item 12 the issuance of a press release announcing PeopleSoft’s preliminary third quarter earnings expectations.

2.	PeopleSoft, Inc. furnished a Current Report on Form 8-K on October 23, 2003, reporting under Item 12 the issuance of a press release announcing PeopleSoft’s third quarter earnings results.

3.	PeopleSoft, Inc. furnished a Current Report on Form 8-K on October 30, 2003, reporting under Item 12 the posting of supplemental information about its third quarter financial results.

4.	PeopleSoft, Inc. filed a Current Report on Form 8-K on November 24, 2003, reporting under Item 11 the notice of a trading blackout issued to PeopleSoft directors and executives related to a corresponding pension plan blackout in connection with the Oracle tender offer.

      (c) Exhibits

See Item 15(a)(3) of this Annual Report.

      (d) Financial Statement Schedule

See Item 15 (a)(2) of this Annual Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2004.

PEOPLESOFT, INC.

By:	/s/ KEVIN T. PARKER

Kevin T. Parker
Executive Vice President,
Finance and Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2004.

Signature	Title

/s/ DAVID A. DUFFIELD David A. Duffield	Chairman of the Board of Directors

/s/ CRAIG A. CONWAY Craig A. Conway	President, Chief Executive Officer and Director (Principal Executive Officer and Director)

/s/ KEVIN T. PARKER Kevin T. Parker	Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ A. GEORGE BATTLE A. George Battle	Director

/s/ ANEEL BHUSRI Aneel Bhusri	Director

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director

/s/ STEVEN D. GOLDBY Steven D. Goldby	Director

/s/ CYRIL J. YANSOUNI Cyril J. Yansouni	Director

/s/ MICHAEL J. MAPLES Michael J. Maples	Director

(This Page Intentionally Left Blank.)

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

PeopleSoft, Inc.:

      We have audited the accompanying consolidated balance sheets of PeopleSoft, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. In connection with our audit of the 2003 and 2002 consolidated financial statements, we also have audited the accompanying financial statement schedule as of and for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits. The consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2001, and the related financial statement schedule, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule, before the revisions described in Note 15, “Segment and Geographic Areas” and Note 14, “Goodwill and Other Intangible Assets” to the consolidated financial statements, in their report dated January 29, 2002, except with respect to certain matters, as to which the date is March 15, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PeopleSoft, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed above, the 2001 consolidated financial statements of PeopleSoft, Inc. and subsidiaries listed above were audited by other auditors who have ceased operations. As described in Note 15, “Segment and Geographic Areas,” the Company changed the composition of its reportable segments in 2002, and accordingly, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the 2001 disclosures in the notes to the consolidated financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, such adjustments were appropriate and have been properly applied. As described in Note 14, “Goodwill and Other Intangible Assets,” the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 14, “Goodwill and Other Intangible Assets” are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of PeopleSoft, Inc. and subsidiaries other than with respect to such aforementioned disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California

January 29, 2004, except as to the 1st
     and 5th paragraphs of the section
     Customer Assurance Program in
     Note 7, which are as of February 14, 2004

Reprinted below is a copy of an audit report previously issued by Arthur Andersen LLP (“Andersen”). This unedited report has not been reissued by Andersen nor has Andersen consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen is included in this Annual Report on Form 10-K pursuant to Rule 2-02(e) of Regulation S-X. The following financial statement disclosures for the year ended December 31, 2001 were revised and were not reviewed by Andersen: (i) as described in Note 15,“Segment and Geographic Areas,” the disclosure pertaining to the Company’s Reportable Segments was revised and (ii) as described in Note 14, disclosures were included as required by Statement of Financial Accounting Standards No. 142,” Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. See Exhibit 23.2 for discussion on Andersen’s Notice of Consent.

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

PEOPLESOFT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	par value amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$439,385	$319,344
Short-term investments and restricted cash of $35,371 in 2003	961,906	1,588,172
Accounts receivable, net of allowance for doubtful accounts of $30,181 in 2003 and $24,540 in 2002	462,528	357,353
Income tax refund receivable	18,749	—
Deferred tax assets	58,630	40,559
Prepaid and other current assets	69,997	45,448

Total current assets	2,011,195	2,350,876
Property and equipment:
Computer equipment and software	435,143	368,204
Furniture and fixtures	112,639	87,471
Leasehold improvements	182,037	82,130
Land	73,701	46,066
Buildings	109,662	17,973

Total property and equipment, at cost	913,182	601,844
Less accumulated depreciation and amortization	(464,971)	(379,044)

	448,211	222,800
Investments	29,219	21,946
Deferred tax assets	42,049	172,255
Capitalized software, net of accumulated amortization of $76,664 in 2003 and $40,140 in 2002	234,217	44,101
Goodwill	1,005,660	54,294
Other intangible assets, net of accumulated amortization of $35,964 in 2003 and $1,635 in 2002	444,767	1,671
Other assets	9,410	3,688

Total assets	$4,224,728	$2,871,631

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$51,190	$23,356
Accrued liabilities	160,199	108,019
Restructuring reserves	76,411	1,312
Accrued compensation and related expenses	224,983	172,566
Income taxes payable	106,355	71,163
Short-term deferred revenues	588,590	422,657

Total current liabilities	1,207,728	799,073
Long-term deferred revenues	119,896	95,460
Other liabilities	37,655	21,486

Total liabilities	1,365,279	916,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized: 2,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 700,000 shares; issued and outstanding: 359,837 shares in 2003 and 313,803 shares in 2002	3,776	3,150
Additional paid-in capital	2,529,732	1,404,843
Retained earnings	684,847	599,803
Unearned compensation	(20,737)	(22,401)
Treasury stock, at cost: 16,594 common shares in 2003 and 1,255 common shares in 2002	(387,046)	(35,563)
Accumulated other comprehensive income	48,877	5,780

Total stockholders’ equity	2,859,449	1,955,612

Total liabilities and stockholders’ equity	$4,224,728	$2,871,631

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues:
License fees	$538,400	$530,077	$645,421
Maintenance revenue	904,319	703,105	597,685
Professional services revenue	824,299	708,236	773,268

Service revenue	1,728,618	1,411,341	1,370,953
Development and other services	—	7,530	102,713

Total revenues	2,267,018	1,948,948	2,119,087
Costs and expenses:
Cost of license fees	65,810	45,142	61,323
Cost of services	801,525	661,083	744,163
Cost of development and other services	—	6,755	93,124
Sales and marketing expense	609,447	514,800	513,928
Product development expense	433,011	341,187	298,998
General and administrative expense	193,511	117,070	155,567
Restructuring, acquisition and other charges	47,121	10,275	12

Total costs and expenses	2,150,425	1,696,312	1,867,115

Operating income	116,593	252,636	251,972
Other income, net	22,242	30,600	37,603

Income before provision for income taxes	138,835	283,236	289,575
Provision for income taxes	52,586	100,647	98,021

Income before minority interest	86,249	182,589	191,554

Minority interest in net income	1,205	—	—

Net income	$85,044	$182,589	$191,554

Basic income per share	$0.25	$0.59	$0.64

Shares used in basic per share computation	338,481	310,777	297,999

Diluted income per share	$0.25	$0.57	$0.59

Shares used in diluted per share computation	344,100	320,310	323,625

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net income	$85,044	$182,589	$191,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,570	101,386	103,054
Provision for doubtful accounts	4,653	11,009	16,642
Tax benefits from employee stock transactions	29,368	30,710	123,278
Provision (benefit) for deferred income taxes	(29,460)	48,885	50,666
Gains on sales of investments and disposition of property and equipment, net	(4,987)	(3,156)	(3,397)
Non-cash stock compensation	10,538	7,689	3,158
Non-cash restructuring, acquisition and other charges	19,927	10,275	12
Changes in operating assets and liabilities, net of effects of acquisitions: Accounts receivable	75,070	9,986	53,810
Accounts payable, accrued liabilities and restructuring reserves	(54,768)	(47,513)	(6,280)
Accrued compensation and related expenses	1,224	(12,635)	27,107
Income taxes, net	(20,450)	14,067	(86,620)
Deferred revenues	91,314	6,495	(21,158)
Other	14,359	29,355	15,167

Net cash provided by operating activities	397,402	389,142	466,993
Investing activities:
Purchase of available-for-sale investments	(10,070,445)	(9,670,889)	(7,897,313)
Proceeds from maturities and sales of available-for-sale investments	10,756,226	9,300,871	7,106,657
Purchase of property and equipment	(250,382)	(93,330)	(92,037)
Acquisitions, net of cash acquired	(519,934)	(120,894)	(26,387)

Net cash used in investing activities	(84,535)	(584,242)	(909,080)
Financing activities:
Net proceeds from sale of common stock and exercise of stock options	121,893	115,729	269,277
Purchase of treasury stock	(350,415)	—	(20,040)
Repayment of convertible debt, net	—	(57,000)	(10,542)

Net cash provided by (used in) financing activities	(228,522)	58,729	238,695
Effect of foreign exchange rate changes on cash and cash equivalents	35,696	22,015	(9,513)

Net increase (decrease) in cash and cash equivalents	120,041	(114,356)	(212,905)
Cash and cash equivalents at beginning of year	319,344	433,700	646,605

Cash and cash equivalents at end of year	$439,385	$319,344	$433,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$883	$3,307	$3,558

Cash paid for income taxes, net of refunds	$66,615	$2,241	$3,747

Supplemental schedule of noncash investing and financing activities:
Value of shares issued in connection with acquisitions	$969,375	$2,192	$18,867

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

							Accumulated
							Other
	Common Stock		Additional				Comprehensive	Total
			Paid-in	Unearned	Retained	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	(Loss)	Equity

	(In thousands)
Balances at December 31, 2000	287,642	$2,880	$815,559	$(2,008)	$225,660	$(15,000)	$(2,736)	$1,024,355

Components of comprehensive income:
Net income	—	—	—	—	191,554	—	—	191,554
Net change in unrealized gain/loss on available-for-sale investments, net of taxes of $312	—	—	—	—	—	—	335	335
Foreign currency translation	—	—	—	—	—	—	(10,666)	(10,666)
Interest rate swap transactions:
Cumulative effect of accounting change, net of taxes of $1,658	—	—	—	—	—	—	(2,648)	(2,648)
Net unrealized loss on cash flow hedges, net of taxes of $3,635	—	—	—	—	—	—	(5,806)	(5,806)
Reclassification adjustment for earnings recognized during the period, net of taxes of $1,527	—	—	—	—	—	—	2,438	2,438

Comprehensive income								175,207

Exercise of common stock options, net and issuances under stock purchase plan	18,242	182	269,469	—	—	(374)	—	269,277
Issuance of stock and stock options in connection with acquisitions	398	4	18,863	(2,161)	—	—	—	16,706
Tax benefits from employee stock transactions	—	—	123,278	—	—	—	—	123,278
Treasury stock purchased	(805)	—	—	—	—	(20,040)	—	(20,040)
Stock issued under restricted stock award	185	2	3,321	(3,323)	—	—	—	—
Amortization of unearned compensation expense	—	—	940	2,217	—	—	—	3,157

Balances at December 31, 2001	305,662	$3,068	$1,231,430	$(5,275)	$417,214	$(35,414)	$(19,083)	$1,591,940

Components of comprehensive income:
Net income	—	—	—	—	182,589	—	—	182,589
Net change in unrealized gain/loss on available-for-sale investments, net of taxes of $55	—	—	—	—	—	—	(71)	(71)
Foreign currency translation	—	—	—	—	—	—	21,847	21,847
Interest rate swap transactions:
Net unrealized loss on cash flow hedges, net of taxes of $1,411	—	—	—	—	—	—	(2,255)	(2,255)
Reclassification adjustment for earnings recognized during the period, net of taxes of $3,344	—	—	—	—	—	—	5,342	5,342

Comprehensive income								207,452

Exercise of common stock options, net and issuances under stock purchase plan	7,315	73	115,735	—	—	(79)	—	115,729
Tax benefits from employee stock transactions	—	—	30,710	—	—	—	—	30,710
Issuance of stock and stock options in connection with acquisitions	16	—	2,192	(30)	—	(70)	—	2,092
Stock issued under restricted stock award	865	9	25,388	(25,397)	—	—	—	—
Repurchase of restricted stock	(55)	—	(1,526)	1,526	—	—	—	—
Amortization of unearned compensation expense	—	—	914	6,775	—	—	—	7,689

Balances at December 31, 2002	313,803	$3,150	$1,404,843	$(22,401)	$599,803	$(35,563)	$5,780	$1,955,612

PEOPLESOFT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME — (Continued)

							Accumulated
							Other
	Common Stock		Additional				Comprehensive	Total
			Paid-in	Unearned	Retained	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Stock	(Loss)	Equity

	(In thousands)
Components of comprehensive income:
Net income	—	—	—	—	85,044	—	—	85,044
Net change in unrealized gain/loss on available-for-sale investments, net of taxes of $640	—	—	—	—	—	—	1,033	1,033
Foreign currency translation	—	—	—	—	—	—	39,135	39,135
Interest rate swap transactions:
Net unrealized loss on cash flow hedges, net of taxes of ($36)	—	—	—	—	—	—	(58)	(58)
Net realized loss upon termination, net of taxes of $552	—	—	—	—	—	—	881	881
Reclassification adjustment for earnings recognized during the period, net of taxes of $1,318	—	—	—	—	—	—	2,106	2,106

Comprehensive income								128,141

Exercise of common stock options, net and issuances under stock purchase plan	8,943	90	122,871	—	—	(1,068)	—	121,893
Tax benefits from employee stock transactions	—	—	29,368	—	—	—	—	29,368
Treasury stock purchased under stock repurchase program	(16,515)	—	—	—	—	(350,415)	—	(350,415)
Issuance of stock and stock options in connection with acquisitions	53,366	534	968,841	(6,766)	—	—	—	962,609
Stock issued under restricted stock award	240	2	4,248	(4,250)	—	—	—	—
Repurchase of restricted stock	—	—	(439)	439	—	—	—	—
Amortization of unearned compensation expense	—	—	—	12,241	—	—	—	12,241

Balances at December 31, 2003.	359,837	$3,776	$2,529,732	$(20,737)	$684,847	$(387,046)	$48,877	$2,859,449

See accompanying notes to consolidated financial statements

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Significant Accounting Policies

The Company

      PeopleSoft, Inc. (“PeopleSoft” or the “Company”) designs, develops, markets and supports enterprise application software products for use throughout large and medium sized organizations worldwide. These organizations include corporations, educational institutions and national, state, provincial and local government agencies. PeopleSoft offers comprehensive applications that enable organizations to manage critical business processes and analyze and enhance their relationships with customers, suppliers, employees and partners.

      PeopleSoft provides enterprise application software for customer relationship management, human capital management, financial management and supply chain management, along with a range of industry-specific products. Within each of the Company’s application suites, PeopleSoft offers embedded analytics and portal applications. In addition, PeopleSoft offers a suite of products for application integration and analytic capability, including portal applications, an integration broker and enterprise warehouse products. PeopleSoft’s applications offer a high degree of flexibility, rapid implementation and scalability across multiple databases and operating systems. In addition to enterprise application software, PeopleSoft offers a variety of consulting and training services to its customers focused on implementing, optimizing the use of and upgrading PeopleSoft® software.

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

Revenue Recognition

      The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” and other authoritative accounting literature. The Company derives revenues from the following sources: license fees, maintenance fees and professional services.

      License Fee Revenue. For software license agreements that do not require significant modifications or customization of the software, the Company recognizes software license revenue when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. The Company’s software license agreements generally include multiple products and services, or “elements.” Consulting services, if included as an element of software license agreements, generally do not involve significant modification or customization of the licensed software. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exists. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to third parties. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. If the license fee due from the customer is not fixed or determinable, revenue is recognized as payment becomes due, assuming all other revenue recognition criteria have been met. The Company considers arrangements with extended payment terms not to be fixed or determinable. Revenue associated with reseller arrangements is recognized when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on the Company’s history, the likelihood of non-acceptance in these situations is remote, and the Company recognizes revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

      Maintenance Revenue. Maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year.

      Professional Services Revenue. Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates. If the Company does not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or final acceptance is received from the customer.

Deferred Revenue

      Deferred revenue is comprised of deferrals for license fees, maintenance, training and other services. Long-term deferred revenue, at December 31, 2003 and 2002, represents amounts received for maintenance and support services to be provided beginning in periods on or after January 1, 2005 and 2004, respectively. The principal components of deferred revenue at December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002

License fees	$5,903	$9,392
Maintenance	605,069	426,901
Training	60,631	61,875
Other services	36,883	19,949

Total deferred revenue	$708,486	$518,117

	2003	2002

Short-term deferred revenue	$588,590	$422,657
Long-term deferred revenue	119,896	95,460

Total deferred revenue	$708,486	$518,117

Foreign Currency Translation

      In general, the functional currency of each foreign operation is the local currency. Assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Other income, net” in the accompanying consolidated statements of operations.

Cash Equivalents

      Cash equivalents are highly liquid debt investments which have original maturities of three months or less at the date of purchase. Cash equivalents are stated at amounts that approximate fair value, based on quoted market prices.

Restricted Cash

      In connection with certain lease transactions (Note 7, “Commitments and Contingencies”), management has elected to reduce the interest rate used to calculate lease expense by collateralizing the financing arrangements with certain investments. A portion of these investments are restricted from withdrawal by the associated security agreement. At December 31, 2003, restricted cash was $35.4 million and is invested in short-term marketable securities. These amounts are included in “short-term investments and restricted cash” in the accompanying consolidated balance sheet. There was no restricted cash at December 31, 2002.

Accounts Receivable and Allowance for Doubtful Accounts

      Accounts receivable are comprised of billed and unbilled receivables arising from recognized or deferred revenues. Unbilled receivables included in accounts receivable were $144.9 million as of December 31, 2003 and $99 million as of December 31, 2002. Receivables related to specific deferred revenues are offset for balance sheet presentation. The Company’s receivables are unsecured.

      The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on its receivables. Individual overdue accounts are reviewed, and allowance adjustments are recorded when determined necessary to state receivables at realizable value. Additionally, the Company judges the overall adequacy of the allowance for doubtful accounts by considering multiple factors including the aging of receivables, historical bad debt experience, and the general economic environment. The key factor is the aging of the Company’s receivables, and the improvement or degradation of the age of receivables is the factor which will drive either a decrease or an increase to the allowance. A considerable amount of judgment is required when the Company assesses the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. Once all collection efforts are exhausted, the receivable is written-off against the balance in the allowance for doubtful accounts.

Product and Service Warranty Reserve

      The Company provides for the estimated cost of product and service warranties based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. If existing claims are settled for amounts which differ from the Company’s estimates, or if the estimated monetary value of the warranty claims were to increase or decrease, revisions to the estimated warranty liability may be required and the warranty expense could change from current levels. The Company’s product and warranty reserves are recorded as a component of “Accrued liabilities” in the accompanying consolidated balance sheets.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s product and service warranty reserve activity for 2003 and 2002 (in thousands):

	2003	2002

Balance at January 1	$19,266	$29,121
Warranty expense	3,007	2,123
Acquired J.D. Edwards warranty claims (Note 2)	8,720	—
Closed warranty claims	(12,165)	(11,978)

Balance at December 31	$18,828	$19,266

Property and Equipment

      Property and equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of two to three years for computer equipment and software and five to seven years for furniture and fixtures. Buildings are carried at cost and are depreciated using the straight-line method over estimated useful lives of 39 years. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset. Depreciation expense was $107.4 million, $85.3 million and $84.5 million at December 31, 2003, 2002 and 2001, respectively.

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

Goodwill and Other Intangible Assets

      Through December 31, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives of two to five years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. Refer to Note 14 “Goodwill and Other Intangible Assets” for further discussion.

Impairment of Long-Lived Assets

      The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software Costs

      The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has been short with immaterial amounts of development costs incurred during this period. Accordingly, the Company did not capitalize material amounts of development costs in 2003 or 2002, other than product development costs acquired through business combinations or purchased from third parties. The Company capitalizes software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

      Capitalized software costs and accumulated amortization at December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002

Capitalized software:
Obtained through business combinations	$276,407	$50,107
Capitalized development costs	23,607	23,267
Purchased from third parties	10,867	10,867

	310,881	84,241
Accumulated amortization	(76,664)	(40,140)

Capitalized software, net	$234,217	$44,101

      The Company recorded capitalized software amortization, included in “Cost of license fees” in the accompanying consolidated statements of operations, of $36.8 million in 2003, $14.4 million in 2002 and $6.5 million in 2001.

      Capitalized software is amortized using the straight-line method over the estimated economic lives of the assets, ranging from three to five years. Expected future capitalized software amortization expense for the years ended December 31 is as follows (in thousands):

Year	Amount

2004	$58,088
2005	52,950
2006	51,272
2007	46,735
2008	25,172

Total	$234,217

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

      Accumulated other comprehensive income at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Foreign currency translation	$47,297	$8,162
Unrealized gain on available-for-sale investments, net of taxes of $982 and $342	1,580	547
Unrealized loss on interest rate swap transactions, net of taxes of $0 and $1,833	—	(2,929)

	$48,877	$5,780

Advertising Costs

      The Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating the advertising in the period in which the advertising space is used. Advertising expense is included in “Sales and marketing expense” in the accompanying consolidated statements of operations and totaled $41.6 million in 2003, $34.7 million in 2002 and $44.6 million in 2001.

Stock-Based Compensation

      The Company applies the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) in accounting for employee stock-based compensation. The Company’s stock plans are described in Note 12, “Stockholders’ Equity.” No employee stock-based compensation cost is reflected in net income related to options granted under those plans for which the exercise price was equal to the market value of the underlying common stock on the date of grant. Deferred compensation is recorded on the date of grant if the exercise price of the stock award is less than the market value of the underlying common stock on the date of grant. Deferred compensation is expensed on a straight-line basis over the vesting period of the stock award.

      The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation for each of the three years ended December 31, 2003 (in thousands, except per share amounts). The 2002 pro forma disclosure has been revised to correct the pro forma foreign tax benefits associated with stock options. See Note 12, “Stockholders’ Equity” for further information on stock-based compensation.

	2003	2002	2001

	(in thousands)
Net income, as reported	$85,044	$182,589	$191,554
Add: Stock-based employee compensation expense included in reported net income, net of tax	10,486	6,799	2,671
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(171,011)	(198,381)	(127,219)

Pro forma net income (loss)	$(75,481)	$(8,993)	$67,006

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

	(in thousands)
Basic income (loss) per share
As reported	$0.25	$0.59	$0.64
Pro forma	$(0.22)	$(0.03)	$0.22
Diluted income (loss) per share
As reported	$0.25	$0.57	$0.59
Pro forma	$(0.22)	$(0.03)	$0.21

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that, based upon all the available positive and negative evidence, it is not likely that the Company will realize the benefit of a deferred tax asset in the future, the Company establishes a valuation allowance. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments may be required in the future if it is determined that the amount of deferred tax assets to be realized is greater or less than the amount recorded. The Company has established valuation allowances on net operating losses incurred in certain foreign jurisdictions as well as on operating loss carryforwards and other tax benefits relating to various jurisdictions of certain acquired companies.

Newly Adopted and Recently Issued Accounting Standards

      The Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) in 2003, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The obligation is recorded as a liability and the associated cost is capitalized as part of the related long-lived asset and then depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations or cash flows. The pro forma effects of the application of SFAS 143 as if the Statement had been adopted on January 1, 2001 are not material and, therefore, have not been presented. A reconciliation of the Company’s liability for the year ended December 31, 2003 is as follows (in thousands):

2003

Balance upon adoption	$4,505
Acquired J. D. Edwards asset retirement costs (Note 2)	1,936
Payment of asset retirement costs	(90)
Foreign currency effect	866

Balance at December 31, 2003	$7,217

      On January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements, effective for the year ended December 31, 2002, expanded the disclosures required by a guarantor about its obligations under a guarantee. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. Under SFAS 146, companies record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 has resulted in the Company recognizing the cost of certain restructuring activities over a period of time rather than in one reporting period. See Note 6, “Restructuring Reserves”.

      In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable noncontrolling interests. The adoption of SFAS 150 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Business Combinations

      During the three years ended December 31, 2003, the Company completed the acquisitions of J.D. Edwards and Momentum Business Applications, Inc. (“Momentum”) and SkillsVillage, Inc. (“SkillsVillage”) and acquired technology from Annuncio Software, Inc. (“Annuncio”). The transactions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying consolidated financial statements. Additionally, during the three years ended December 31, 2003, the Company completed two other acquisitions that were not significant to the Company’s financial statements.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.D. Edwards & Company

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

      J.D. Edwards offered enterprise software as well as consulting, education and support services. The Company’s Board of Directors approved the offer and the merger and determined that the offer and the merger would provide the Company with increased breadth and depth across the Company’s products, market segments and industry coverage. The Company’s Board determined that J.D. Edwards’ expertise in manufacturing and distribution applications would strengthen the Company’s enterprise application suite. In addition, the Board determined that J.D. Edwards mid-market focused applications and AS/400 based solutions would be additive to the Company’s Internet-based enterprise application suite.

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

      The Company exchanged options to purchase J.D. Edwards common stock held by J.D. Edwards employees with options to purchase PeopleSoft common stock at a rate of 0.43 PeopleSoft share per J.D. Edwards share. Each exchanged PeopleSoft option retained the same vesting characteristics as the J.D. Edwards option it replaced and each J.D. Edwards option holder will receive $7.05 per share upon exercise.

      The aggregate purchase price was approximately $2 billion, which consisted of approximately $875 million in cash, $959.6 million in PeopleSoft common stock and options (net of deferred compensation), $95.5 million in restructuring costs (Note 6, “Restructuring Reserves”) and $27.3 million in deal costs and other incurred liabilities, which primarily consist of fees paid for legal, accounting and financial advisory services. A total of 53,366,059 PeopleSoft shares were issued in the transaction. The value of the stock issued to tendering J.D. Edwards shareholders was based upon the average of the closing prices of one share of the Company’s common stock for a few days before and after the amended terms of the merger were agreed to and announced, which was $17.22. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	1.90
Expected volatility	0.75
Risk free interest rate	1.86%

      The intrinsic value allocated to the unvested J.D. Edwards options assumed in the exchange was approximately $6.8 million and has been recorded as deferred compensation in the purchase price allocation. Option holders having options with strike prices of $7.05 (J.D. Edwards pre-merger price) or less were given 0.43 shares of the Company’s common stock plus $7.05 less the exercise price and any applicable taxes, in order to retire these options. Approximately 5 million of the approximately 8.4 million options issued were fully vested.

      In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company allocated the purchase price to the tangible assets, deferred compensation, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. The acquired goodwill was assigned entirely to the Company’s North America segment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has initially been allocated as follows (in thousands):

Current assets	$546,227
Property and equipment	75,790
Capitalized software	226,300
Goodwill	950,993
Intangible assets and other	532,610
Acquired IPR&D	14,500

Total assets acquired	2,346,420
Current liabilities	(186,808)
Short-term deferred revenue	(69,953)
Long-term deferred revenues and other	(5,170)
Long-term deferred income taxes	(127,051)

Total purchase price	$1,957,438

      The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost primarily pending finalization of estimated involuntary termination and facility related costs.

      None of the goodwill will be deductible for tax purposes.

      In performing this preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of J.D. Edwards’ products. The fair value of intangible assets was primarily based on the income approach. The royalty savings approach and the cost approach were also utilized when appropriate. The rates utilized to discount the net cash flows to their present values were based upon the Company’s weighted average cost of capital and range from 12% to 14%. These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity and the weighted average return on invested capital. Risks the Company identified and considered in this analysis included achieving anticipated levels of market acceptance and penetration, successful completion of various research and development efforts, market growth rates and risks related to the impact of potential changes in future target markets. At December 31, 2003, identifiable intangible assets purchased in the J. D. Edwards acquisition consisted of the following (in thousands, except for useful life):

	Gross	Accumulated
Identifiable Intangible Assets	Value	Amortization	Useful Life

Capitalized software	$226,300	$20,087	5 years
Patented technology	60,300	5,261	5 years
Customer contracts and related relationships	105,600	6,611	7 years
Maintenance agreements and related relationships	305,500	15,386	8.7 years
Consulting contracts	5,800	5,800	3 months

Balance December 31, 2003	$703,500	$53,145	6.9 years

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is presented to show the 2003 impact of the amortization of the identifiable intangible assets acquired in the J.D. Edwards acquisition:

Line on Statements
of Operations	Item	2003 Expense

		(in thousands)
Cost of license	Capitalized software	$20,087
Product development	Patented technology	5,261
Sales and Marketing	Customer contracts and related relationships	6,611
Cost of services	Maintenance agreements and related relationships	15,386
Cost of services	Consulting contracts	5,800

	Total	$53,145

      In-process research and development of $14.5 million was expensed as “Restructuring, acquisition and other charges” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. Four in-process research and development projects were identified relating to the EnterpriseOne product family (former J.D. Edwards 5). Two of the projects relate to enterprise resource planning software and have a value of approximately $8.9 million. The third project relates to customer relationship management software and has a value of approximately $3.2 million. The fourth project relates to technology designed to enhance the functionality of enterprise resource planning software and has a value of approximately $2.4 million. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in process project was estimated to determine the discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 25% was deemed appropriate for valuing in-process research and development projects. At the date of acquisition, the products under development were approximately 40% complete, and were still in-process at December 31, 2003.

Pro Forma Financial Information (unaudited)

      The unaudited financial information in the table below summarizes the combined results of operations of PeopleSoft and J.D. Edwards, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the IPR&D charge and restructuring charges associated with the acquisition have been excluded. Investment banking fees relating to the merger recorded by J.D. Edwards have also been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2003 combines the historical results for PeopleSoft for the year ended December 31, 2003, the historical results for J.D. Edwards for the period of July 1 through July 17, and the historical results for J.D. Edwards for the six months ended April 30, 2003. The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2002 combines the historical results for PeopleSoft year ended December 31, 2002 and the historical results for J.D. Edwards for the year ended October 31, 2002. The following amounts are in thousands, except per share amounts.

	2003	2002

Revenues	$2,682,125	$2,751,590
Net income	$59,752	$124,917
Basic income per share	$0.18	$0.34
Diluted income per share	$0.17	$0.33

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annuncio Software, Inc.

      In January 2002, the Company purchased the intellectual property and certain assets of Annuncio, a privately held company, for $25 million in cash. The transaction was treated as an acquisition of a business and was accounted for using the purchase method of accounting. The intellectual property of Annuncio consisted of marketing automation software solutions for email and web-based customer interactions.

      The Company allocated the excess purchase price over the fair value of the net tangible liabilities acquired of $0.7 million to the following intangible assets: $16.6 million to goodwill, $3.2 million to capitalized software, $2.8 million to in-process research and development, $1.5 million to non-compete agreements, $1 million to customer relationships and $0.6 million to other intangible assets. Amounts allocated to in-process research and development were expensed as “Restructuring, acquisition, and other charges” in the accompanying consolidated statements of operations, because the purchased research and development had no alternative uses, had not reached technological feasibility and had a reasonably estimable fair value. The capitalized intangible assets are being amortized on a straight-line basis over estimated useful lives of one to three years.

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

Momentum Business Applications, Inc.

      On January 29, 2002, the Company exercised an option to purchase all the outstanding Class A Common Stock of Momentum for $90 million in cash. The transaction closed in April 2002 and was accounted for using the purchase method of accounting.

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

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Financial Instruments

Investments in Debt and Equity Securities

      The Company classifies debt and marketable equity securities based on management’s intention on the date of purchase and reevaluates such designation as of each balance sheet date. Debt and marketable equity securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income,” net of tax. The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment, changes in value subsequent to year-end, and forecasted performance of the investee. Realized gains and losses are calculated using the specific identification method. At December 31, 2003 and 2002, all investment securities had maturities of less than eighteen months. The components of the Company’s debt and marketable equity securities were as follows (in thousands):

	As of		Year Ended
	December 31, 2003		December 31, 2003

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

Debt securities issued by the United States Treasury and other United States government agencies	$4,107	$4,091	$—	$(16)
State and local municipalities debt	726,381	726,568	267	(80)
Auction rate preferred stock	172,675	172,675	—	—
Corporate debt	84,670	87,048	2,868	(490)
Marketable equity securities	2,792	2,805	13	—

Investments in debt and equity securities	$990,625	$993,187	$3,148	$(586)

	As of		Year Ended
	December 31, 2002		December 31, 2002

		Aggregate	Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses

State and local municipalities debt	$1,432,772	$1,433,651	$879	$—
Auction rate preferred stock	192,487	192,500	13	—
Corporate debt	28,846	28,843	—	(3)
Marketable equity securities	1,087	1,087	—	—

Investments in debt and equity securities	$1,655,192	$1,656,081	$892	$(3)

	December 31,

	2003	2002

Recorded as:
Cash equivalents	$—	$44,876
Short-term investments (due in one year or less) and restricted cash	961,906	1,588,172
Investments (due in over one year)	29,219	21,946
Other current assets	2,062	1,087

Investments in debt and equity securities	$993,187	$1,656,081

      The Company classifies its investments in privately held companies as “Other current assets” in the accompanying consolidated balance sheets. These nonmarketable investments are accounted for using the cost method as the Company does not have the ability to exercise significant influence. The cost of these investments was $1.9 million at December 31, 2003 and 2002. As of December 31, 2003 and 2002, the cost approximated fair value.

Derivative Financial Instruments

      Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. Derivative transactions are restricted to foreign currency hedges and interest rate swaps. The Company does not hold any derivative financial instruments for trading or speculative purposes.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounts for derivative financial instruments under Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.

Forward Foreign Exchange Contracts

      The Company has a foreign exchange hedging program principally designed to mitigate the future potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures of the parent company as well as the U.S. dollar denominated exposures of its foreign subsidiaries. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under SFAS 133, as amended. In general, the forward exchange contracts have terms of two months or less. These contracts are recorded on the balance sheets at fair value in “Accrued liabilities.” Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net” in the accompanying consolidated statements of operations.

      The Company recorded net foreign currency transaction losses on forward foreign exchange contracts of approximately $6.2 million in 2003, transaction gains of approximately $0.9 million in 2002 and transaction losses of approximately $3 million in 2001. At December 31, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional
		Weighted Average
	Notional	Exchange Rate
Functional Currency	Amount	per US $

British pounds	$14.0 million	0.568
Canadian dollars	5.4 million	1.323
Australian dollars	0.6 million	1.362
Swiss francs	1.4 million	1.257
New Zealand dollars	3.0 million	1.566
Swedish krona	0.6 million	7.319
Taiwan dollars	1.1 million	34.071
Hong Kong dollars	10.7 million	7.757
Euros	4.1 million	0.808
Singapore dollars	7.3 million	1.708

	$48.2 million

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

		Notional
		Weighted Average
		Exchange Rate
Functional Currency	Notional Amount	per US $

British pounds	$8.8 million	0.567
South African rand	2.0 million	6.962
Canadian dollars	10.3 million	1.327
Australian dollars	4.9 million	1.362
Swiss francs	1.6 million	1.254
Swedish krona	0.8 million	7.361
Taiwan dollars	1.4 million	33.940
Danish krone	1.6 million	5.993
Japanese yen	2.1 million	107.319
Mexican pesos	13.3 million	11.312
Euros	147.0 million	0.804
Singapore dollars	2.9 million	1.706

	$196.7 million

      At December 31, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

		Notional
		Weighted Average
	Notional	Exchange Rate
Functional Currency	Amount	per US $

Euros	$59.8 million	0.963
Singapore dollars	5.2 million	1.740

	$65.0 million

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

		Notional
		Weighted Average
	Notional	Exchange Rate
Functional Currency	Amount	per US $

British pounds	$4.3 million	0.623
South African rand	3.1 million	8.700
Canadian dollars	1.9 million	1.560
Australian dollars	1.4 million	1.792
Swiss francs	1.2 million	1.395
Swedish krona	1.1 million	8.805
New Zealand dollars	1.0 million	1.942
Taiwan dollars	0.8 million	34.790
Danish krone	0.7 million	7.116
Japanese yen	0.5 million	120.100
Chilean pesos	0.2 million	709.510

	$16.2 million

      At December 31, 2003 and 2002, each of these forward foreign exchange contracts matured within 60 days and had a cost that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2003 and 2002.

      The foreign exchange hedging program is managed in accordance with a corporate policy approved by the Company’s Board of Directors. In addition to hedging existing transaction exposures, the Company’s foreign exchange management policy allows for the hedging of anticipated transactions and for hedging the exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through December 31, 2003.

Interest Rate Swap Transactions

      The Company used interest rate swap transactions to manage its exposure to interest rate changes on synthetic lease obligations related to certain of its headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70 million, and concurrently, swaps with an aggregate notional principal amount of $70 million matured. In June 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105 million. As a result of this transaction, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105 million resulting in a pretax charge of $1.4 million to “Other income, net.” There are no remaining amounts included in “Accumulated other comprehensive income” at December 31, 2003 related to these interest rate swaps.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

      The Company does not believe that it has a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

4.	Accrued Employee Healthcare Insurance Claims

      The Company is self-insured, with certain stop loss insurance coverage, for employee healthcare claims. Expense is recorded based on estimates of the ultimate liability, including claims incurred but not reported. The accrued employee healthcare insurance claims were included in “Accrued compensation and related expenses” in the accompanying consolidated balance sheets and amounted to $7.2 million as of December 31, 2003 and $6.4 million as of December 31, 2002.

5.	Restructuring, Acquisition and Other Charges

      The following table sets forth the components of “Restructuring, acquisition and other charges” for the years ended December 31, (in thousands):

	2003	2002	2001

Restructuring charges and adjustments	$32,549	$(1,113)	$(5,064)
Acquired in-process research and development	14,500	11,479	4,900
Other	72	(91)	176

Restructuring, acquisition and other charges	$47,121	$10,275	$12

      See Note 6, “Restructuring Reserves” for a discussion of restructuring charges and adjustments and see Note 2, “Business Combinations” for a discussion of acquired in-process research and development.

6.	Restructuring Reserves

Third Quarter 2003 Restructuring Plan

      During the third quarter of 2003, in connection with the acquisition of J.D. Edwards, management approved and initiated plans to restructure the pre-acquisition operations of PeopleSoft to eliminate certain duplicative activities and reduce the Company’s cost structure. Consequently, the Company recorded approximately $19.4 million of costs including costs for severance, acquisition related employee retention, costs of vacating duplicate facilities and contract terminations. Approximately 250 employees were terminated under the plan. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. These costs are accounted for under SFAS 146 or Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” and have been included as a charge to the results of operations in “Restructuring, acquisition and other charges.” Future cash payments related to these restructuring reserves for employee costs are expected to be made through July 2004. Future cash payments related to these restructuring reserves for payments related to facilities obligations, contract terminations and other are expected to be made through March 2012. Approximately $15.3 million of the $19.4 million of restructuring costs related to exiting certain pre-acquisition activities of the Company is a cash obligation.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the activity in the Company’s restructuring reserves accounted for under SFAS 146 or SFAS 112 for reserves established during 2003 as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition operations of PeopleSoft. These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands).

			Contract
	Employee	Facilities	Termination and
	Costs	Costs	Other Costs	Total

Balance as of December 31, 2002	$—	$—	$—	$—
Restructuring costs relating to the J.D. Edwards plan	15,593	2,806	1,000	19,399
Cash payments	(4,035)	(6)	—	(4,041)
Non-cash items	(1,725)	(960)	(1,000)	(3,685)

Balance December 31, 2003	$9,833	$1,840	$—	$11,673

      Additionally, the Company recorded approximately $95.5 million of restructuring costs in connection with exiting certain pre-acquisition activities of J.D. Edwards including severance costs, change in control payments, costs of vacating duplicate facilities, contract termination costs and other costs. Change in control payments are made to employees covered by a plan maintained by J.D. Edwards and subsequently assumed by PeopleSoft upon the completion of the merger. The change in control plan provides for specified severance and other change in control-related benefits to participants in the plan. The change in control plan covered 197 senior management employees. Approximately 650 pre-acquisition J.D. Edwards employees were terminated under this restructuring plan. These costs have been accounted for under Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Terminated employees entitled to receive severance and change in control payments under the restructuring plans discussed above primarily consisted of general and administrative, consulting, and sales and marketing employees. Future cash payments related to restructuring reserves for employee costs are expected to be made through July 2004. Future cash contract termination payments are expected to be made through August 2007. Future cash payments related to facilities obligations are expected to be made through May 2008. Approximately $92.4 million of the $95.5 million of restructuring costs related to exiting certain pre-acquisition activities of J.D. Edwards is a cash obligation. These restructuring costs are being funded through operating cash flow.

      The following table sets forth the activity in the Company’s restructuring reserves, accounted for under EITF 95-3, for the year ended December 31, 2003 for reserves established during 2003 as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition activities of J.D. Edwards. These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands). There were no restructuring reserves accounted for under EITF 95-3 during 2002.

			Contract
	Employee	Facilities	Termination and
	Costs	Costs	Other Costs	Total

Balance December 31, 2002	$—	$—	$—	$—
Restructuring costs relating to the J.D. Edwards plan	48,503	35,150	11,864	95,517
Cash payments	(30,757)	(3,597)	(678)	(35,032)
Non-cash items	293	(989)	(1,450)	(2,146)

Balance December 31, 2003	$18,039	$30,564	$9,736	$58,339

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Quarter 2003 Restructuring Plan

      During the second quarter of 2003, the Company recorded pretax restructuring charges of $13.2 million. The $13.2 million of restructuring charges consisted of severance charges, fair value of lease obligations associated with the closure of an office facility and leasehold improvement impairment charges. Approximately 149 employees were terminated under the plan. These costs are accounted for under SFAS 146 or SFAS 112 and have been included as a charge to the results of operations in “Restructuring, acquisition and other charges.” Terminated individuals receiving payments under this restructuring plan primarily consisted of general and administrative, consulting, and sales and marketing employees. Future cash payments related to these restructuring reserves are expected to be made through October 2005. Approximately $12.2 million of the second quarter 2003 restructuring plan costs is a cash obligation.

      The following table sets forth the activity in the Company’s restructuring reserves accounted for under SFAS 146 or SFAS 112 for reserves established under the second quarter 2003 Restructuring Plan. These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands).

	Employee	Facilities
	Costs	Costs	Total

Balance as of December 31, 2002	$—	$—	$—
Restructuring costs relating to the 2003 plan	4,525	8,625	13,150
Cash payments	(4,498)	(1,868)	(6,366)
Non-cash items	11	(914)	(903)

Balance December 31, 2003	$38	$5,843	$5,881

      The following table sets forth the activity in the Company’s restructuring reserves established prior to 2003 and accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands).

		Contract
	Facilities	Termination and
	Costs	Other Costs	Total

Balance as of December 31, 2001	$3,268	$820	$4,088
Cash payments	(847)	(816)	(1,663)
Adjustments to reflect current estimates	(1,109)	(4)	(1,113)

Balance as of December 31, 2002	1,312	—	1,312
Cash payments	(794)	—	(794)

Balance December 31, 2003	$518	$—	$518

      Restructuring charges are based on the Company’s restructuring plans that have been committed to by management and are subject to refinement. Decreases to the estimates of executing the currently approved plans accounted for under EITF 95-3 will be recorded as an adjustment to goodwill while increases to the estimates will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes to currently approved plans accounted for under SFAS 146, SFAS 112 or EITF 94-3 will be recorded in the results of operations as an adjustment to “Restructuring, acquisition and other charges.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company assumed leases on four office buildings in Denver, Colorado (the “Denver Campus”) as a result of the acquisition of J.D. Edwards. The Denver Campus was constructed on land originally owned by J.D. Edwards and is leased under operating leases, which commenced in 1997 and 1998. The Company has three six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided financing of $121.2 million for the purchase and construction costs of the buildings through a combination of debt and equity. The lease payment obligations are based on a return on the lessor’s costs. The Company also has an option to refinance or purchase the leased properties at its sole discretion during the term of the lease for approximately $121.2 million. In the event that the Company does not exercise its option to refinance or purchase the leased properties, it must guarantee the residual value of each building up to approximately 85% of the bank financing of $121.2 million. The Company has evaluated the fair value of the Denver Campus and determined that at December 31, 2003 it is not probable that the value of the property at the end of the lease term will be less than the residual value guaranteed by the Company and as a result the Company does not believe that it will be called upon to perform under the residual guarantee. The leases terminate between April and November of 2004. The Company is currently considering alternatives that include a refinancing of the existing arrangement or a cash purchase.

      The Company can elect to reduce the interest rate used to calculate lease expense by collateralizing the Denver Campus financing arrangements with investments. At December 31, 2003, investments totaling $123.5 million were designated as collateral for these leases. The Company may withdraw the funds used as collateral, excluding restricted amounts, at its sole discretion provided that it is not in default under the lease agreements. At December 31, 2003, funds used as collateral in the amount of $88.1 million were available for withdrawal. At December 31, 2003, the Company was in compliance with the covenants, representations, and warranties required under the lease agreements.

      In December 1996, the Company entered into a synthetic lease for a new office facility in Pleasanton, California. This lease was structured as an operating lease with rental payments commencing upon the completion of the construction, which occurred during the fourth quarter of 1998, and which ran for 5 years from that date. The cost for the construction of the facility totaled $70 million including interest during the construction period. The rental payments equaled the amount of interest which accrued on amounts funded prior to the commencement of the lease payments. The interest rate charged was LIBOR plus 0.625% as measured on the date of each funding rollover. The Company began accruing interest concurrent with the lessor’s first drawdown of the construction commitment in January 1997. Throughout the construction period, the accrued interest amount, which was approximately $4.5 million as of the end of the construction phase, was added to the construction cost. In 1998, the Company negotiated an amendment to this lease that extended the term of the lease until February 2003, with an option to renew for an additional three years, subject to certain conditions, or purchase the facility for $70 million. On February 27, 2003, the Company exercised its $70 million option to purchase the office facilities under the synthetic lease agreement.

      In September 1998, the Company purchased two parcels of land in Pleasanton, California for $50 million and entered into a five-year lease agreement for facilities to be constructed on one of the parcels. The lease was structured as an operating lease with rental payments due beginning upon completion of the construction, which occurred during the first quarter of 2000. The cost for the construction of the facility totaled

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$105 million including interest costs during the construction period, which were added to the balance rather than paid by the Company. The rental payments equaled the amount of interest accruing on the obligation. The interest rate was a LIBOR based floating rate, which reset on a 1, 2, 3, or 6-month interval at the Company’s election. The Company had an option to renew the lease for an additional five years, subject to certain conditions, or purchase the facility for $105 million. On June 30, 2003, the Company exercised its $105 million option to purchase the office facilities under the synthetic lease agreement.

      In September 1998, the Company entered into agreements to sell and simultaneously lease back a substantial portion of the space related to the office buildings and corresponding land that the Company owned in Pleasanton, California. The sales price of approximately $50 million resulted in a gain of approximately $24.4 million, which was being amortized over the lease period. The original lease term was 10 years with options to terminate up to 50% of the space after the initial four years of the lease term and the remaining 50% at any time following the fifth year of the lease term. Alternatively, PeopleSoft could have extended the term of the lease in five-year increments up to 20 years. In the third quarter of 2001, the Company exercised its option to terminate approximately 50% of the leased space, effective September 2002. In the third quarter of 2002, the Company exercised its second option to terminate all its remaining lease space, effective September 2003, due to its decision to construct a new office building adjacent to its existing corporate headquarters in Pleasanton, California. The Company paid $1.5 million in October 2002 and $1.3 million in September 2003 to terminate the leased space.

      Future minimum operating lease payments under all noncancellable leases for the years ended December 31 are due as follows (in thousands):

Year	Amount

2004	$81,035
2005	53,426
2006	35,781
2007	27,782
2008	22,514
Thereafter	35,715

256,253
Less: Minimum payments to be received from noncancellable subleases	16,236

$240,017

      Rent expense totaled approximately $57.9 million in 2003, $77.5 million in 2002 and $74.8 million in 2001.

Customer Indemnification

      From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of December 31, 2003, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

Customer Assurance Program

      On June 6, 2003, Oracle Corporation (“Oracle”) announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle tender offer”). The tender offer was formally commenced June 9,

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, and on June 18, 2003 Oracle amended the offer to increase the purchase price $16.00 to $19.50 per share. On February 4, 2004, Oracle increased its offer price to $26 per share.

      In response to Oracle’s public statements about its intent to discontinue PeopleSoft’s products, and to minimize a potential loss of business during the Oracle tender offer, PeopleSoft implemented a customer assurance program. This program incorporates a contingent change in control provision to its standard perpetual licensing arrangement. That provision provides customers who purchase application licenses with financial protection in the circumstances described below. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees, and the multiple increases as the fees increase. The specific criteria which have to be met before a payment is due under the customer assurance program vary in some respects among each of four versions of the language used in 2003. A payment will be generally due under the customer assurance program if each of the following events occur:

•	either within one year or two years (depending upon the applicable version of the program) from the contract effective date, there is an acquisition of PeopleSoft, as specifically described in the version; and

•	either within two or four years (depending upon the applicable version of the program) from the contract effective date, the acquiring company takes certain action to discontinue or reduce support, licensing, updates or new releases for PeopleSoft’s products, as specifically described in each version of the program; and

•	the customer requests the payment in writing by a specified date and the customer has timely paid for support services in accordance with the terms of the customer’s agreement with PeopleSoft.

      Customers retain rights to the licensed products whether or not the customer assurance program’s payments are triggered. No customer is entitled to a refund of fees previously paid under the customer’s contract with PeopleSoft, but the customer would be entitled to a payment under the customer assurance program if all of the conditions stated above are met.

      The customer assurance program has no current financial statement impact on PeopleSoft. A contingent liability may be recognized in the financial statements of PeopleSoft or its acquirer upon or after the consummation of a transaction that satisfies the acquisition criteria set forth in the specific terms of the applicable version of the customer assurance program, and if the amount due were probable and reasonably estimable. However, the determination of the timing of recognition and amount of any such contingent liability would be dependent upon the acquirer’s plans, assumptions and estimations. The terms of the customer assurance program require an acquisition by an entity other than PeopleSoft; therefore no action taken unilaterally by PeopleSoft would, by itself, result in the recognition of a contingent liability.

      The table below sets forth for each version of the customer assurance program the dates during which such version was implemented in customer contracts and the potential maximum payments, as of December 31, 2003, under the contracts containing language from each such version. As of December 31, 2003, the aggregate maximum potential amount of future liability under the customer assurance program was approximately $1.56 billion.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amount of
Maximum
Version	Dates Offered to Customers*	Potential Liability

Version One	6/03/2003 to 9/12/2003	$669.9 million
Version Two	9/12/2003 to 9/30/2003	$170.2 million
Version Three	9/30/2003 to 11/7/2003	$39.5 million
Version Four	11/18/2003 to present	$680.5 million

	Total Amount of Maximum Potential Liability:	$1.56 billion

*	Some contracts originally submitted to customers prior to these end dates were executed following such dates.

PeopleSoft Stockholder Actions — Delaware Court of Chancery

      On June 6, 2003, Felix Ezeir (Case No. 20349-NC), Teresita Fay (Case No. 20350-NC), Robert Crescente (Case No. 20351-NC), Robert Corwin (Case No. 20352-NC) and Ernest Hack (Case No. 20353-NC), all of whom purport to be PeopleSoft stockholders, each filed a putative stockholder class action suit in the Delaware Court of Chancery against the Company and several of the Company’s officers and directors. The suits allege that defendants breached their fiduciary duties in connection with the response to the tender offer announced by Oracle Corporation on June 6, 2003 and formally commenced June 9, 2003. Plaintiffs in each of the actions seek injunctive relief and an accounting. On June 10, 2003, Steven Padness filed an action in the Delaware Court of Chancery against these same defendants (Case No. 20358-NC) making similar allegations and seeking similar relief. On June 12, 2003, Thomas Nemes filed an action in the Delaware Court of Chancery (which was subsequently amended June 18, 2003) against these same defendants (Case No. 20365-NC), making similar allegations and seeking similar relief (the “Nemes Action”).

      On June 25, 2003, on an application filed in the Nemes Action, the Court consolidated the actions listed above under a single caption and case number: In re PeopleSoft, Inc. Shareholder Litigation, Consol. C.A. No. 20365-NC. Defendants filed their answer to the consolidated Delaware action on June 25, 2003.

      On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action in the Delaware Court of Chancery against PeopleSoft and several of the Company’s officers and directors. This action alleges that defendants breached their fiduciary duties in connection with the response to Oracle’s tender offer. Plaintiff seeks injunctive relief, an accounting and damages. On July 22, 2003, the Delaware Court ordered that this action be consolidated with the other putative Delaware shareholder actions listed above.

      Document discovery has commenced in the consolidated Delaware actions and is being coordinated with the discovery in the action filed against PeopleSoft by Oracle in Delaware and PeopleSoft’s action filed against Oracle in California.

      On November 6, 2003, plaintiffs in the consolidated Delaware stockholder actions described above filed a motion for preliminary injunction seeking to enjoin the Company and its directors, officers and employees from continuing the PeopleSoft Customer Assurance Program. In their motion, plaintiffs assert that the terms of the revised Customer Assurance Program constitute a disproportionate and unreasonable response to any perceived threat from Oracle’s outstanding tender offer. Plaintiffs moved for an order setting a prompt hearing on their motion for preliminary injunction and expediting discovery in support of that motion. As set forth more fully in the section below, “Oracle v. PeopleSoft — Delaware Court of Chancery,” this relief was denied by the Delaware Court on November 19, 2003.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intend to vigorously defend against these lawsuits.

      In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Oracle v. PeopleSoft — Delaware Court of Chancery

      On June 18, 2003, Oracle and Pepper Acquisition Corp. filed a lawsuit in the Delaware Court of Chancery (Case No. 20377-NC) (captioned Oracle Corp. v. PeopleSoft, Inc.) against the Company, several of its directors (the “Director Defendants”), and J.D. Edwards, alleging that the named directors breached their fiduciary duties in connection with the response to Oracle’s tender offer, and that J.D. Edwards aided and abetted the named directors purported breach of fiduciary duty. Oracle seeks injunctive, declaratory and rescissory relief.

      On November 10, 2003, Oracle and Pepper Acquisition Corp. also filed a motion for preliminary injunction, similarly seeking to enjoin the Company and the named directors from continuing to offer customers the terms contained in the revised Customer Assurance Program. On the same date, Oracle and Pepper Acquisition Corp. also filed motions seeking a prompt hearing date at which to present their motion for a preliminary injunction and for expedited discovery in support of their motion for preliminary injunction. That same day Oracle and Pepper Acquisition Corp. also moved for leave to amend their Complaint.

      On November 19, 2003, the Court of Chancery heard arguments with respect to the motions described above in both the consolidated Delaware stockholder lawsuits and the Oracle lawsuit to expedite and for the scheduling of a preliminary injunction hearing, described above. Following argument, the Delaware Court denied the applications by the plaintiffs to schedule a hearing on their respective motions for preliminary injunction with respect to the PeopleSoft Customer Assurance Program. On December 19, 2003, the Court entered a Stipulation and Order that among other things: 1) formally denied both motions for an expedited preliminary injunction hearing; 2) provided for responses by the parties to certain outstanding discovery requests and deposition notices; and 3) provided for notice to counsel for Oracle and the shareholder plaintiffs of any material modification of the Customer Assurance Program within two business days following any such modification.

      Discovery in this action is proceeding and is being coordinated with the stockholder actions against PeopleSoft in Delaware, discussed above, and PeopleSoft’s action against Oracle in California, discussed below.

      The Company believes that the claims and allegations asserted in this action are without merit, and intend vigorously to defend against this lawsuit.

      In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company.

PeopleSoft Stockholder Actions — California Superior Court for the County of Alameda

      On June 6, 2003, separate actions were filed in the California Superior Court for the County of Alameda by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306) and Lorrie McBride (Case No. RG03100300). On June 10, 2003, Ray Baldi (Case No. RG03100696) filed an additional case in the same court. The plaintiffs in these actions (collectively, the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Initial Alameda Shareholder Actions”) all purport to be PeopleSoft stockholders, and they make claims against several of PeopleSoft’s executive officers and directors. The suits allege that the defendants breached their fiduciary duties in connection with (i) the response to Oracle’s tender offer, (ii) the Company’s agreement to acquire J.D. Edwards, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by the PeopleSoft stockholders at the 2003 Annual Meeting of Stockholders. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Shareholder Actions were consolidated. On June 11 and 17, 2003, respectively, two additional actions were filed by Moshe Panzer (Case No. VG03100876) and Arace Brothers (Case No. VG03101830) asserting similar claims. By Order dated July 11, 2003, the Panzer and Arace Brothers actions were consolidated with the Initial Alameda Shareholder Actions (collectively “the Alameda Shareholder Actions”).

      By Order dated June 18, 2003, the Alameda County Superior Court granted the Company’s Motion to Stay the Initial Alameda Shareholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. The California Court found that the stockholder actions required application of Delaware law, and that allowing the consolidated cases to proceed would create the specter of inconsistent orders. By Order dated July 11, 2003, the Alameda County Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Shareholder Actions. Accordingly, all of the Alameda Shareholder Actions currently are stayed by order of the California Court.

      The Company believes that the claims and allegations asserted in each of the foregoing putative class action suits are without merit, and intend to vigorously defend against these lawsuits.

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

8.	Momentum Business Applications

      During 1998, PeopleSoft formed Momentum Business Applications, Inc. (“Momentum”), a research and development company designed to develop eBusiness, analytical applications and industry-specific software products. On December 31, 1998, PeopleSoft transferred all of the outstanding shares of Momentum Class A Common Stock, to a custodian who distributed the shares to the holders of PeopleSoft common stock in January 1999 (the “Distribution”). Prior to the Distribution, PeopleSoft contributed $250 million to Momentum. In connection with PeopleSoft’s contribution to Momentum and the distribution of Momentum shares, Momentum and PeopleSoft entered into a number of agreements, including a Development Agreement, Marketing and Distribution Agreement and a Services Agreement. PeopleSoft also had an option to purchase all the Momentum Class A Common Stock.

      On January 29, 2002, the Company exercised its option to purchase all the outstanding Class A Common Stock of Momentum for $90 million in cash. The transaction closed in April 2002 and was accounted for using the purchase method of accounting. The purchase price was allocated to the net assets acquired, including in-process research and development, based on the purchase method of accounting. Refer to Note 2, “Business Combinations” for further information.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Marketing and Distribution Agreement

      Under the terms of the Marketing and Distribution Agreement entered into by PeopleSoft and Momentum, Momentum had granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. Upon exercising an option to license a product, PeopleSoft assumed responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft was required to make payments to Momentum based on the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate for pre-release products was a flat 1% of net license fees. PeopleSoft exercised its license option on six products. For these six Momentum products, the product payment rate was determined using a formula which takes the sum of 1% plus an additional 0.1% for each full $1 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6% royalty.

Services Agreement

      Under the terms of the Services Agreement, PeopleSoft provided office facilities for and performed accounting, finance, human resources, information systems and legal services on behalf of Momentum. PeopleSoft received $100,000 per quarter as compensation for the provision of these services.

      Following the acquisition of Momentum, the Development Agreement, the Marketing and Distribution Agreement and the Services Agreement were terminated.

9.	Other Income, Net

      The following table sets forth the components of “Other income, net” for the years ended December 31, (in thousands):

	2003	2002	2001

Interest income	$25,914	$33,110	$42,730
Interest expense	(831)	(2,131)	(3,806)
Gain on sale of equity securities	3,147	—	—
Foreign currency transaction and other, net	(5,988)	(379)	(1,321)

Other income, net	$22,242	$30,600	$37,603

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      The provision for income taxes for the years ended December 31, consisted of the following components (in thousands):

	2003	2002	2001

Current:
Federal	$52,608	$16,787	$11,809
State	9,431	13,646	7,978
Foreign	20,007	21,329	27,568

	82,046	51,762	47,355
Deferred:
Federal	(18,127)	51,270	45,684
State	(5,412)	(1,887)	2,090
Foreign	(5,921)	(498)	2,892

	(29,460)	48,885	50,666

Provision for income taxes	$52,586	$100,647	$98,021

      The foreign provision for income taxes is based on foreign pretax earnings of approximately $27.5 million, $30.4 million and $67 million in 2003, 2002 and 2001, respectively.

      The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35% in 2003, 2002 and 2001) to the Company’s income before taxes for the years ended December 31, as follows (in thousands):

	2003	2002	2001

Income tax provision at federal statutory rate	$48,592	$99,133	$101,351
State income taxes, net of federal tax effect	2,842	7,397	7,736
Foreign income taxed at different rates	3,151	338	560
Income from tax-advantaged investments	(6,190)	(8,840)	(9,934)
Research and development tax credits	(2,256)	(4,676)	(5,357)
Acquisition-related items	5,075	3,038	(1,711)
Nondeductible compensation	3,727	3,163	2,000
Change in valuation allowance	(1,471)	(1,327)	(1,797)
Other	(884)	2,421	5,173

Provision for income taxes	$52,586	$100,647	$98,021

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes at December 31, consisted of the following (in thousands):

	2003	2002

Deferred tax assets:
Deferred revenues, net	$26,165	$49,782
Accrued compensation	17,580	15,844
Net operating losses and tax credits	297,406	146,933
Capitalized research and development costs	37,823	43,705
Other	117,076	44,934

Total deferred tax assets	496,050	301,198
Valuation allowance	(66,571)	(18,325)

Net deferred tax assets	429,479	282,873
Deferred tax liabilities:
Capitalized expenses	(13,784)	(19,796)
Acquired intangibles	(273,542)	(12,010)
Other	(41,474)	(38,253)

Total deferred tax liabilities	(328,800)	(70,059)

Total net deferred tax assets	$100,679	$212,814

	2003	2002

Recorded as:
Current U.S. deferred tax assets	$55,009	$38,534
Current foreign deferred tax assets	3,621	2,025
Noncurrent U.S. deferred tax assets	29,076	160,644
Noncurrent foreign deferred tax assets	12,973	11,611

Total net deferred tax assets	$100,679	$212,814

      Deferred tax assets and liabilities are classified in the consolidated balance sheet consistent with the classification of the related financial statement asset or liability.

      The valuation allowance increased by a net $48.2 million from December 31, 2002 to December 31, 2003. Of the total net increase, $49.7 million of the valuation allowance is attributable to acquired deferred tax assets of J.D. Edwards. Any subsequent reduction of this portion of the valuation allowance to recognize the tax benefits associated with these deferred taxes will be applied first to reduce goodwill or other noncurrent intangible assets of J.D. Edwards. The remaining $1.5 million decrease is primarily related to the net utilization of foreign net operating losses carried forward. Management believes that it is more likely than not that future taxable income will be sufficient to realize the deferred tax benefit of the net deferred tax assets.

      At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $378.4 million. These losses expire in various years between 2011 and 2022 and are subject to limitations on their utilization. The Company has state net operating loss carryforwards of approximately $333.7 million which are subject to limitations on their utilization and which expire in various years between 2004 and 2023. The Company also has net operating loss carryforwards in certain foreign jurisdictions of approximately $94.9 million, which expire in various years. The Company has tax credit carryforwards of approximately

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$119.6 million. The expiration periods for those credits subject to statutory carryforward limitations range from 2004 and 2022.

      At December 31, 2003, the Company had approximately $3.9 million of cumulative net undistributed earnings of certain foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. The unrecognized deferred tax liability for such earnings is immaterial.

11.	Per Share Data

      Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and from withholdings associated with the Company’s employee stock purchase plan, using the treasury stock method and the conversion of convertible subordinated notes, using the if-converted method.

      The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	2003	2002	2001

Numerator:
Net income	$85,044	$182,589	$191,554
Denominator:
Denominator for basic income per share —
Weighted average shares outstanding	338,481	310,777	297,999
Employee stock options and other	5,619	9,533	25,626

Denominator for diluted income per share —
Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	344,100	320,310	323,625

Basic income per share	$0.25	$0.59	$0.64
Diluted income per share	$0.25	$0.57	$0.59

      The following table sets forth the potential common shares that were excluded from the net income per share computations because the exercise or conversion prices were greater than the average market price of the common shares during the period and were therefore not dilutive (in millions):

	2003	2002	2001

Employee stock options outstanding	45.9	25.6	12.2
Convertible debt	—	—	1.1

Total	45.9	25.6	13.3

      The weighted average exercise price of the employee stock options with exercise prices exceeding the average fair value of the Company’s common stock for the years ended December 31, 2003, 2002 and 2001 was $29.25, $33.71 and $37.19 per share.

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

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

Common Stock

      The Company has never paid cash dividends on its common stock. At December 31, 2003, 101.3 million authorized but unissued shares of common stock were reserved for issuance under the Company’s stock plans of which 7.5 million shares were issuable upon exercise of the options assumed as a result of acquisitions.

Stock Plans

1992 Employee Stock Purchase Plan

      Under the 1992 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each January 1st and July 1st. Participation in the offering is limited to the lesser of 10% of an employee’s compensation or $21,250 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 16,363,700 shares of common stock have been reserved for issuance under this plan of which 2,518,286 shares were available for issuance as of December 31, 2003. Shares issued under this plan were, 2,180,987 in 2003, 1,400,200 in 2002 and 1,545,148 in 2001. In January 2004, 1,103,410 shares were issued in connection with the offering period ended December 31, 2003.

Directors’ Incentive Plans

      In May 2003, stockholders approved of the adoption of the PeopleSoft, Inc. 2003 Directors Stock Plan, an equity incentive plan providing for the grant of nonstatutory options and/or restricted stock to non-employee members of the Board of Directors. A total of 2,000,000 shares of common stock have been reserved for issuance under this plan, less the number of shares underlying outstanding options under PeopleSoft’s 1992 Directors’ Stock Option Plan. At December 31, 2003, options to purchase 153,750 shares with a weighted average exercise price of $17.09 were outstanding under the 2003 Directors’ Stock Option Plan, and 1,354,000 shares were available for issuance.

      Under the 1992 Directors’ Stock Option Plan, directors who were not officers or employees were eligible to receive nonstatutory options to purchase shares of common stock. A total of 2,400,000 shares of common stock were reserved for issuance under this plan. The term of the plan expired on December 31, 2002, so no additional options will be granted under this plan. However, options previously granted will remain outstanding in accordance with their terms. The exercise price of each nonstatutory stock option was equal to 100% of the fair market value of the stock on the date the option was granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting occurs over one to four years from the date of grant. At

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, options to purchase 492,250 shares were outstanding under this plan with a weighted average exercise price of $21.79.

Employee Incentive Plans

      Pursuant to the Amended and Restated 2001 Stock Plan, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and stock purchase rights may be granted. A total of 6,000,000 shares of common stock have been reserved for issuance under this plan. The exercise price of each stock option and the price of the stock for each stock purchase right shall not be less than 100% of the fair market value of the stock on the date the award is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting for all awards generally occurs at a rate of 25%-33% per year from the date of grant.

      Pursuant to the 2000 Nonstatutory Stock Option Plan, employees and consultants, who are not directors or officers, could be granted nonstatutory stock options to purchase shares of the Company’s common stock. A total of 10,000,000 shares of common stock have been reserved for issuance under this plan. The exercise price of each nonstatutory stock option generally is not less than 100% of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at a rate of 25%-50% per year from the date of the grant. Effective January 28, 2004, the 2000 Plan was terminated; however, outstanding options remain exercisable under their terms.

      Pursuant to the Amended and Restated 1989 Stock Plan, employees and consultants may be granted incentive stock options, nonstatutory stock options, stock purchase rights, restricted stock and bonus stock. As of December 31, 2003, a total of 175,218,183 shares of common stock have been reserved for issuance under this plan. The exercise price of each incentive and nonstatutory stock option shall not be less than 100% and 85%, respectively, of the fair market value of the stock on the date the option is granted. The options expire 10 years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at the rate of 25%-50% per year from the date of grant.

      Effective January 28, 2004, the Amended and Restated 1989 Stock Plan’s common stock reserve was reduced by approximately 9 million shares.

      In connection with the purchase of J.D. Edwards (Note 2, “Business Combinations”) and prior business combinations, PeopleSoft assumed all of the outstanding stock options of the respective stock plans of these companies, including any shares assumed by those companies in mergers and/or acquisitions. These options generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted.

Restricted Stock Purchase Agreements

      In 1999, the Company sold 500,000 shares of restricted stock to the Chief Executive Officer. These shares vested at a rate of 25% per year and were fully vested in May 2003. The shares carry voting and dividend rights. Sales of the shares were restricted prior to vesting.

Combined Employee Stock Option Activity

      Option and share activity under the Amended and Restated 1989 Stock Plan, the 2000 Nonstatutory Stock Option Plan and the Amended and Restated 2001 Stock Plan, including the options assumed by

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PeopleSoft as a result of mergers and acquisitions, and the Executive Restricted Stock Purchase Agreement is as follows:

	Weighted Average
	Exercise Price	Shares

Balances at December 31, 2000	$17.04	63,717,113
Granted	32.32	17,325,316
Exercised	14.28	(16,710,317)
Canceled	20.96	(4,402,893)

Balances at December 31, 2001	$21.89	59,929,219
Granted	21.77	28,942,131
Exercised	12.95	(6,751,173)
Canceled	27.18	(6,150,499)

Balances at December 31, 2002	$22.20	75,969,678
Granted	16.72	14,669,705
Assumed through acquisition of J.D. Edwards	26.70	8,412,402
Exercised	13.08	(6,854,436)
Canceled	25.95	(7,603,100)

Balances at December 31, 2003	$22.10	84,594,249

      The exercise prices for the above grants range from $0.001 to $87.97 per share. At December 31, 2003, options to purchase 51,005,802 shares were exercisable and options to purchase 12,184,254 shares were available for grant.

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

      Pro forma information regarding net income and earnings per share is presented in Note 1 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	ESPP			Options

	2003	2002	2001	2003	2002	2001

Expected life (in years)	0.47	0.50	0.50	3.46	3.23	2.88
Expected volatility	0.42	0.78	0.70	0.88	0.92	0.70
Risk free interest rate	1.08%	1.75%	3.45%	1.96%	3.58%	4.55%

      For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the vesting period for options and the six-month purchase period for stock purchases under the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP. See Note 1, “The Company and Significant Accounting Policies” for further information on stock-based compensation.

      The weighted-average fair value of options granted during 2003, 2002 and 2001 was $9.79, $13.48 and $15.09 per share, respectively. The weighted-average fair value of the shares issued under the ESPP during 2003, 2002, and 2001 was $4.96, $7.46 and $8.23 per share, respectively.

      The following table summarizes information concerning all outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number of	Contractual Life	Average	Number of	Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$0.001 — 10.00	1,592,449	3.87	$6.85	1,361,822	$6.99
10.01 — 20.00	41,300,021	6.97	$15.53	24,753,731	$15.14
21.01 — 30.00	28,086,878	7.71	$24.04	15,019,740	$24.56
30.01 — 40.00	11,541,596	6.80	$35.70	7,968,845	$35.75
40.01 — 50.00	1,899,831	5.74	$44.12	1,524,881	$44.52
50.01 — 60.00	58,757	4.10	$55.65	56,124	$55.64
60.01 — 70.00	18,014	2.24	$62.83	18,007	$62.83
70.01 — 87.97	742,703	2.32	$73.84	742,039	$73.84

	85,240,249	7.06	$22.08	51,445,189	$22.64

      During the year ended December 31, 2003, 240,000 restricted shares of common stock with purchase prices below current fair market value were issued to a certain senior executives of the Company under the 2001 Stock Plan. Vesting generally occurs at the rate of 25% per year from the date of grant. Based on the fair value at the date of grant, the Company recorded approximately $4.2 million of deferred stock-based compensation related to the issuance of the restricted common stock. The weighted-average fair value of restricted shares granted in fiscal year 2003 was $17.70 per share. At December 31, 2003, 240,000 restricted shares were unvested.

      During the year ended December 31, 2003, and in connection with the acquisition of J.D. Edwards, all restricted stock purchase rights outstanding under a stock plan assumed from J.D. Edwards were converted into rights to purchase 21,500 shares of the Company’s common stock with a purchase price below current fair market value. Vesting of these purchase rights generally occurs at the rate of 50% per year from the date of grant. Based on the fair value at the date of grant of the purchase rights, the Company recorded approximately $380,000 of deferred stock-based compensation. The weighted-average fair value of purchase rights granted in fiscal year 2003 was $17.68 per share. At December 31, 2003, unvested rights to purchase 21,500 restricted shares were outstanding, which vested and were exercised on January 1, 2004.

      During the year ended December 31, 2002, 865,000 restricted shares of common stock with purchase prices below current fair market value were issued to a certain senior executives of the Company under the 2001 Stock Plan. Vesting of 365,000 shares occurs at the rate of 25% per year from the date of grant. The remaining 500,000 shares vest entirely at the end of a four-year period. Based on the fair value at the date of grant, the Company recorded approximately $25.4 million of deferred stock-based compensation related to the issuance of the restricted common stock. The weighted-average fair value of restricted shares granted in fiscal year 2002 was $28.70 per share. At December 31, 2003, 672,031 restricted shares were unvested.

      During the year ended December 31, 2001, 185,000 restricted shares of common stock with exercise prices below current fair market value were issued to a certain senior executives of the Company under the

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Stock Plan. Vesting generally occurs at the rate of 25% — 33% per year from the date of grant. Based on the fair value at the date of grant, the Company recorded approximately $3.3 million of deferred stock-based compensation related to the issuance of the restricted common stock. The weighted-average fair value of restricted shares granted in fiscal year 2001 was $17.95. At December 31, 2003, 70,833 restricted shares were unvested.

Common Stock Repurchase Program

      In August 2000, the Board of Directors authorized the repurchase of shares of the Company’s common stock, at management’s discretion, of up to $100 million. During 2001, a total of 805,000 shares were repurchased for a total of $20 million. No shares were repurchased during 2002 or 2003 under this program.

      In September 2003, the Board of Directors authorized the repurchase of shares of the Company’s common stock, at management’s discretion, of up to approximately $350 million. During October and November 2003, the Company repurchased 16.5 million shares of its common stock for approximately $350 million.

      The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity.

      On January 12, 2004, the Board of Directors authorized the repurchase of an additional $200 million of common stock. The Company intends to hold all shares repurchased by it pursuant to the January 2004 share repurchase program as treasury stock. The Company intends to fund all 2004 share repurchases from cash surplus and general corporate funds generated from its operations.

13.	Retirement Plans

      The Company has two defined contribution retirement plans, a qualified plan under the provisions of section 401(a) of the Internal Revenue Code (the “Qualified Plan”), that covers all employees and a non-qualified plan which covers only those employees that have reached an earnings threshold and title in the previous calendar year as specified by the Company (the “Non-Qualified Plan”). Under the terms of the Qualified Plan, participants may contribute varying amounts of their annual compensation (limited to the lesser of 50% of compensation or the section 402(g) limit). The Company matches a portion of qualified employee contributions based upon years of service, up to a maximum of 5% of the employee’s compensation or $5,000, whichever is less, subject to certain vesting provisions based on length of employee service. Company contributions to the Qualified Plan totaled $17.8 million in 2003, $12.3 million in 2002 and $10.4 million in 2001. Under the terms of the Non-Qualified Plan, participants may contribute varying amounts of their annual compensation (up to 100% of compensation). The Company’s matching contributions to the Non-Qualified Plan totaled $1.6 million in 2002 and $1 million in 2001. There were no matching contributions in 2003.

14.	Goodwill and Other Intangible Assets

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. During 2002, the Company completed its transitional goodwill impairment test (comparing the fair value of each of its reporting units as of January 1, 2002 to the carrying value, which includes goodwill). The Company determined that its reporting units are equivalent to its operating segments for the purposes of completing its SFAS 142 impairment test based upon the similar economic characteristics of each of the components that make up its operating segments (Note 15, “Segment and Geographic Areas”). The Company determined that the carrying amount of goodwill was not impaired. The Company performs its

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual goodwill impairment testing during the third quarter of each year. No impairment loss was recognized based on the goodwill impairment test in the third quarter of 2003 or 2002. The changes in the carrying amount of goodwill during the year ended December 31, 2003 and 2002 are as follows (in thousands):

	North
	America	International	Total

Balance as of January 1, 2003	$52,675	$1,619	$54,294
J.D. Edwards acquisition goodwill	950,993	—	950,993
Foreign currency translation	—	373	373

Balance as of December 31, 2003	$1,003,668	$1,992	$1,005,660

      The changes in the carrying amount of goodwill during the year ended December 31, 2002 are as follows (in thousands):

	North
	America	International	Total

Balance as of January 1, 2002	$29,743	$2,460	$32,203
Annuncio acquisition goodwill	16,630	—	16,630
Goodwill from contingent consideration and other	6,302	—	6,302
Foreign currency translation	—	(841)	(841)

Balance as of December 31, 2002	$52,675	$1,619	$54,294

      Summarized below are the effects on net income and income per share as if the Company had followed the non-amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

	2003	2002	2001

Net income:
As reported	$85,044	$182,589	$191,554
Goodwill amortization	—	—	12,407

Adjusted net income	$85,044	$182,589	$203,961

Basic income per share:
As reported	$0.25	$0.59	$0.64
Goodwill amortization	—	—	0.04

Adjusted basic income per share	$0.25	$0.59	$0.68

Diluted income per share:
As reported	$0.25	$0.57	$0.59
Goodwill amortization	—	—	0.04

Adjusted diluted income per share	$0.25	$0.57	$0.63

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, identifiable intangible assets consist of the following (in thousands):

	Gross	Accumulated
Identifiable Intangible Assets	Value	Amortization

Capitalized software	$310,881	$76,664
Patented technology	60,300	5,261
Customer contracts and related relationships	106,600	7,249
Maintenance agreements and related relationships	306,231	15,917
Consulting contracts	6,100	6,100
Non-compete agreement	1,500	1,437

Balance December 31, 2003	$791,612	$112,628

      At December 31, 2002, identifiable intangible consist of the following (in thousands):

	Gross	Accumulated
Identifiable Intangible Assets	Value	Amortization

Capitalized software	$84,241	$40,140
Patented technology	—	—
Customer contracts and related relationships	1,000	306
Maintenance agreements and related relationships	506	367
Consulting contracts	300	275
Non-compete agreement	1,500	687

Balance December 31, 2002	$87,547	$41,775

      The increase in intangible assets during 2003 relates to the acquisition of J.D. Edwards (Note 2, “Business Combinations”).

      The total amortization expense related to goodwill, developed technology, and other intangible assets was $71.1 million, $20.6 million and $20.7 million for the years ended December 31, 2003, 2002 and 2001. The total expected future annual amortization related to intangible assets is set forth in the table below (in thousands):

For the Year
Estimated Amortization Expense	Ended

For the year ended 12/31/04	$120,967
For the year ended 12/31/05	115,400
For the year ended 12/31/06	113,689
For the year ended 12/31/07	109,152
For the year ended 12/31/08 and thereafter	219,776

$678,984

15.	Segment and Geographic Areas

      The Company modified its segment disclosure in 2002 to reflect its global focus and to align its disclosure with how the Company’s business is currently managed and evaluated. The Company’s segment disclosure for 2001 was revised to conform to the current period presentation.

      The Company’s chief operating decision maker is its President and CEO. While the CEO is apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. Both segments derive revenue from sales of enterprise application software and through providing a variety of consulting and training services to customers. Operating expenses are managed functionally on a global basis. Assets are not identified with geographic segments because the CEO does not evaluate that information to make resource allocation decisions.

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

      Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the years ended December 31, (in thousands):

	Operating Segments

2003	North America	International	Other	Total

Revenues	$1,652,312	$614,706	$—	$2,267,018
Cost of revenues	816,479	357,259	—	1,173,738

Segment margin	$835,833	$257,447	$—	$1,093,280

Operating expenses			976,687	976,687

Operating income				$116,593

	Operating Segments

2002	North America	International	Other	Total

Revenues	$1,476,527	$464,891	$7,530	$1,948,948
Cost of revenues	687,635	278,718	6,755	973,108

Segment margin	$788,892	$186,173	$775	$975,840

Operating expenses			723,204	723,204

Operating income				$252,636

	Operating Segments

2001	North America	International	Other	Total

Revenues	$1,522,138	$494,236	$102,713	$2,119,087
Cost of revenues	805,837	266,751	93,124	1,165,712

Segment margin	$716,301	$227,485	$9,589	$953,375

Operating expenses			701,403	701,403

Operating income				$251,972

PEOPLESOFT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from the Europe/ Middle-East/ Africa region represented 16% of total revenues in 2003, 14% of total revenues in 2002 and 13% of total revenues in 2001. No other international region had revenues equal to or greater than 10% of total revenues in 2003, 2002 or 2001. Revenues originated in each individual foreign country were less than 5% of total revenues during 2003, 2002 and 2001 with the exception of Canada in 2003 and 2002. Canada had revenues which comprised 5% of total revenues in both 2003 and 2002.

      Revenues attributable to the U.S. were $1,538.8 million in 2003, $1,378.4 million in 2002 and $1,536 million in 2001.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

(Unaudited)

      Summarized quarterly supplemental consolidated financial information for 2003 and 2002 are as follows (in thousands, except per share amounts):

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2003(a)
Total revenues	$460,256	$497,442	$624,094	$685,226
Operating income	51,783	50,220	(9,453)	24,043
Net income (loss)	38,479	36,534	(7,345)	17,376
Basic income (loss) per share	$0.12	$0.12	$(0.02)	$0.05
Shares used in basic per share computation	314,782	315,707	357,289	364,916
Diluted income (loss) per share	$0.12	$0.11	$(0.02)	$0.05
Shares used in diluted per share computation	319,831	318,630	357,289	374,543
2002(a)
Total revenues	$483,267	$482,212	$471,213	$512,256
Operating income	60,596	51,087	62,508	78,445
Net income	44,544	36,020	44,615	57,410
Basic income per share	$0.14	$0.12	$0.14	$0.18
Shares used in basic per share computation	307,990	310,617	312,214	313,170
Diluted income per share	$0.14	$0.11	$0.14	$0.18
Shares used in diluted per share computation	325,865	318,535	315,367	318,256

(a)	No cash dividends have been declared or paid in any period presented.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Statement of	Write-offs/	Acquisitions	Ending
Allowance for Doubtful Accounts:	Balance	Operations	Deductions	and Other	Balance

	(In thousands)
Year ended December 31, 2003	$24,540	$4,653	$(12,348)	$13,336	$30,181
Year ended December 31, 2002	$27,660	$11,009	$(13,510)	$(619)	$24,540
Year ended December 31, 2001	$38,928	$16,642	$(25,033)	$(2,877)	$27,660

INDEX TO EXHIBITS

Exhibit
Number	Description

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 to PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed on June 19, 2003).
(3)	Articles of Incorporation and Bylaws.
3.1	Restated Certificate of Incorporation of PeopleSoft, Inc. filed with the Secretary of State of the State of Delaware on May 24, 1995 (incorporated by reference to Exhibit 4.1 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-08575) filed July 22, 1996).
3.2	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 17, 1996 (incorporated by reference to Exhibit 4.2 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-08575) filed on July 22, 1996).
3.3	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on July 3, 1997 (incorporated by reference to Exhibit 3.3 to PeopleSoft, Inc.’s 1997 Annual Report on Form 10-K filed on March 30, 1998).
3.4	Certificate of Amendment to Certificate of Incorporation of PeopleSoft, Inc., as filed with the Secretary of State of the State of Delaware on June 29, 1998. (incorporated by reference to Exhibit 3.4 to PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-91111) filed on November 17, 1999).
3.5	Certificate of Designation as filed with the Secretary of State of the State of Delaware on March 24, 1998 (incorporated by reference to Exhibit 3.4 to PeopleSoft, Inc.’s 1997 Annual Report on Form 10-K filed on March 30, 1998).
3.6	Amended and Restated Bylaws of PeopleSoft, Inc. dated November 5, 2003 (incorporated by reference to Exhibit 3.2 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).
3.7	Specimen Certificate of PeopleSoft, Inc.’s Common Stock (incorporated by reference to Exhibit 1 to Amendment No. 1 to PeopleSoft, Inc.’s Registration Statement on Form 8-A filed on November 6, 1992).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
4.1	First Amended and Restated Preferred Shares Rights Agreement dated December 16, 1997 (incorporated by reference to Exhibit 1 to Amendment No. 1 to PeopleSoft, Inc.’s Registration Statement on Form 8-A/A filed on March 25, 1998).
4.2	Indenture (including forms of Notes), dated as of August 15, 1997, between The Vantive Corporation and Deutsche Bank AG, New York Branch, as trustee (incorporated by reference to Exhibit 4.1 to The Vantive Corporation’s Registration Statement on Form S-3 (No. 333-40449) filed on November 19, 1997).
4.3	Stock Option Agreement between PeopleSoft, Inc. and The Vantive Corporation dated as of October 11, 1999 (incorporated by reference to Exhibit 2.5 to PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-91111) filed on November 17, 1999).
4.4	Warrant Purchase Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.2 to PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed on December 22, 1995).
4.5	Registration Rights Agreement between PeopleSoft, Inc. and Goldman, Sachs & Co. dated October 30, 1995 (incorporated by reference to Exhibit 10.3 to PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed on December 22, 1995).
4.6	Warrant Agreement between PeopleSoft, Inc. and The First National Bank of Boston, as Warrant Agent, dated October 30, 1995 (incorporated by reference to Exhibit 10.1 to PeopleSoft, Inc.’s Registration Statement on Form S-3 (No. 33-80755) filed on December 22, 1995).

Exhibit
Number		Description

(10)		Material Contracts. Each marked with (1) is a compensatory contract, plan or other arrangement in which one or more directors and/or executive officers are eligible to participate.
10	.1(1)	PeopleSoft, Inc. Amended and Restated 1989 Stock Plan (incorporated by reference to Exhibit 99.1 to PeopleSoft, Inc.’s Registration Statement on Form S-8 filed on September 29, 2000) and forms of option agreements thereunder (incorporated by reference to Exhibit 10.1 to PeopleSoft, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 1999).
10	.2(1)	Amendment No. 1 to the PeopleSoft, Inc. Amended and Restated 1989 Stock Plan.
10	.3(1)	Amendment No. 2 to the PeopleSoft, Inc. Amended and Restated 1989 Stock Plan.
10	.4(1)	1992 Directors’ Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 10.3 to PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-53000) filed on October 7, 1992, Amendment No. 1 thereto filed on October 26, 1992, Amendment No. 2 thereto filed on November 10, 1992 and Amendment No. 3 thereto filed on November 18, 1992 and PeopleSoft, Inc.’s Registration Statement on Form S-1 (No. 33-62356) filed on May 7, 1993 (collectively, “PeopleSoft, Inc.’s Original S-1, as amended”)).
10	.5(1)	2000 Nonstatutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference the Exhibit 99 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-47000) filed on September 29, 2000).
10	.6(1)	Amended and Restated 2001 Stock Plan dated as of September 27, 2001(incorporated by reference to Exhibit 10.5 to PeopleSoft, Inc.’s 2001 Annual Report on Form 10-K filed on March 25, 2002).
10	.7(1)	2003 Directors Stock Plan (incorporated by reference to Exhibit 99.2 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-108791) filed on September 12, 2003).
10	.8(1)	The Vantive Corporation Amended and Restated 1991 Stock Option Plan (incorporated by reference to Exhibit 99.1 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-94833) filed on January 18, 2000).
10	.9(1)	The Vantive Corporation 1997 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 99.3 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-94833) filed on January 18, 2000).
10	.10(1)	TriMark Technologies, Inc. 1998 Director and Executive Officer Non-Statutory Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.1 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed with the Securities and Exchange Commission on May 6, 1999).
10	.11(1)	TriMark Technologies, Inc. 1995 Director and Executive Officer Stock Option Plan (as amended) and forms of option agreements thereunder (incorporated by reference to Exhibit 99.2 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed on May 6, 1999).
10	.12(1)	TriMark Technologies, Inc. 1995 Employees and Consultants Stock Option Plan and forms of option agreements thereunder (incorporated by reference to Exhibit 99.3 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed on May 6, 1999).
10	.13(1)	TriMark Technologies, Inc. 1993 Stock Option Plan (as amended) and form of option agreement thereunder (incorporated by reference to Exhibit 99.4 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-77911) filed on May 6, 1999).
10	.14(1)	Advanced Planning Solutions, Inc. 1998 Stock Plan (incorporated by reference to Exhibit 99 to PeopleSoft Inc.’s Registration Statement on Form S-8 (333-44224) filed on June 1, 2000).
10	.15(1)	Red Pepper Software Company 1993 Stock Option Plan, and forms of stock option agreement thereunder (incorporated by reference to Exhibit 2.1 to PeopleSoft, Inc.’s Form S-8 filed on October 24, 1996).
10	.16(1)	Teamscape Corporation 1998 Stock Plan (incorporated by reference to Exhibit 99.1 to PeopleSoft, Inc.’s Registration Statement on Form S-8 (No. 333-100575) filed on October 16, 2002).
10	.17(1)	J.D. Edwards & Company 1992 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to J.D. Edwards & Company’s Registration Statement on Form S-1 (No. 333-30701 filed on July 3, 1997 (the “JDE Form S-1”)).
10	.18(1)	J.D. Edwards & Company 1992 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.17 to the JDE Form S-1).

Exhibit
Number		Description

10	.19(1)	J.D. Edwards & Company 1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the JDE Form S-1 filed on August 8, 1997).
10	.20(1)	J.D. Edwards & Company 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to J.D. Edwards & Company’s Quarterly Report on Form 10-Q filed on June 4, 2003).
10	.21(1)	J.D. Edwards & Company YOUcentric 2000 Equity Compensation Plan (incorporated by reference to Exhibit 4.2 to J.D. Edwards & Company’s Registration Statement on Form S-8 (No. 333-75046) filed on December 13, 2001).
10	.22(1)	Employment Agreement between Craig Conway and PeopleSoft, Inc., dated May 10, 1999 (incorporated by reference to Exhibit 10.47 to PeopleSoft’s 1999 Annual Report on Form 10-K filed on March 30, 2000).
10	.23(1)	Employment Agreement dated January 30, 2004 by and between Craig Conway and PeopleSoft, Inc., (incorporated by reference to Exhibit (e)(11) to PeopleSoft’s Amendment No. 17 to Schedule 14D-9 filed on February 2, 2004).
10	.24(1)	Employment Contract between Guy Dubois and PeopleSoft France S.A., dated as of January 1, 2000, and addenda thereto dated as of January 1, 2000, and January 1, 2001 (incorporated by reference to Exhibit 10.45 to PeopleSoft Inc.’s 2001 Annual Report on Form 10-K filed on March 25, 2002).
10	.25(1)	PeopleSoft, Inc. Executive Deferred Compensation Plan, as amended and restated effective July 18, 2003.
10	.26(1)	Executive Severance Policy — Executive Vice Presidents, effective as of January 1, 2003 (incorporated by reference to Exhibit (e)(4) to PeopleSoft’s Amendment No. 7 to Schedule 14D-9 filed on August 22, 2003).
10	.27(1)	Executive Severance Policy — Senior Vice Presidents, effective as of January 1, 2003 (incorporated by reference to Exhibit (e)(5) to PeopleSoft’s Amendment No. 7 to Schedule 14D-9 filed on August 22, 2003).
10	.28(1)	Form of Indemnification Agreement entered into between PeopleSoft, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.6 to PeopleSoft, Inc.’s Original S-1, as amended).
10	.29(1)	Description of Bonus and Retention Arrangements For Executive Officers, dated January 13, 2004.
10.30		Assignment and Assumption Agreement and Acknowledgement and Consent dated as of September 30, 2003, by and among J.D. Edwards & Company, LLC (“JDE LLC”), PeopleSoft, Inc. (“PeopleSoft”) and Selco Service Corporation (“Selco”) (incorporated herein by reference to Exhibit 10.1 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10.31		Assignment and Assumption of Security Documents and Amendment to Memorandum of Lease (including Lease Supplement No. 1) (Phase I) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco(incorporated herein by reference to Exhibit 10.2 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10.32		Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease and Amendment to Memorandum of Ground Lease (Phases II/III) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco(incorporated herein by reference to Exhibit 10.3 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10.33		Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated herein by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10.34		Second Amendment to Definitions Appendix (Phase I) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank National Association (“KeyBank”) (incorporated herein by reference to Exhibit 10.5 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10.35		Second Amendment to Definitions Appendix (Phase II/III) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank(incorporated herein by reference to Exhibit 10.6 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

Exhibit
Number		Description

10.36		Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated herein by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).
10	.37 (1)	Amendment No. 3 to the PeopleSoft, Inc. Amended and Restated 1989 Stock Plan.
(16)		Letter re Change in Certifying Accountant.
16.1		Letter of Arthur Andersen LLP dated June 5, 2002 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to PeopleSoft, Inc.’s Form 8-K filed on June 6, 2002).
(21)		Subsidiaries of the Registrant.
21.1		Subsidiaries of PeopleSoft, Inc.
(23)		Consents of Experts and Counsel.
23.1		Independent Auditors’ Consent.
23.2		Notice of Consent of Arthur Andersen LLP, Independent Public Accountants.
(31)		Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)		Section 1350 Certifications.
32.1		Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.