Form 10-Q
period 2004-03-31
PEOPLESOFT INC
filed 2004-05-10
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [   ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

On May 4, 2004, the Registrant had 364,876,037 shares of common stock outstanding.

     PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$493,539	$439,385
Short-term investments and restricted cash	1,043,555	961,906
Accounts receivable, net	376,787	462,528
Income tax refund receivable	19,125	18,749
Deferred tax assets	51,043	58,630
Prepaid expenses and other current assets	68,267	69,997

Total current assets	2,052,316	2,011,195
Property and equipment, net	435,147	448,211
Long term investments	44,945	29,219
Deferred tax assets	51,279	42,049
Capitalized software, net	219,132	234,217
Goodwill	1,005,970	1,005,660
Other intangible assets	429,141	444,991
Other assets	8,872	9,186

Total assets	$4,246,802	$4,224,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,773	$51,190
Accrued liabilities	146,755	161,548
Restructuring reserves	56,818	75,062
Accrued compensation and related expenses	154,740	224,983
Income taxes payable	78,290	106,355
Short-term deferred revenues	649,861	588,590

Total current liabilities	1,139,237	1,207,728
Long-term deferred revenues	115,435	119,896
Other liabilities	38,253	37,655

Total liabilities	1,292,925	1,365,279
Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Common stock	3,922	3,776
Additional paid-in capital	2,581,801	2,508,995
Retained earnings	709,052	684,847
Treasury stock	(387,571)	(387,046)
Accumulated other comprehensive income	46,673	48,877

Total stockholders’ equity	2,953,877	2,859,449

Total liabilities and stockholders’ equity	$4,246,802	$4,224,728

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License fees	$130,886	$80,841
Maintenance revenue	296,850	199,921
Professional services revenue	215,383	179,494

Service revenue	512,233	379,415

Total revenues	643,119	460,256
Costs and expenses:
Cost of license fees	23,374	8,726
Cost of services	222,966	163,469
Sales and marketing expense	169,171	119,558
Product development expense	127,374	83,705
General and administrative expense	59,075	33,015
Restructuring, acquisition and other charges	8,229	—

Total costs and expenses	610,189	408,473

Operating income	32,930	51,783
Other income, net	5,100	6,966

Income before provision for income taxes	38,030	58,749
Provision for income taxes	13,825	20,270

Net income	$24,205	$38,479

Basic income per share	$0.07	$0.12
Shares used in basic income per share computation	361,866	314,782
Diluted income per share	$0.07	$0.12
Shares used in diluted income per share computation	370,776	319,831

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$24,205	$38,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,813	26,884
Provision for doubtful accounts	2,605	3,780
Tax benefits from employee stock transactions	7,955	1,956
(Benefit) provision for deferred income taxes	(1,949)	6,562
Gain on sales of investments and disposition of property and equipment, net	(100)	(649)
Non-cash stock compensation	3,396	2,304
Non-cash restructuring, acquisition and other charges	3,964	—
Changes in operating assets and liabilities:
Accounts receivable	87,607	41,742
Accounts payable and accrued liabilities	(32,667)	(11,509)
Accrued compensation and related expenses	(71,014)	(39,701)
Income taxes, net	(28,093)	(16,698)
Deferred revenues	59,217	21,015
Other	4,593	584

Net cash provided by operating activities	115,532	74,749
Investing activities:
Purchase of available-for-sale investments	(1,627,417)	(3,226,843)
Proceeds from sales and maturities of investments	1,529,144	3,123,799
Purchase of property and equipment	(15,195)	(86,695)

Net cash used in investing activities	(113,468)	(189,739)
Financing activities:
Net proceeds from employee stock transactions	60,901	30,068

Net cash provided by financing activities	60,901	30,068
Effect of foreign exchange rate changes on cash and cash equivalents	(8,811)	4,609

Net increase (decrease) in cash and cash equivalents	54,154	(80,313)
Cash and cash equivalents at beginning of period	439,385	319,344

Cash and cash equivalents at end of period	$493,539	$239,031

Supplemental disclosures:
Cash paid for interest	$205	$58
Cash paid for income taxes	$34,414	$28,675

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying financial statements for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. These financial statements are unaudited and in the opinion of management, include all necessary normal recurring and other adjustments for the fair presentation of the Company’s financial position, results of operations and changes in cash flows. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the accompanying financial statements. Despite the Company’s best effort to make these good faith estimates and assumptions, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

     These interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, these interim financial statements should be read in conjunction with the Consolidated Financial Statement filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Income Per Share

     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the number of potential dilutive common shares outstanding during the period, if dilutive. Potential dilutive common shares consist of shares issuable upon the exercise of stock options, restricted stock not yet vested, and shares issuable resulting from compensation withheld to purchase stock under the Company’s employee stock purchase plan, using the treasury stock method.

     The following table sets forth the computation of basic income per share and diluted income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$24,205	$38,479

Denominator:
Denominator for basic income per share - Weighted average shares outstanding	361,866	314,782
Employee stock options and other	8,910	5,049

Denominator for diluted income per share - Weighted average shares outstanding, assuming exercise of potential dilutive common shares	370,776	319,831

Basic income per share	$0.07	$0.12
Diluted income per share	$0.07	$0.12

      The following table sets forth the potential dilutive common shares that were excluded from the diluted income per share computations because the exercise prices were greater than the average market price of the common shares during the period or were otherwise not dilutive (in millions):

	Three Months Ended March 31,
	2004	2003
Employee stock options	35.7	44.5
Unvested restricted stock	0.7	0.8

Total shares excluded	36.4	45.3

     The weighted average exercise prices of the employee stock options that are antidilutive for the three months ended March 31, 2004 and 2003 were $30.30 and $27.89 per share.

     On January 12, 2004, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock, par value $0.01 per share, in the open market or through privately negotiated purchases or otherwise, depending on market prices and other conditions. During the quarter ended March 31, 2004, no common stock was repurchased under this program.

3. Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts). The 2003 pro forma disclosure has been revised to correct the pro forma foreign tax benefits associated with stock options.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$24,205	$38,479
Add: Stock-based employee compensation expense included in reported net income, net of tax	3,097	2,080
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(32,751)	(43,706)

Pro forma net loss	$(5,449)	$(3,147)

Basic income (loss) per share
As reported	$0.07	$0.12
Pro forma	$(0.02)	$(0.01)
Diluted income (loss) per share
As reported	$0.07	$0.12
Pro forma	$(0.02)	$(0.01)

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

	ESPP		Options
	Three Months Ended March 31,
	2004	2003	2004	2003
Expected life (in years)	0.50	0.50	3.18	3.18
Expected volatility	0.32	0.58	0.77	0.91
Risk free interest rate	1.02%	1.22%	2.17%	2.12%

4. Comprehensive Income

     Comprehensive income primarily includes net income, unrealized gains or losses on investments, mark-to-market adjustments on interest rate swap transactions, and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$24,205	$38,479
Other comprehensive income:
Net unrealized gain (loss) on investments	455	(579)
Foreign currency translation adjustments	(2,659)	5,798
Interest rate swap transactions:
Net unrealized loss on cash flow hedges	—	(58)
Reclassification adjustment for earnings recognized during the period	—	1,235

Comprehensive income	$22,001	$44,875

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

     During the three months ended March 31, 2004 and 2003, the Company recorded net foreign currency transaction losses of $2.0 million and $0.2 million, respectively. At March 31, 2004, each of the foreign exchange contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2004.

     At March 31, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Foreign Currency	Amount
British pounds	$11.9
Hong Kong dollars	10.3
Singapore dollars	7.2
New Zealand dollars	3.3
Taiwanese dollars	1.3
Swedish krona	0.8

$34.8

     At March 31, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Foreign Currency	Amount
Euros	$33.5
Mexican pesos	13.4
Canadian dollars	22.4
Japanese yen	4.5
Australian dollars	3.2
Danish krone	0.6
Swedish krona	0.5

$78.1

     At March 31, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Foreign Currency	Amount
Euros	$12.7
Singapore dollars	8.4
Canadian dollars	2.3
Chilean pesos	0.7
Australian dollars	0.6
Tiawanese dollars	0.4

$25.1

     At March 31, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Foreign Currency	Amount
British pounds	$1.4
Japanese yen	0.8
Swiss francs	0.7
Swedish krona	0.4
South African rand	0.4

$3.7

Interest Rate Swap Transactions

     The Company used interest rate swap transactions to manage its exposure to interest rate changes on synthetic lease obligations related to certain of its headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175.0 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70.0 million, and concurrently, swaps with an aggregate notional principal amount of $70.0 million matured. In the second quarter of 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105.0 million. As a result of this transaction, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105.0 million. Included in “Accumulated other comprehensive income” at March 31, 2003 was a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. In the second quarter of 2003, $0.9 million (after-tax) was reclassified from accumulated other comprehensive income into earnings by making scheduled swap payments and $0.9 million (after-tax) was recognized as a realized loss that was reclassified from accumulated other comprehensive income into earnings upon the termination of the remaining interest rate swap agreements.

Concentrations of Credit Risk

     The Company does not have a significant concentration of credit or operating risk in any one investment, industry or geographic region within or outside of the United States.

6. Restructuring Reserves

Third Quarter 2003 Restructuring Plan

     During the third quarter of 2003, in connection with the acquisition of J.D. Edwards & Company (J.D. Edwards), management approved and initiated plans to restructure the pre-acquisition operations of PeopleSoft to eliminate certain duplicative activities and reduce the Company’s cost structure. Consequently, from the date of the J.D. Edwards acquisition through March 31, 2004, the Company has recorded approximately $27.6 million of restructuring charges including costs for employee severance, acquisition-related employee retention, vacating duplicate facilities and contract terminations. Approximately 200 pre-acquisition PeopleSoft employees were terminated under this restructuring plan. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. These costs are accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) or Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” and are recorded as a charge to the results of operations in “Restructuring, acquisition and other charges.” Future cash payments related to these restructuring reserves for employee costs are expected to be made through October 2004. Future cash payments related to these restructuring reserves for payments related to facilities obligations, contract terminations and other items are expected to be made through March 2012. The remaining $7.6 million restructuring liability at March 31, 2004 related to exiting certain pre-acquisition activities of the Company is a cash obligation.

     The following table sets forth the activity in the Company’s restructuring reserves accounted for under SFAS 146 or SFAS 112 for the three months ended March 31, 2004, for reserves established during 2003, as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition operations of PeopleSoft. These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands).

	Employee	Facilities
	Costs	Costs	Total
Balance as of December 31, 2003	$9,833	$1,840	$11,673
Restructuring costs relating to the J.D. Edwards plan	2,351	5,878	8,229
Cash payments	(7,767)	(445)	(8,212)
Non-cash items	(101)	(3,957)	(4,058)

Balance as of March 31, 2004	$4,316	$3,316	$7,632

     Additionally, from the date of the J.D. Edwards acquisition through March 31, 2004, the Company recorded approximately $95.8 million of restructuring costs in connection with exiting certain pre-acquisition activities of J.D. Edwards including employee severance costs, change in control payments, costs of vacating duplicate facilities, contract termination costs and other costs. These costs have been accounted for under Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Approximately 600 pre-acquisition J.D. Edwards employees were terminated under this restructuring plan. Terminated employees entitled to receive severance and change in control payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. Change in control payments are made to employees covered by a plan established by J.D. Edwards and subsequently assumed by PeopleSoft upon the completion of the merger. The change in control plan provides for specified severance and other change in control-related benefits to participants in the plan. The change in control plan covered 197 senior management employees. Future cash payments related to restructuring reserves for employee costs are expected to be made through January 2005. Future cash payments related to facilities obligations are expected to be made through January 2008. The remaining $43.7 million restructuring liability at March 31, 2004 related to exiting certain pre-acquisition activities of J.D. Edwards is a cash obligation.

     The following table sets forth the activity in the Company’s restructuring reserves accounted for under EITF 95-3, for the three months ended March 31, 2004, for reserves established during 2003, as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition activities of J.D. Edwards. These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands).

			Contract
	Employee	Facilities	Termination and
	Costs	Costs	Other Costs	Total
Balance as of December 31, 2003	$16,690	$30,564	$9,736	$56,990
Restructuring costs relating to the J.D. Edwards plan	583	—	(225)	358
Cash payments	(11,106)	(2,096)	—	(13,202)
Non-cash items	(268)	(146)	—	(414)

Balance as of March 31, 2004	$5,899	$28,322	$9,511	$43,732

Second Quarter 2003 Restructuring Plan

     During the second quarter of 2003, the Company recorded pretax restructuring charges of $13.2 million. These restructuring charges consisted of employee severance charges, the fair value of lease obligations associated with the closure of an office facility and leasehold improvement impairment charges. Approximately 149 employees were terminated under this restructuring plan. These costs are accounted for under SFAS 146 or SFAS 112 and have been included as a charge to the results of operations in “Restructuring, acquisition and other charges.” Terminated individuals receiving payments under this restructuring plan primarily consisted of general and administrative, consulting, and sales and marketing employees. Future cash payments related to these restructuring reserves are expected to be made through October 2005. The remaining $5.1 million second quarter 2003 restructuring plan liability at March 31, 2004 is a cash obligation.

     The following table sets forth the activity in the Company’s restructuring reserves accounted for under SFAS 146 or SFAS 112 for the three months ended March 31, 2004 for reserves established under the second quarter 2003 Restructuring Plan. These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands).

	Employee	Facilities
	Costs	Costs	Total
Balance as of December 31, 2003	$38	$5,843	$5,881
Cash payments	—	(818)	(818)
Non-cash items	—	63	63

Balance as of March 31, 2004	$38	$5,088	$5,126

     The following table sets forth the activity in the Company’s restructuring reserves established prior to 2003 and accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” for the three months ended March 31, 2004. These reserves are included in “Restructuring reserves” in the accompanying consolidated balance sheets (in thousands).

Facilities
Costs
Balance as of December 31, 2003	$518
Cash payments	(190)

Balance as of March 31, 2004	$328

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

     The following table sets forth the activity in the Company’s product and service warranty reserve, which is included in “Accrued liabilities,” for the three months ended March 31, 2004 (in thousands):

Total
Balance as of December 31, 2003	$18,828
Expense related to new claims	3,289
Reduction in expense related to changes in estimates	(3,188)
Closed warranty claims, net of recoveries	470

Balance as of March 31, 2004	$19,399

8. Business Combinations

     Pursuant to an Amended and Restated Agreement and Plan of Merger with J.D. Edwards dated June 16, 2003, the Company acquired approximately 85% of the outstanding stock of J.D. Edwards on July 18, 2003 pursuant to an exchange offer and the remaining shares on August 29, 2003.

     J.D. Edwards offered enterprise software as well as consulting, education and support services. The Company’s Board of Directors (“Board”) approved the offer and the merger and believed that the offer and the merger would provide the Company with increased breadth and depth across the Company’s products, market segments and industry coverage. The Company’s Board believed that J.D. Edwards’ expertise in manufacturing and distribution applications would strengthen the Company’s enterprise application suite. In addition, the Board believed that J.D. Edward’s mid-market focused applications and AS/400 based solutions would be additive to the Company’s Internet-based enterprise application suite.

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

     The Company exchanged options to purchase J.D. Edwards common stock held by J.D. Edwards employees with options to purchase PeopleSoft common stock at a rate of 0.43 PeopleSoft share per J.D. Edwards share. Each exchanged PeopleSoft option retained the same vesting characteristics as the J.D. Edwards option it replaced and each J.D. Edwards option holder will receive $7.05 per share upon exercise in addition to the PeopleSoft shares.

     The aggregate purchase price was approximately $2 billion, which consisted of approximately $875 million in cash, $959.6 million in PeopleSoft common stock and stock options (net of deferred compensation), $95.8 million in restructuring costs (Note 6, “Restructuring Reserves”) and $27.3 million in deal costs and other liabilities, which primarily consist of fees paid for legal, accounting and financial advisory services. A total of 53,366,059 shares of PeopleSoft common stock were issued in the transaction. The value of the stock issued to tendering J.D. Edwards shareholders was based upon the average of the closing prices of one share of the Company’s common stock for a few days before and after the amended terms of the merger were agreed to and announced, which was $17.22. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.

     The intrinsic value allocated to the unvested J.D. Edwards options assumed in the exchange was approximately $6.8 million at the date of the merger and was recorded as deferred compensation in the purchase price allocation. Option holders having options with strike prices of $7.05 (J.D. Edwards pre-merger price) or less were given 0.43 shares of the Company’s common stock plus $7.05 less the exercise price and any applicable taxes, in order to retire these options.

     In allocating the purchase price based on estimated fair values, the Company recorded approximately $951 million of goodwill, $477 million of amortizable purchased intangible assets, $491 million of net tangible assets, $226 million of capitalized software, $127 million of deferred tax liabilities, $75 million of deferred revenue, and $15 million of in-process research and development. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost pending finalization of restructuring costs related to estimated involuntary termination of employees and facility related costs.

Pro Forma Financial Information (unaudited)

     The unaudited financial information in the table below summarizes the combined results of operations of PeopleSoft and J.D. Edwards, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The impact of the restructuring charges associated with the acquisition have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented. The unaudited pro forma condensed combined statement of operations for the three months ended March 31, 2003 combines the historical results for PeopleSoft for the three months ended March 31, 2003 and the historical results for J.D. Edwards for the three months ended January 31, 2003. The following amounts are in thousands, except per share amounts.

Three Months
Ended March
31, 2003
Revenues	$629,187
Net loss	$(8,306)
Basic and diluted loss per share	$(0.02)

9. Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. The following table sets forth the carrying amount of goodwill (in thousands):

	North
	America	International	Total
Balance as of December 31, 2003	$1,003,668	$1,992	$1,005,660
J.D. Edwards restructuring reserve adjustments (Note 6, “Restructuring Reserves”).	358	—	358
Foreign currency translation	—	(48)	(48)

Balance as of March 31, 2004	$1,004,026	$1,944	$1,005,970

     Goodwill acquired during the three months ended March 31, 2004 primarily relates to additional restructuring costs incurred under the Third Quarter 2003 Restructuring Plan accounted for under EITF 95-3. Refer to Note 6, “Restructuring Reserves” for further information.

     At March 31, 2004, identifiable intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net Carrying
Identifiable Intangible Assets	Value	Amortization	Amount
Capitalized software	$310,881	$91,749	$219,132
Patented technology	61,190	8,992	52,198
Customer contracts and related relationships	106,600	11,104	95,496
Maintenance agreements and related relationships	306,231	24,784	281,447
Non-compete agreements	1,500	1,500	—

Balance as of March 31, 2004	$786,402	$138,129	$648,273

     At December 31, 2003, identifiable intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net Carrying
Identifiable Intangible Assets	Value	Amortization	Amount
Capitalized software	$310,881	$76,664	$234,217
Patented technology	61,190	5,927	55,263
Customer contracts and related relationships	106,600	7,249	99,351
Maintenance agreements and related relationships	306,231	15,917	290,314
Non-compete agreements	1,500	1,437	63

Balance as of December 31, 2003	$786,402	$107,194	$679,208

     Total expected future annual amortization related to intangible assets is set forth in the table below (in thousands):

Estimated Amortization Expense
For the year ended 12/31/04 (remaining nine months)	$90,290
For the year ended 12/31/05	115,417
For the year ended 12/31/06	113,689
For the year ended 12/31/07	109,152
For the year ended 12/31/08	87,590
Thereafter	132,135

$648,273

10. Customer Assurance Program

     On June 6, 2003, Oracle Corporation (“Oracle”) announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle tender offer”). The tender offer formally commenced June 9, 2003, and on June 18, 2003 Oracle amended the offer to increase the purchase price from $16.00 to $19.50 per share. On February 4, 2004, Oracle increased its offer price to $26 per share, or approximately $9.5 billion in the aggregate.

     In response to Oracle’s public statements about its intent to discontinue PeopleSoft’s products, and to minimize a potential loss of business during the Oracle tender offer, PeopleSoft implemented a customer assurance program. This program, which has currently been extended until the earlier of the date that Oracle terminates its tender offer or June 30, 2004, incorporates a contingent change in control provision to its standard perpetual licensing arrangement. That provision provides customers who purchase application licenses with financial protection in the circumstances described below. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees, and the multiple increases as the fees increase. The specific criteria which have to be met before a payment is due under the customer assurance program vary in some respects among each of four versions of the language used in 2003 and 2004. A payment will be generally due under the customer assurance program if each of the following events occur:

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

     The table below sets forth for each version of the customer assurance program the dates during which such version was implemented in customer contracts and the potential maximum payments, as of March 31, 2004, under the contracts containing language from each such version. As of March 31, 2004, the aggregate maximum potential amount of future liability under the customer assurance program was approximately $1.96 billion.

Amount of
Maximum
Version	Dates Offered to Customers*	Potential Liability
Version One	6/03/2003 to 9/12/2003	$670.3 million
Version Two	9/12/2003 to 9/30/2003	$170.1 million
Version Three	9/30/2003 to 11/7/2003	$39.8 million
Version Four	11/18/2003 to present	$1,083.9 million

	Total Amount of Maximum Potential Liability:	$1.96 billion

*	Some contracts originally submitted to customers prior to these end dates were executed following such dates.

11. Commitments and Contingencies

Synthetic Leases

     The Company assumed leases on four office buildings in Denver, Colorado (the “Denver Campus”) as a result of the acquisition of J.D. Edwards. The Denver Campus was constructed on land originally owned by J.D. Edwards and is leased under operating leases, which commenced in 1997 and 1998. The Company has three six-year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks has provided debt and equity financing of $121.2 million for the purchase and construction costs of the buildings. The lease payment obligations are based on a return on the lessor’s costs. The Company also has an option to refinance or purchase the leased properties at its sole discretion during the terms of the leases for approximately $121.2 million. In the event that the Company does not exercise its option to refinance or purchase the leased properties, it must guarantee the residual value of each building up to approximately 85% of the bank financing of $121.2 million. The Company has evaluated the fair value of the Denver Campus and determined that at March 31, 2004 it is not probable that the value of the property at the end of the lease term will be less than the residual value guaranteed by the Company and as a result the Company does not believe that it will be called upon to perform under the residual guarantee. On April 2, 2004, one of the three master lease agreements terminated and the Company exercised its option to purchase two buildings for a net purchase price of $58.6 million. The Company is currently considering cash purchases of the remaining office buildings totaling $62.6 million as the leases come due. The leases for the remaining buildings terminate during the third and fourth quarters of 2004.

     The Company can elect to reduce the interest rate used to calculate its lease expense by collateralizing the Denver Campus financing arrangements with investments. At March 31, 2004, investments totaling $123.5 million were designated as collateral for these leases. The Company may withdraw the funds used as collateral, excluding restricted amounts, at its sole discretion provided that it is not in default under the lease agreements. At March 31, 2004, funds used as collateral in the amount of $88.1 million were available for withdrawal. At March 31, 2004, the Company was in compliance with the covenants, representations, and warranties required under the lease agreements. Subsequent to the purchase of the buildings subject to one of the master leases on April 2, 2004, restricted cash of approximately $12.3 million designated as collateral for that lease became unrestricted.

Customer Indemnification

     From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. In addition, the Company, on rare occasions offers to its customers indemnity for personal injury and property damage that may result from the actions of the Company’s employees. As of March 31, 2004, the Company had no material claims or pending material litigation alleging that the Company’s products infringe the intellectual property rights of any third parties or asserting that the Company has any payment obligation on these customer indemnification provisions.

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

     Document discovery has commenced in the consolidated Delaware actions and is being coordinated with the discovery in the action filed against PeopleSoft by Oracle in Delaware and PeopleSoft’s action filed against Oracle in California. No trial date has yet been set in the Delaware actions.

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

     Discovery in this action is proceeding and is being coordinated with the stockholder actions against PeopleSoft in Delaware, discussed above, and PeopleSoft’s action against Oracle in California, discussed below. No trial date has yet been set in this action.

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

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

     On June 13, 2003, PeopleSoft filed an action in the California Superior Court for the County of Alameda against Oracle and Pepper Acquisition Corp. and unnamed defendants affiliated with the two named defendants (Case No. RG03101434).

     On December 12, 2003, the Company filed a second amended complaint, incorporating claims formerly pursued by J.D. Edwards, which is now a subsidiary of the Company. In this lawsuit, we allege that in connection with Oracle’s tender offer, the defendants have engaged in: (i) untrue and misleading advertising in violation of California’s Business & Professions Code; (ii) unlawful disparagement of the Company’s products and services; (iii) unlawful interference with the Company’s relationships with its customers and prospective customers; and (iv) unfair trade practices in violation of California’s Business & Professions Code. The Company’s second amended complaint, portions of which have been filed with the California Court under seal, alleges new facts about what the Company believes are Oracle’s ongoing acts of unfair trade practices and attempts to eliminate PeopleSoft as a competitor, and Oracle’s deliberate campaign to mislead our customers about Oracle’s plans to terminate our products and force customers to migrate to Oracle systems. The Company seeks injunctive relief precluding Oracle from engaging in unfair trade practices and other unlawful actions, and from proceeding with the tender offer. The Company also seeks restitution and damages, including damage caused to J.D. Edwards. On January 20, 2004, Oracle demurred to the second amended complaint, which the court overruled on February 25, 2004.

     On March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and members of its board, alleging, among other things, that they acted illegally in refusing to accept Oracle’s tender offer and in implementing the Customer Assurance Program. The cross-complaint alleges causes of action for interference with prospective economic advantage and violations of various sections of California’s Civil Code and Business & Professions Code. Oracle seeks damages, restitution, punitive damages, and injunctive and equitable relief. PeopleSoft and the board members filed an answer to the cross-complaint on April 29, 2004, denying the allegations of the cross-complaint and asserting several affirmative defenses. The Company and the board members believe that the claims and allegations asserted in the cross-complaint are without merit, and intend to vigorously defend against them.

     On May 5, 2004, the court issued an order setting a jury trial in the action to commence on November 1, 2004.

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

12. Segment Information

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

     Accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the three months ended March 31, 2004 and 2003 (in thousands):

	Operating Segments
2004	North America	International	Other	Total
Revenues	$447,481	$195,638	$—	$643,119
Cost of revenues	221,377	107,670	—	329,047

Segment margin	$226,104	$87,968	$—	$314,072

Operating expenses			$281,142	$281,142

Operating income				$32,930

	Operating Segments
2003	North America	International	Other	Total
Revenues	$350,655	$109,601	$—	$460,256
Cost of revenues	159,479	68,536	—	228,015

Segment margin	$191,176	$41,065	$—	$232,241

Operating expenses			$180,458	$180,458

Operating income				$51,783

     Revenues from the Europe/Middle-East/Africa region represented 19% and 14% of revenues, respectively, for the three months ended March 31, 2004 and 2003. No other international region had revenues equal to or greater than 10% the three months ended March 31, 2004 and 2003. Revenues originated in each individual foreign country were less than 5% of total revenues during the three months ended March 31, 2004 and 2003 with the exception of Canada. Canada had revenues which comprised 5% of total revenues for the three months ended March 31, 2003.

     For the three months ended March 31, 2004 and 2003, revenues attributable to the U.S. were $421.1 million and $324.4 million, respectively.

13. Recently Issued Accounting Standards

     In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains descriptions of our expectations regarding our future results and trends affecting our business and other forward-looking statements, all of which are subject to risks and uncertainties. Use of the future tense and words such as “anticipate,” “believe,” “estimate,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft, Inc. are intended to identify such forward-looking statements. The forward-looking statements made in this Quarterly Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results in particular are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of risks and uncertainties and other factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” starting on page 33. We undertake no obligation to update the information contained in this Quarterly Report.

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

Business Environment

     Our revenues for the first quarter of 2004 increased relative to the same period last year, due in part to an improving economic environment and the addition of new product offerings from the acquisition of J.D. Edwards. While the global economy appears to be improving modestly, the tentative nature of the recovery continues to limit sales of licenses to new and existing customers resulting in longer customer sales cycles.

Financial Highlights for the first quarter of 2004

•	Our total revenues for the first quarter of 2004 were $643 million, a 40% increase over the first quarter of 2003. License fees increased by $50.0 million. The growth in license fees is due to the licensing of EnterpriseOne and World software as a result of the expansion of our product families and improved customer purchasing behavior. Additionally, we saw an increase in maintenance fees of $96.9 million due to an increased installed base and an increase in our professional services revenue of $35.9 million as we continued to win new customers for PeopleSoft’s consulting organization.

•	Our net income decreased to $24 million for the first quarter of 2004 from $38 million for the first quarter of 2003. The primary reason for the decrease is the impact of purchase accounting charges resulting from the acquisition of J.D. Edwards & Company (“J.D. Edwards”) relating to the amortization of capitalized software and other intangible assets of $16.6 million (after tax) and restructuring charges of $5.1 million (after tax). We also incurred $12.8 million ($8.2 million after tax) of expenses responding to Oracle’s tender offer.

•	Cash provided by operations in the first quarter of 2004 was approximately $116 million. During the first quarter of 2004, our cash and investment balances increased by $151.5 million to $1.58 billion.

Integration of J.D. Edwards & Company

     We acquired J.D. Edwards in the third quarter of 2003 for approximately $2 billion, making PeopleSoft the second largest provider of enterprise application software in the world based on total revenues for the first quater of 2004. We now have over 12,000 customers and approximately 11,800 employees. The combined company:

•	is a leader in both the mid-sized and large enterprise market-segments with three product families of high quality enterprise applications: PeopleSoft Enterprise, PeopleSoft EnterpriseOne and PeopleSoft World. (PeopleSoft EnterpriseOne and PeopleSoft World applications are primarily comprised of the former J.D. Edwards 5 and J.D. Edwards World Software applications.)

•	is a recognized leader in serving the enterprise software needs of service related industries including: financial services, communications, healthcare, education and government. PeopleSoft is also a leading provider to manufacturing and distribution related industries including: industrial and wholesale distribution, consumer products, pulp and paper manufacturing, life sciences and the construction industry.

     In the first quarter of 2004, we continued to focus on the integration of J.D. Edwards into PeopleSoft. During the first quarter of 2004, we successfully completed the integration of the worldwide sales force to provide a consistent approach and methodology to our selling efforts. Additionally, the professional services organization integration was completed, and as a result, we are utilizing a consistent global services delivery model. The integration of our various administrative and financial functions continues to move ahead on schedule and is expected to be substantially complete in mid-2004.

     As of March 31, 2004, we were ahead of our internal planned cost reduction schedule targets and we remain confident in our stated objective of achieving $167 to $207 million in revenue and cost synergies in 2004 as a part of the J.D. Edwards integration plan.

Oracle Tender Offer

     On June 9, 2003, following our announcement to acquire J.D. Edwards, Oracle Corporation (“Oracle”) launched a hostile tender offer of $16.00 per share to acquire PeopleSoft. On June 18, 2003, Oracle increased its bid to $19.50 per share. On June 12, 2003 and again June 19, 2003, based upon a recommendation from the Transaction Committee of our Board of Directors, our Board of Directors unanimously recommended that our stockholders reject the offer because the Board believed that the offer would face prolonged regulatory delays, with a significant likelihood that the offer would not be allowed to proceed and that Oracle’s offers significantly undervalued PeopleSoft. On February 4, 2004, Oracle amended its offer to increase the purchase price from $19.50 to $26.00 per share. On February 7, 2004, based upon the recommendation of the Transaction Committee, the Board unanimously recommended that our stockholders reject the revised offer because the Board believed the offer is inadequate from a financial point of view and does not reflect PeopleSoft’s real value, and the proposed combination of PeopleSoft and Oracle continues to face substantial regulatory scrutiny in both the United States and Europe and there is a significant likelihood that the transaction will be prohibited under antitrust law.

     On February 26, 2004, the United States Department of Justice (“DOJ”), joined by the states of Texas, Hawaii, Maryland, Massachusetts, Minnesota, New York and North Dakota filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The plaintiffs allege that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. On April 7, 2004, a motion to amend the DOJ’s complaint was filed to add as plaintiffs the states of Connecticut, Michigan and Ohio. A trial date has been set for June 7, 2004.

     On February 13, 2004, the European Commission announced that the four-month schedule of the second stage of its investigation had resumed and that the provisional deadline by which the European Commission must decide whether it will challenge the proposed acquisition is May 11, 2004. On April 14, 2004, this deadline was extended indefinitely pending receipt of information requested from Oracle by the European Commission.

     On January 23, 2004, Oracle nominated a slate of five directors to be voted upon at our annual meeting, including one director to fill a seat to be created by Oracle’s proposed amendment to our Bylaws to increase the size of our Board of Directors to nine directors. On February 26, 2004, Oracle announced that, in light of the Department of Justice’ lawsuit, it was withdrawing its slate of nominees and would not be soliciting proxies for use at the annual meeting. On February 26, 2004, Oracle also announced extension of the expiration date of its tender offer to June 25, 2004 and its intention to defend against the Department of Justice’ lawsuit. The Oracle tender offer will continue to be a distraction to management until the outcomes of the U.S. antitrust litigation and European review are known.

     The recommendations to stockholders by the PeopleSoft Board of Directors are discussed and included in PeopleSoft’s Solicitation/ Recommendation Statement on Schedule 14D-9 and the amendments thereto filed with the SEC. These documents can be obtained without charge at www.sec.gov and www.peoplesoft.com. Our stockholders should read these filings as they contain important information about the Oracle tender offer and the Board’s recommendations. From June 6, 2003 through March 31, 2004 we spent over $55 million in investment banking, legal and other fees and a significant amount of internal resources to respond to the tender offer and the related lawsuits. During the first quarter of 2004, we spent $12.8 million in investment banking, legal and other fees and a significant amount of internal resources to respond to the tender offer and the related lawsuits. See Part II, Item 1 — Legal Proceedings. It is not possible to predict the amount of money or internal resources that will be required to respond to the Oracle tender offer in the future.

RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues and the percentage of period-over-period growth represented by line items in our consolidated statements of operations:

	Quarters Ended March 31,
	Percentage of Dollar	Percentage of Total
	Change Quarter Over Quarter	Revenues
	2004/2003	2004	2003
Revenues:
License fees	62%	20%	18%
Maintenance revenue	48	46	43
Professional services revenue	20	34	39

Total revenues	40	100	100
Costs and expenses:
Cost of license fees	168	4	2
Cost of services	36	35	36
Sales and marketing expense	41	26	26
Product development expense	52	20	18
General and administrative expense	79	9	7
Restructuring, acquisition and other charges	NM	1	—

Total costs and expenses	49	95	89

Operating income	(36)	5	11
Other income, net	(27)	1	1

Income before provision for income taxes	(35)	6	12
Provision for income taxes	(32)	2	4

Net income	(37)	4%	8%

Diluted income per share	(42)%

NM — Not meaningful

     Net income decreased $14.3 million or 37% from $38.5 million in the first quarter of 2003 to $24.2 million in the first quarter of 2004. Diluted income per share decreased from $.12 per share in the first quarter of 2003 to $.07 per share in the first quarter of 2004.

Revenues

License Fee Revenues

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
License fees	$130,886	$80,841
Percentage of revenue	20%	18%
Change from prior year	62%

     Our software products generally are licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees increased by 62% in the first quarter of 2004 as compared to the first quarter of 2003 driven by an improving economic climate and the addition of the EnterpriseOne product family to our product offerings. Partially offsetting this increase was more seasonality in the EnterpriseOne side of our business than we anticipated. In the first quarter of 2004 we added 120 new customers compared to 72 in the same quarter last year. In the first quarter of 2003, we experienced lower license revenue primarily due to the war in Iraq and the continued global economic downturn. In the coming quarters, we expect to see continued growth in our license revenue due to a strengthening of the economy and due to seasonal increases in license purchases by new and existing customers.

Services Revenues

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
Maintenance revenue	$296,850	$199,921
Percentage of revenue	46%	43%
Change from prior year	48%

Professional services revenue	$215,383	$179,494
Percentage of revenue	34%	39%
Change from prior year	20%

     Our services revenue consists of software maintenance fees and professional services fees, which includes consulting fees, customer training fees, hosting fees and other miscellaneous fees.

     The increase in maintenance revenue in the first quarter of 2004 compared to the same period last year is primarily attributable to the growth of our installed base of software applications, arising from sales to both new and existing customers. As a result of the acquisition of J.D. Edwards in 2003, our installed base of customers has grown considerably. The first quarter 2004 maintenance revenue includes an increase of 588 installed customers over the first quarter of 2003. In accordance with the purchase method of accounting, we were required to record J.D. Edwards deferred maintenance revenue at fair value as of the acquisition date reducing our maintenance revenue related to that expanded customer base by $24.4 million in the first quarter of 2004. As the former J.D. Edwards customers having deferred maintenance balances as of the acquisition date renew their contracts during the remainder of 2004, we expect to realize increased revenues without any additional costs.

     The increase in professional service revenue in the first quarter of 2004 is primarily due to additional consulting revenue attributed to the addition of the PeopleSoft EnterpriseOne and PeopleSoft World product families. Changes in license revenues during a given quarter may adversely impact our future services revenue, since professional services are typically related to our licensing activity in prior quarters.

     Our ability to maintain or increase maintenance or professional services revenue in the future depends primarily on our ability to increase our installed customer base, renew maintenance agreements, and to maintain or increase the number or size of our professional services engagements.

Revenues by Segment

     The Company’s chief operating decision maker is its President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. First quarter 2004 revenues by geographic segment from external customers were:

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
North America	$447,481	$350,655
International	195,638	109,601

Total revenues	$643,119	$460,256

     Total revenues from the North America segment increased by 28% in the first quarter of 2004 from the first quarter of 2003. As a percentage of total segment revenues, revenues from the North America segment were 70% in the first quarter of 2004 and 76% in the first quarter of 2003. Total revenues from the International segment increased by 79% in the first quarter of 2004 from the first quarter of 2003. As a percentage of total segment revenues, revenues from the International segment were 30% in the first quarter of 2004 and 24% in the first quarter of 2003. The increase in revenues from the first quarter of 2003 to the first quarter of 2004 resulted primarily from the acquisition of J.D. Edwards and strength in the PeopleSoft Enterprise product family sales.

     In the North America segment, revenues attributable to the United States were $421.1 million in the first quarter of 2004 and $324.4 million in the first quarter of 2003. Also, in the North America segment, Canada had revenues which comprised 5% of total revenues in the first quarter of 2003. Revenues in the International segment attributed to the Europe/Middle-East/Africa region represented 19% of total revenues in the first quarter of 2004 and 14% of total revenues in the first quarter of 2003. No other international region had revenues equal to or greater than 10% of total revenues in the first quarter of 2004 or 2003. Revenues originating in each individual foreign country were less than 5% of total revenues during the first quarter of 2004 and 2003 with the exception of Canada. Canada had revenues which comprised 5% of total revenues for the three months ended March 31, 2003.

Costs and Expenses

Cost of Licenses Fees

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
Cost of license fees	$23,374	$8,726
Percentage of revenue	4%	2%
Change from prior year	168%

     Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party products and technology. Costs of license fees consist principally of royalties, license fees for certain third party software products, amortization of capitalized software and product warranty costs. The first quarter of 2004 increase of 168% primarily results from $11.3 million in amortization costs for the capitalized software acquired in the J.D. Edwards acquisition and from $2.4 million in the cost of license fees associated with changes in the mix of royalty bearing license contracts and the increase in our license revenues in the same period.

Cost of Services

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
Cost of services	$222,966	$163,469
Percentage of revenue	35%	36%
Change from prior year	36%

     Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing professional services and support. Cost of services increased by 36% in the first quarter of 2004 as compared to the first quarter of 2003, primarily due to the expansion of the support organization arising from the larger installed base created by the J.D. Edwards acquisition and the expansion of the professional services activities and organization. Cost of services also increased in the first quarter of 2004 due to the amortization of acquired intangible assets of $8.8 million for maintenance relationships and consulting agreements. Partially offsetting these cost of services increases were lower compensation costs of $4.0 million due to a decrease in discretionary bonus expense. Cost of services as a percentage of services revenues was 35% in 2004 and 36% in 2003. If the demand for services from new and existing customers for installation, consulting, maintenance and training services increases over the next several quarters, we anticipate that our cost of services may also increase.

Sales and Marketing Expense

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
Sales and marketing	$169,171	$119,558
Percentage of revenue	26%	26%
Change from prior year	41%

     The increase in sales and marketing expense in the first quarter of 2004 as compared to the same period last year is primarily due to costs associated with the growth of our sales force and marketing activities to support our expanded product line and geographic scope following the integration of J.D. Edwards. These expense increases are primarily attributed to compensation and related infrastructure costs associated with our expanded sales force as well as the additional variable compensation resulting from the license revenue increases year over year. Additionally, the first quarter of 2004 includes $3.8 million of amortization of intangible assets relating to acquired customer relationships. Sales and marketing expense may increase in future periods as we increase our sales force and marketing and advertising expenses to increase our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.

Product Development Expense

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
Product development expense	$127,374	$83,705
Percentage of revenue	20%	18%
Change from prior year	52%

     Product development expense consists primarily of costs related to our software developers and the associated infrastructure costs of product development initiatives. The 52% increase in product development expense in the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to the expansion of our development organization to support our expanded product offerings following the acquisition of J.D. Edwards. The first quarter of 2004 also includes amortization of intangible assets for $3.0 million for acquired patented technology. In addition, we incurred higher compensation costs of $3.0 million for outsourced development. We did not capitalize any internal development costs or product development costs acquired through business combinations or purchased from third parties in the first quarter of 2004. Our current focus is to continue to extend our software offerings by delivering enhanced functionality to all three product families and to further develop new applications across both the PeopleSoft Enterprise and PeopleSoft EnterpriseOne application families.

General and Administrative Expense

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
General and administrative expense	$59,075	$33,015
Percentage of revenue	9%	7%
Change from prior year	79%

     General and administrative expense consists primarily of salary and other employee related costs plus outside service costs to perform legal, finance, and human resource functions. In addition, corporate insurance is recorded as general and administrative costs. The increase in general and administrative expense for the first quarter of 2004 as compared to the first quarter of 2003 includes additional administrative staff and related infrastructure costs resulting from the J.D. Edwards acquisition, legal and investment banker fees of $12.8 million relating to Oracle tender offer and $2.4 million in integration fees paid to third parties relating to the J.D. Edwards acquisition. Partially offsetting these general and administrative increases were lower compensation costs due to a decrease in funding of discretionary bonuses and lower bad debt expense due to improved collection efforts as discussed in liquidity and capital resources. It is not possible to predict the amount of money or internal resources that will be required to respond to the Oracle tender offer in 2004. We expect the third party integration costs to decline in the remainder of 2004 as the integration process is nearing completion.

Restructuring, Acquisition and Other Charges

     The following table sets forth the components of “Restructuring, acquisition and other charges”:

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
Restructuring, acquisition other charges	$8,229	$—

     Restructuring charges and adjustments of $8.2 million in the first quarter of 2004 are primarily the result of the third quarter 2003 restructuring plan relating to the acquisition of J.D. Edwards. In connection with the third quarter restructuring plan relating to the acquisition of J.D. Edwards, we initiated plans to restructure our pre-acquisition operations to eliminate certain duplicative activities and reduce our cost structure. The costs associated with that plan includes costs for employee severance, acquisition related employee retention, vacating duplicate facilities and contract terminations. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. The first quarter 2004 restructuring charge includes approximately

$2.3 million related to employee costs and $5.9 million related to costs of vacating duplicate facilities. Of the $5.9 million in facilities costs, approximately $4.0 million relates to impaired furniture and equipment assets which were identified as certain duplicate facilities were vacated. Future cash payments related to these restructuring reserves for employee costs are expected to be made through October 2004. Future cash payments related to facilities obligations are expected to be made through March 2012. Although management believes the liabilities recorded under the plans are substantially quantified, estimated restructuring costs may change in the future.

Other Income, Net

     The following table sets forth the components of “Other income, net”:

	Quarters Ended March 31,
	2004	2003
	($ in thousands)
Interest income	$6,555	$7,325
Interest expense	(44)	(263)
Foreign currency transaction (losses) and other, net	(1,411)	(96)

Other income, net	$5,100	$6,966

     The decrease in interest income in the first quarter of 2004 as compared to the first quarter of 2003 was due to lower interest rates and lower average cash and investment balances. Lower interest rates in the United States accounted for approximately $0.7 million of the decrease while lower cash and net investment balances following the J.D. Edwards acquisition accounted for approximately $1.5 million of the decrease. Partially offsetting these decreases was $1.0 million in interest income received in connection with a tax refund and a $0.4 million increase in interest income due to higher investment balances in international entities.

Provision for Income Taxes

     Our provision for income taxes decreased to $13.8 million in the first quarter of 2004 from $20.3 million in the first quarter of 2003. The effective tax rate was 36.4% and 34.5% for the three months ended March 31, 2004 and 2003, respectively. The net deferred tax assets at March 31, 2004 were $102.3 million. The effective tax rate has increased primarily as a result of reduced tax benefits from tax advantaged investments. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the realization of the benefit associated with deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from pre-tax earnings generated by future operations, subsequent reversals of deferred tax liabilities and other sources.

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

     The table below sets forth for each version of the customer assurance program the dates during which such version was implemented in customer contracts and the potential maximum payments, as of March 31, 2004, under the contracts containing language from each such version. Following the table is a description of the material terms of each version of the program. With respect to each version, some variations exist in the specific language used in contracts, but such language generally incorporates the material terms of the applicable version, as described below. As of March 31, 2004, the aggregate maximum potential amount of future liability under the customer assurance program was approximately $1.96 billion.

Amount of
Maximum
Version	Dates Offered to Customers*	Potential Liability
Version One.	6/03/2003 to 9/12/2003	$670.3 million
Version Two.	9/12/2003 to 9/30/2003	$170.1 million
Version Three	9/30/2003 to 11/7/2003	$39.8 million
Version Four.	11/18/2003 to present	$1,083.9 million

	Total Amount of Maximum Potential Liability:	$1.96 billion

*	Some contracts originally submitted to customers prior to these end dates were executed following such dates.

Version One

     Generally under Version One, a payment will be paid provided that the following events occur:

•	within one year from the contract effective date, an entity acquires or merges with PeopleSoft, and PeopleSoft is not the surviving entity, and

•	within two years from the contract effective date, the acquiring company;

—	announces its intention to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies,

—	announces its intention to discontinue licensing PeopleSoft’s products to new customers, or

—	announces its intention to not provide updates or new releases for supportable products; and

•	the customer requests the payment in writing before December 31, 2005, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and has timely paid all amounts owed under the customer’s agreement with PeopleSoft.

Version Two

     Generally under Version Two, a payment will be paid provided that the following events occur:

•	within two years from the contract effective date, PeopleSoft is acquired by an entity not owned or controlled by or under the control of PeopleSoft, and

•	within four years from the contract effective date, the acquiring company announces its intention:

—	to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies or materially reduces the level of support services from the level provided by PeopleSoft prior to the acquisition, or

—	to discontinue licensing PeopleSoft’s products to new customers or certain existing customers, or

—	to reduce, or materially reduces, the amount of money spent to develop updates for the supportable modules or provide support services below the level spent by PeopleSoft in the 12 months preceding the acquisition, or

—	to delay, or delays, the timing of release of updates or new releases for the products or to reduce the extent and quality of such updates and new releases, compared to the timing, extent and quality of updates and new releases delivered in the release cycle prior to the acquisition, or

—	to reduce or limit, or reduces or limits, the ability of the supportable modules to integrate or operate with third party products such as databases, software, products, and technologies; and

•	the customer requests the payment in writing by June 30, 2008, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and no amounts are owed under the customer’s agreement with PeopleSoft.

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

     Oracle has asserted that under Version Two of the customer assurance program a customer potentially could assert that a change in a majority of PeopleSoft’s board of directors, as described in Version Two (a “board composition change”), would, by itself, constitute an acquisition of PeopleSoft as that term is used in Version Two. Based upon all of the language of Version Two, PeopleSoft does not believe that such an interpretation is correct. However, if a board composition change were to occur prior to the expiration of Version Two, and if customers were to assert successfully that such board composition change, by itself, constituted an acquisition of PeopleSoft under Version Two, and if an entity not owned or controlled by or under the control of PeopleSoft (the acquiring entity) were to announce its intention to discontinue, reduce, delay or limit products or services as specified under the terms of Version Two, PeopleSoft could have a maximum potential liability of approximately $170.1 million. If there were a contested election of directors, stockholders of PeopleSoft should be aware of that possibility when electing directors of PeopleSoft who are not nominated by PeopleSoft’s current board of directors, despite PeopleSoft’s belief that this interpretation of Version Two is incorrect. On February 26, 2004, Oracle announced that it was withdrawing its director nominations and stockholders proposals for the PeopleSoft 2004 Annual Meeting of Stockholders which, if all of Oracle’s director nominees were elected and its stockholder proposals were passed, would have caused a board composition change.

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

     The Company is currently making the terms of Version Four of the customer assurance program available until the earlier of the date that Oracle terminates its tender offer or June 30, 2004.

     The Board believes that the customer assurance program gives new and existing customers assurance that their investments in PeopleSoft products and services will be protected. This is reflected in customers’ continued purchases of products and services from PeopleSoft and, the Board believes the program ultimately preserves and enhances stockholder value. The Board also believes that the customer assurance program, and its beneficial effects on PeopleSoft’s ability to sell to new and existing customers, may increase the amount of consideration that a potential acquirer would be willing to pay for PeopleSoft. Nevertheless, it is possible that a potential acquirer of PeopleSoft would intend to discontinue, reduce, delay or limit products or services of PeopleSoft in a manner that would trigger payments under the customer assurance program or incur additional costs in continuing such products and services in order to avoid making such payments, and such costs might limit the total amount of consideration that the potential acquirer would be willing to pay for PeopleSoft.

Business Combinations

     In accordance with the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

     Other estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, change in control payments, costs of vacating duplicate facilities, and contract termination costs. During the first quarter of 2004, restructuring costs were incurred as a result of the acquisition of J.D. Edwards. Restructuring costs associated with pre-acquisition activities of J.D. Edwards have been accounted for under Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Other restructuring costs associated with activities of PeopleSoft are accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) or Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” (“SFAS 112”) and are recorded as a charge to the results of operations in “Restructuring, acquisition and other charges.” Restructuring costs are based upon plans that have been committed to by management and are subject to refinement. To estimate restructuring costs accounted for under EITF 95-3, management utilized assumptions of the number of employees that will either voluntarily or involuntarily terminate employment with PeopleSoft and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring costs may change as additional information becomes available regarding the assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations and executes the approved plan. Decreases to the estimates of executing the currently approved plans accounted for under EITF 95-3 are recorded as an adjustment to goodwill while increases to the estimates are recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes to currently approved plans accounted for under SFAS 146 or SFAS 112 will be recorded in our results of operations as an adjustment to “Restructuring, acquisition and other charges.”

     Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as projected.

Capitalized Software

     We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize material amounts of development costs in the first quarter of 2004. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

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

Impairment of Goodwill and Long-Lived Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We selected the third quarter to perform our annual goodwill impairment testing. We determined that our reporting units are equivalent to our operating segments for the purposes of completing our SFAS 142 impairment test based upon the similar economic characteristics of each of the components that make up our operating segments (see Note 12, “Segment and Geographic Areas” of the Notes to Consolidated Financial Statements). For purposes of performing our impairment test, we allocated tangible and intangible assets and liabilities to each reporting unit based upon the location in which the asset or liability was initially recorded and would ultimately be assigned to in the event of a purchase transaction. We determined that the carrying amount of goodwill was not impaired during the third quarter of 2003. Our impairment analysis was based upon the fair value assigned to each reporting unit. In estimating the fair value of the individual reporting units, we considered the enterprise fair value based upon the average closing price of the Company’s common stock from July 17, 2003 to July 31, 2003. We are not aware of any events or circumstances that would warrant an impairment charge through the first quarter of 2004.

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

Newly Adopted and Recently Issued Accounting Standards

FASB Interpretation No. 46

     In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46 had no effect on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     We generate cash from licensing our software and providing professional services. In addition, we generate cash through maintenance renewals where customers generally pay us at the beginning of the contract term. Our days sales outstanding for the first quarter of 2004 was 53 days, meaning that was the average number of days that passed before we collected payment from our customers. We primarily use cash to pay our employees’ salaries, commissions, bonuses, and benefits; pay landlords to lease office space, procure insurance, pay taxes and pay vendors for services and supplies. In addition, we use cash to procure capital assets to support the business. These assets are typically information technology hardware. At March 31, 2004, we did not have any debt and we do not have any current plans to pay cash dividends on our capital stock.

     During the fourth quarter of 2003, we repurchased 16.5 million shares of our common stock for approximately $350 million. On January 12, 2004, we announced our intention to acquire $200 million of PeopleSoft common stock. We anticipate the successful completion of this program in 2004. This program is in keeping with our stated objective of continuing to utilize our positive cash flow to increase stockholder value. We intend to hold all shares repurchased pursuant to the stock repurchase program as treasury stock. We intend to fund all share repurchases from cash surplus and general corporate funds generated from operations. We believe that the combination of our cash and cash equivalents and short-term investment balances and currently anticipated cash flow from operations will be sufficient to satisfy our cash requirements, at least through the next twelve months.

     The table shown below presents our liquidity position for the quarter ended March 31, 2004 and for the prior year end:

	Quarter	Year
	Ended	Ended
	March 31,	December 31,
	2004	2003
	($ in millions)
Cash and cash equivalents	$493.5	$439.4
Short-term investments and restricted cash (1)	$1,043.6	$961.9

Total	$1,537.1	$1,401.3
Working capital	$913.1	$803.5

(1)	Short-term investments and restricted cash principally include interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities.

     As of March 31, 2004, our cash, cash equivalents and short-term investments increased by $135.8 million as compared to December 31, 2003. This increase was primarily due to positive operating cash flow driven by our strong collection efforts plus proceeds from employee stock purchases and stock option exercises.

     We generated strong cash flows from operations of $115.5 million in the first quarter of 2004 compared to $74.7 million in the first quarter of 2003. The principle source of our cash generated from operating activities comes from earnings adjusted for depreciation and amortization and strong collections on our accounts receivable.

     We historically have used cash in investing activities. Surplus cash has generally been used to purchase short-term investments, although in the third quarter of 2003 we liquidated some of our short-term investments to fund the cash portion of the purchase price of J.D. Edwards. We purchased property and equipment of $15.2 million in the first quarter of 2004. Besides the typical information technology purchases, as mentioned above, we spent $175 million in the first and second quarter of 2003 to purchase certain of our headquarters facilities in Pleasanton, California which we had been leasing under synthetic leases. We assumed leases on four office buildings in Denver as a result of our acquisition of J.D. Edwards, which are under synthetic leases that we have accounted for as operating leases. On April 2, 2004, one of the three master lease agreements terminated and the Company exercised its option to purchase two buildings for a net purchase price of $58.6 million. The Company is currently considering a cash purchase, totaling $62.6 million for the remaining two office buildings. The leases for the remaining buildings terminate during the third and fourth quarters of 2004.

     The principal source of cash generated from financing activities relates to the exercise of stock options by our employees and the issuance of our stock under the employee stock purchase program. The transactions generated cash of $60.9 million in the first quarter of 2004.

     Future cash payments related to restructuring reserves for employee costs are expected to be made through January 2005. Future cash payments related to facilities obligations are expected to be made through March 2012. Our $56.8 million restructuring liability is a cash obligation. These restructuring costs are being funded through operating cash flow. See Note 6 “Restructuring Reserves” of the Notes to the unaudited Condensed Consolidated Financial Statements.

Commercial Commitments

Synthetic Leases

     We assumed leases on four office buildings in Denver, Colorado (the “Denver Campus”) as a result of the acquisition of J.D. Edwards. The Denver Campus was constructed on land originally owned by J.D. Edwards and is leased under operating leases, which commenced in 1997 and 1998. We have three six- year master lease agreements with a lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks has provided debt and equity financing of $121.2 million for the purchase and construction costs of the buildings. The lease payments equal the amount of interest which accrues on the amount financed. We also have an option to refinance or purchase the leased properties at our sole discretion during the terms of the leases for approximately $121.2 million. In the event that we do not exercise our option to refinance or purchase the leased properties, we must guarantee the residual value of each building up to approximately 85% of the bank financing of $121.2 million. We do not believe that we will be called upon to perform under the residual guarantee to satisfy any financial obligations under the leases. We have evaluated the fair value of the Denver Campus and determined that as of the date of this Report, it is not probable that the value of the property at the end of the lease term will be less than the residual value guaranteed by us. On April 2, 2004, one of the three master lease agreements terminated and the Company exercised its option to purchase two buildings subject to the terminated master lease for a net purchase price of $58.6 million. We are currently considering cash purchases of the remaining office buildings totaling $62.6 million as the leases terminate. The leases for the remaining buildings terminate during the third and fourth quarters of 2004.

     We can elect to reduce the interest rate used to calculate our lease expense by collateralizing the Denver Campus financing arrangements with investments. At March 31, 2004, investments totaling $123.5 million were designated as collateral for these leases. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At March 31, 2004, funds used as collateral in the amount of $88.1 million were available for withdrawal. At March 31, 2004, we were in compliance with the covenants, representations, and warranties required under the lease agreements. Subsequent to the purchase of the buildings subject to the terminated master lease on April 2, 2004, restricted cash of approximately $12.3 million designated as collateral for that lease became unrestricted.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK

     We operate in a dynamic, rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes thereto and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 Annual Report on

Form 10-K.

We may not successfully complete the integration of J.D. Edwards’ business operations into ours. In addition, we may not achieve the anticipated benefits of the merger, which could adversely affect the price of our common stock.

     We completed the merger with J.D. Edwards on August 29, 2003, with the expectation that the acquisition would result in benefits to the combined company, including synergies and cost efficiencies related to combining operations and products. While the benefits have begun to be realized, the integration of both companies is in progress and there is a risk that the benefits might not be fully realized. To date, a combined product roadmap has been defined, and in December 2003, we commenced delivery of integrated products. During the first quarter of 2004, we successfully completed the integration of our worldwide sales force to provide a consistent approach and methodology to our selling efforts. The professional services organization is also integrated and utilizing one global delivery model. The remaining work related to integrating the two companies’ operations may be difficult, time consuming and costly, particularly in light of the technical and complex nature of each company’s products. It is possible that the integration efforts will not be completed as efficiently or successfully as planned or will distract management from the operations of the combined company’s business.

     The primary J.D. Edwards integration challenges that we believe remain, and the risks related to their execution, include the following:

•	successful completion of the task of providing key integration applications between J.D. Edwards’ and PeopleSoft’s products, coordinating software development operations in an efficient manner to ensure timely development of product, and releasing future products to market in a timely manner;

•	coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company, cross selling products, and successfully managing the combined sales force;

•	demonstrating to our existing and potential customers that the business combination will not result in adverse changes in customer service standards or business focus;

•	retaining relationships on attractive terms with key suppliers, distributors, system integrators, customers, licensors, facility owners and other business partners;

•	completing the consolidation of all the business data systems of the combined company to a fully operational coordinated system, including implementing and testing the systems, and training employees in the use of the systems;

•	managing a substantially larger number of employees across a larger geographical area;

•	creating and effectively implementing uniform standards, controls, procedures, and policies in a timely manner;

•	retaining and recruiting key personnel; and

•	successfully operating the combined company’s business with a minimum of disruption and distraction of management during the integration phase.

     The combined company may not successfully complete the integration of the operations of PeopleSoft and J.D. Edwards in a timely manner, or at all. There may be greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs, employee retention costs, and costs related to vacating leased facilities; and there may be potential unknown liabilities associated with any acquisition of a company’s business and combining its operations with an acquiror, such as our acquisition and integration of J.D. Edwards. The combined company may not realize the anticipated benefits of the merger to the extent, or in the timeframe, anticipated, which could significantly harm our business and have a material adverse effect on the operations of the combined company.

Charges to earnings resulting from the acquisition of J.D. Edwards, including the application of the purchase method of accounting and restructuring and integration costs, may adversely affect the market value and trading price of our common stock.

     In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisition of J.D. Edwards using the purchase method of accounting. Accordingly, we have allocated the total purchase price to J.D. Edwards’ net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be inaccurate, and unanticipated events and circumstances may occur, which may adversely affect future financial results. In the future, our financial results, including earnings per share, could be adversely affected by adjustments related to the purchase accounting, including the following:

•	The value of goodwill may become impaired and we may be required to incur material charges relating to its impairment.

•	Deferred revenue on J.D. Edwards’ balance sheet at the closing of the merger, which predominately represented maintenance revenue, was reduced to fair value in our balance sheet. The impact of this fair value reduction will continue to reduce the amount of deferred maintenance revenue available to be recognized into earnings as a result of the J.D. Edwards acquisition for the remaining term of the related maintenance contracts.

•	We will incur charges to income to eliminate certain PeopleSoft pre-acquisition activities that are duplicative in nature with the assumed J.D. Edwards activities or to reduce cost structure.

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

Oracle Corporation’s tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect our operations and results.

     On June 6, 2003, Oracle announced that it intended to commence a cash tender offer, referred to as the Oracle tender offer, to purchase all of our outstanding common stock. Oracle has extended the offering period several times. On February 4, 2004, Oracle raised its offer to $26 per PeopleSoft share. The Oracle tender offer currently expires June 25, 2004. We believe that the Oracle tender offer raises significant antitrust concerns that have resulted in a lengthy regulatory review process and have resulted in litigation which could be protracted. On February 26, 2004, the United States Department of Justice (DOJ), joined by the states of Texas, Hawaii, Maryland, Massachusetts, Minnesota, New York and North Dakota, filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The plaintiffs allege that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. On April 7, 2004, a motion to amend the DOJ’s complaint was filed to add as plaintiffs the states of Connecticut, Michigan and Ohio. A trial date of June 7, 2004 has been set. In addition, antitrust investigations by the European Commission and numerous other state attorneys general are ongoing. The European Commission has issued a preliminary statement of objections to Oracle in connection with its proposed acquisition of PeopleSoft. The delay and uncertainty associated with the continued regulatory review and the uncertainty regarding the outcome of the Oracle tender offer has caused us significant business disruption and damages, and may continue to disrupt and damage our business which could result in a material adverse effect on our financial condition and operating results.

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

Litigation related to the J.D. Edwards merger and the Oracle tender offer may result in significant monetary damages or may otherwise negatively impact our business and results of operations.

     At least fourteen stockholder lawsuits have been filed in Delaware and California state courts against PeopleSoft and certain of our directors and officers alleging breaches of fiduciary duties in connection with the Oracle tender offer. The California stockholder lawsuits have been stayed pending resolution of the Delaware matters. On June 18, 2003, Oracle filed a lawsuit against PeopleSoft, the members of our board and J.D. Edwards in the Delaware Chancery Court. The lawsuit alleges breaches of fiduciary duties against PeopleSoft’s board of directors and seeks to enjoin us from continuing to use our Customer Assurance Program and seeks rescission of the J.D. Edwards merger. In addition, on March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and its directors in California state court seeking damages and an injunction arising out of the Customer Assurance Program and alleged misrepresentations and unfair competition. Fluctuation in the price of PeopleSoft common stock may also expose the Company to the risk of securities class-action lawsuits. Any conclusion of such litigation in a manner adverse to PeopleSoft could have a material adverse effect on the combined company’s business, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, will be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm our ability to compete in the marketplace. For a more detailed description of the litigation related to the merger and the Oracle tender offer, see the discussions under Part II, Item 1, “Legal Proceedings” and Note 11, “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of PeopleSoft or limit the price investors might be willing to pay for our stock.

     Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make it more difficult to successfully complete a merger, tender offer or proxy contest involving us. These provisions include adoption of a Preferred Shares Rights Agreement (“Rights Agreement”), commonly known as a “poison pill” and provisions in our Certificate of Incorporation that give our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control.

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

     In addition, certain provisions of the Delaware General Corporation Law (“DGCL”) including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of PeopleSoft. In its current litigation, Oracle also seeks to enjoin our Board from taking any action to enforce Section 203 of the DGCL. Section 203 of the DGCL provides, with certain exceptions, for waiting periods applicable to business combinations with stockholders owning at least 15% and less than 85% of the voting stock (exclusive of stock held by directors, officers and employee plans) of a company.

     The above factors may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of PeopleSoft, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock. We can give no assurance as to the ultimate outcome of the litigation seeking to invalidate or enjoin the action of our takeover defenses or provisions of Delaware law, as described above.

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

Our future revenue is dependent in part on our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional professional services.

     Our installed customer base has traditionally generated additional license, professional service and maintenance revenues. In future periods, customers may not necessarily license additional products or contract for additional services or maintenance. Maintenance is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenues could decrease and our operating results could be adversely affected.

If we fail to introduce new or improved products and service offerings or if our current offering becomes technologically obsolete, our results of operations and the financial condition of the business could suffer.

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

     While we are one of the largest providers of enterprise applications, our competitors may have more resources than we do. Our decisions regarding how to utilize our resources to either develop or acquire new products are critical. If as a result of our decisions, resources are used ineffectively and we are unable to meet the challenge of delivering new or improved product offerings, our results of operations and our financial condition may be adversely affected.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines.

     Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be existing or future platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Moreover, existing or future user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. To maintain software performance across accepted platforms and operating environments, or to enjoy continued market acceptance of those that we support, or to adapt to popular new ones, our expenses may increase and our sales and revenues may be adversely affected.

Competitive pressures in our industry or general economic conditions may require that we increase product development expenditures or reduce our prices or offer other favorable terms to customers on our products and services which could result in lower margins and reduce net income.

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

The impact of the recent economic slowdown on political and market conditions may continue to cause a decrease in demand for our software and related services which may negatively affect our revenue and operating results.

     Our revenue and profitability depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in companies, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

Catastrophic events or national security issues could result in disruptions to our business and may negatively affect our operating results or financial condition.

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

     Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate customer networks security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. As we develop new products and improve existing products, our development and improvement efforts include the creation of features designed to optimize security in our products. Despite these efforts, actual or perceived security vulnerabilities in our products (or the internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitive products which are not internet based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.

We may be required to undertake a costly redesign of our products if third party software development tools become an industry standard or cause obsolescence of our toolsets.

     Our software products include a suite of proprietary software development tools, known as PeopleTools® and EnterpriseOne tools, which are fundamental to their effective use. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own tools as the accepted industry standard. If a software product were to emerge as a clearly established and widely accepted industry standard or if rising expectations of toolsets of applications cause our toolsets to become obsolete, we may not be able to adapt our tools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify our tools or to redesign our software products to accommodate the new industry standard. This would be expensive and time consuming and may adversely affect results of operations and the financial condition of the business. Our failure to drive or adapt to new and changing industry standards or third party interfaces could adversely affect sales of our products and services.

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

     We license software and technology from third parties, including some competitors, and incorporate them into or sell them in conjunction with our own software products, some of which is critical to the operation of our software. If any of the third party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services.

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

     We believe that there are certain key employees within the organization, primarily in the senior management team, who must be retained by us to meet our objectives. Due to the competitive employment nature of the software industry and due to the uncertainty of the Oracle tender offer, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could adversely affect our continued operations. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance which could cause fluctuations in our stock price and result in further turnover of our employees.

If FASB’s current proposal relating to the accounting treatment for employee stock purchases and stock options is adopted, or if the Board adopts a policy changing such accounting treatment, our earnings will be affected and we may be forced to change our business practices.

     We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board (“FASB”) has issued a Proposed Statement “Share-Based Payment: and amendment of FASB Statements No. 123 and 95” that would, if adopted, change the accounting treatment for grants of options, sale of shares under our employee stock purchase plan, and other equity instruments issued to employees on and after January 1, 2005. The proposed Statement would eliminate our ability to account for equity instruments issued to employees under APB Opinion No. 25 and would instead require us to account for equity instruments issued to employees or liability classified awards to employees under the Proposed Statement. The Proposed Statement would require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. In addition, at the Company’s 2004 annual meeting of stockholders, a stockholder proposal was adopted urging the Board of Directors to adopt a policy that we treat the value of stock options granted to employees and directors as compensation expense. The Board has stated that it will give this stockholder vote careful consideration as part of its evaluation of the accounting treatment of option grants. If the Board adopts such a policy, or if FASB’s Proposed Statement is adopted, our earnings will be negatively impacted. As a result, we may decide to terminate our employee stock purchase plan, reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them.

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

     Our revenues and results of operations can be difficult to predict and may fluctuate substantially from quarter to quarter. Our operating expense decisions, capital commitments and hiring plans are based on projections of future revenues. If our actual revenues fall below expectations, our net income may be adversely affected. Factors that may affect the predictability of actual revenues include the following:

•	the impact of the pending Oracle tender offer or any other proposed acquisition of PeopleSoft;

•	our sales cycle may vary as a result of the complexity of a customer’s overall business needs and may extend over one or more quarters;

•	the complexity and size of license transactions can result in protracted negotiations;

•	a significant number of our license agreements typically are completed within the last few weeks of the quarter and purchasing decisions may be delayed to future quarters;

•	the effect of economic downturns and unstable political conditions may result in decreased product demand, price erosion, and other factors that may substantially reduce license and service revenue;

•	customers may unexpectedly postpone or cancel anticipated system replacement or new system implementation due to changes in strategic priorities, project objectives, budgetary constraints, internal purchasing processes or company management;

•	changes in our competitors’ and our own pricing policies and discount plans may affect customer purchasing patterns and decisions;

•	the number, timing and significance of our competitors’ and our own software product enhancements and new software product announcements may affect purchasing decisions; and

•	changes in customers’ seasonal purchasing patterns may result in imprecise quarterly revenue projections.

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

     There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include, Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” and other authoritative accounting literature. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with these three standards.

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

Third parties may claim that our products infringe upon their intellectual property rights, which could result in material costs or our use of certain rights could be enjoined.

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

     ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through March 31, 2004.

     At March 31, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars:

		Notional Weighted
	Notional	Average Exchange
Functional Currency	Amount	Rate per US $
British pounds	$11.9 million	0.553
Hong Kong dollars	10.3 million	7.791
Singapore dollars	7.2 million	1.686
New Zealand dollars	3.3 million	1.536
Taiwanese dollars	1.3 million	33.190
Swedish krona	0.8 million	7.686

	$34.8 million

     At March 31, 2004, we had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency:

		Notional Weighted
		Average Exchange
Functional Currency	Notional Amount	Rate per US $
Euros	$33.5 million	0.823
Mexican pesos	13.4 million	11.165
Canadian dollars	22.4 million	1.307
Japanese yen	4.5 million	105.198
Australian dollars	3.2 million	1.340
Danish krone	0.6 million	6.179
Swedish krona	0.5 million	7.539

	$78.1 million

     Each of these contracts matured within 60 days and had a cost that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2004. During the three months ended March 31, 2004 and 2003, we recorded net foreign currency transaction losses of $2.0 million and $0.2 million, respectively.

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

     We classify debt securities based on maturity dates on the date of purchase and re-evaluate the classification as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income (loss),” net of tax, in the accompanying consolidated balance sheets. As of March 31, 2004 and December 31, 2003, all our investments were classified as available-for-sale.

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

     At March 31, 2004, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments at March 31, 2004 that are sensitive to changes in interest rates. Due to our tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At March 31, 2004, we invested heavily in tax-exempt investments which reduced our weighted average interest rate.

     Below is a presentation of the maturity profile of our investments in debt securities at March 31, 2004 ($ in millions):

	Expected Maturity
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$1,005.0	$44.5	$1,049.5	$1,052.4
Weighted average interest rate	1.0%	1.3%

Interest Rate Swap Transactions

     We used interest rate swap transactions to manage our exposure to interest rate changes on synthetic lease obligations related to certain of our headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, we received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as hedges against changes in the amount of future cash flows. In February 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $70 million, and concurrently, swaps with an aggregate notional principal amount of $70 million matured. In June 2003, we exercised our option under the synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $105 million. As a result of this transaction, we terminated our remaining interest rate swap agreements with an aggregate notional principal amount of $105 million resulting in a pretax charge of $1.4 million. There are no remaining amounts included in “Accumulated other comprehensive income” at March 31, 2004 related to these interest rate swaps.

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the first quarter ended March 31, 2004, the Company completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. That evaluation was completed under the supervision and participation of members of our management including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

     Document discovery has commenced in the consolidated Delaware actions and is being coordinated with the discovery in the action filed against us by Oracle in Delaware and our action filed against Oracle in California, both of which are discussed below. No trial date has yet been set in the Delaware actions.

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

     Discovery in this action is proceeding and is being coordinated with the stockholder actions against PeopleSoft in Delaware, discussed above, and PeopleSoft’s action against Oracle in California, discussed below. No trial date has yet been set in this action.

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

     On December 12, 2003, we filed a second amended complaint, incorporating claims formerly pursued by J.D. Edwards, which is now our subsidiary. In this lawsuit, we allege that in connection with Oracle’s tender offer, the defendants have engaged in: (i) untrue and misleading advertising in violation of California’s Business & Professions Code; (ii) unlawful disparagement of the Company’s products and services; (iii) unlawful interference with the Company’s relationships with its customers and prospective customers; and (iv) unfair trade practices in violation of California’s Business & Professions Code. Our second amended complaint, portions of which have been filed with the California Court under seal, alleges new facts about what we believe are Oracle’s ongoing acts of unfair trade practices and attempts to eliminate PeopleSoft as a competitor, and Oracle’s deliberate campaign to mislead our customers about Oracle’s plans to terminate our products and force customers to migrate to Oracle systems. We seek injunctive relief precluding Oracle from engaging in unfair trade practices and other unlawful actions, and from proceeding with the tender offer. We also seek restitution and damages, including damage caused to J.D. Edwards. On January 20, 2004, Oracle demurred to the second amended complaint, which the court overruled on February 25, 2004.

     On March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and members of its board, alleging, among other things, that they acted illegally in refusing to accept Oracle’s tender offer and in implementing the Customer Assurance Program. The cross-complaint alleges causes of action for interference with prospective economic advantage and violations of various sections of California’s Civil Code and Business & Professions Code. Oracle seeks damages, restitution, punitive damages, and injunctive and equitable relief. PeopleSoft and the board members filed an answer to the cross-complaint on April 29, 2004, denying the allegations of the cross-complaint and asserting several affirmative defenses. We believe that the claims and allegations asserted in the cross-complaint are without merit, and intend to vigorously defend against them.

     On May 5, 2004, the court issued an order setting a jury trial in the action to commence on November 1, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
			Units) Purchased	that May Yet Be
	(a) Total Number	(b) Average Price	as Part of Publicly	Purchased Under
	of Shares (or	Paid per Share (or	Announced Plans	the Plans or
Period	Units) Purchased	Unit)	or Programs	Programs

Month #1 January 1-31, 2004	7,180 shares[1]	$21.57 per share	—	$200 million[2]
Month #2 February 1-29, 2004	1,672 shares[1]	$22.93 per share	—	$200 million[2]
Month #3 March 1-31, 2004	—	—	—	$200 million[2]
Total	8,852 shares[1]	—	—	$200 million[2]

1Represents shares delivered to the Company from restricted stock held by the Company employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.

2Represents the maximum aggregate dollar amount of shares authorized for repurchase by the Company as announced on January 12, 2004. The program does not contain an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on March 25, 2004.

(b)	Pursuant to the election of the four directors listed under Item 4(c)(i), Messrs. A. George (“Skip”) Battle, Craig A. Conway, Frank J. Fanzilli, Jr., and Cyril J. Yansouni were each elected as Class II directors for a term of two years. Messrs. Aneel Bhusri, David A. Duffield and Steven D. Goldby were each elected at the prior year’s annual meeting for a term of two years and continue as Class I directors. Mr. Michael J. Maples was appointed by the Board to serve as a Class I director in July 2003, upon the expansion of the Board to eight directors.

(c)	The Company’s stockholders voted on the following matters:

(i)	Election of four directors. All directors proposed by management were elected.

	Number of votes	Authority
Name of Nominee	For	Withheld
A. George (“Skip”) Battle	281,522,432	12,824,002
Craig A. Conway.	279,515,622	14,830,812
Frank J. Fanzilli, Jr.	284,724,447	9,621,987
Cyril J. Yansouni	279,429,900	14,916,534

(ii)	Ratification of the appointment of KPMG LLP as independent auditors of the Company for the year ending December 31, 2004.

For	291,312,748
Against	2,807,514
Abstain	226,172

(iii)	Approval of a proposal urging the Board of Directors to adopt a policy that the cost of employee and director stock options be recognized in PeopleSoft’s income statement.

For	132,329,729
Against	113,400,165
Abstain	4,210,160
Non-vote	44,406,380

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8 — K

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

10.1	Assignment and Assumption Agreement and Acknowledgement and Consent dated as of September 30, 2003, by and among J.D. Edwards & Company, LLC (“JDE LLC”), PeopleSoft, Inc. (“PeopleSoft”) and Selco Service Corporation (“Selco”) (incorporated by reference to Exhibit 10.1 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Assignment and Assumption of Security Documents and Amendment to Memorandum of Lease (including Lease Supplement No. 1) (Phase I) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.2 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease and Amendment to Memorandum of Ground Lease (Phases II/III) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.3 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.4	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.5	Second Amendment to Definitions Appendix (Phase I) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank National Association (“KeyBank”) (incorporated by reference to Exhibit 10.5 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.6	Second Amendment to Definitions Appendix (Phase II/III) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.6 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.7	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	The Company filed a Current Report on Form 8-K on January 22, 2004 reporting under Item 11 the notice of a trading blackout issued to PeopleSoft directors and executives related to a corresponding pension plan blackout in connection with the Oracle tender offer.

2.	The Company furnished a Current Report on Form 8-K on February 4, 2004 reporting under Item 12 the issuance of a press release and an earnings conference call announcing its earnings results for the fourth quarter of 2003.

3.	The Company filed a Current Report on Form 8-K on February 18, 2004 reporting under Item 11 the notice of a trading blackout issued to PeopleSoft directors and executives related to a corresponding pension plan blackout in connection with the Oracle tender offer.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004

PEOPLESOFT, INC.
	By:	/s/ KEVIN T. PARKER

Kevin T. Parker
Executive Vice President,
Finance and Administration, Chief
Financial Officer
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

10.1	Assignment and Assumption Agreement and Acknowledgement and Consent dated as of September 30, 2003, by and among J.D. Edwards & Company, LLC (“JDE LLC”), PeopleSoft, Inc. (“PeopleSoft”) and Selco Service Corporation (“Selco”) (incorporated by reference to Exhibit 10.1 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Assignment and Assumption of Security Documents and Amendment to Memorandum of Lease (including Lease Supplement No. 1) (Phase I) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.2 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease and Amendment to Memorandum of Ground Lease (Phases II/III) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.3 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.4	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.5	Second Amendment to Definitions Appendix (Phase I) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank National Association (“KeyBank”) (incorporated by reference to Exhibit 10.5 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.6	Second Amendment to Definitions Appendix (Phase II/III) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.6 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.7	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.