Form 10-Q
period 2004-06-30
PEOPLESOFT INC
filed 2004-08-09
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ______

Commission File Number: 0-20710

PeopleSoft, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0137069 (I.R.S. Employer Identification No.)

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

On August 3, 2004, the registrant had 366,881,431 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$542,467	$439,385
Short-term investments and restricted cash	1,034,255	961,906
Accounts receivable, net	395,757	462,528
Income tax refunds receivable	11,671	18,749
Deferred tax assets	43,497	58,630
Prepaid expenses and other current assets	66,616	69,997

Total current assets	2,094,263	2,011,195
Property and equipment, net	482,365	448,211
Long term investments	40,713	29,219
Deferred tax assets	56,698	42,049
Capitalized software, net	204,483	234,217
Goodwill	1,002,977	1,005,660
Other intangible assets, net	413,351	444,991
Other assets	10,291	9,186

Total assets	$4,305,141	$4,224,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,043	$51,190
Accrued liabilities	150,823	158,360
Restructuring liabilities	50,622	78,250
Accrued compensation and related expenses	186,906	224,983
Income taxes payable	64,680	106,355
Short-term deferred revenues	669,692	588,590

Total current liabilities	1,167,766	1,207,728
Long-term deferred revenues	118,081	119,896
Other liabilities	39,496	37,655

Total liabilities	1,325,343	1,365,279
Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Common stock	3,828	3,776
Additional paid-in capital	2,600,103	2,508,995
Retained earnings	720,030	684,847
Treasury stock	(387,714)	(387,046)
Accumulated other comprehensive income	43,551	48,877

Total stockholders’ equity	2,979,798	2,859,449

Total liabilities and stockholders’ equity	$4,305,141	$4,224,728

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License fees	$130,016	$111,726	$260,902	$192,567
Maintenance revenue	302,248	205,563	599,098	405,484
Professional services revenue	215,001	180,153	430,384	359,647

Service revenue	517,249	385,716	1,029,482	765,131

Total revenues	647,265	497,442	1,290,384	957,698
Costs and expenses:
Cost of license fees	24,773	9,563	48,147	18,289
Cost of services	226,442	166,698	449,408	330,167
Sales and marketing expense	176,590	131,492	345,761	251,050
Product development expense	137,938	84,646	265,312	168,351
General and administrative expense	63,162	41,024	122,237	74,039
Restructuring, acquisition and other charges	4,043	13,799	12,272	13,799

Total costs and expenses	632,948	447,222	1,243,137	855,695

Operating income	14,317	50,220	47,247	102,003
Other income, net	2,696	4,712	7,796	11,678

Income before provision for income taxes	17,013	54,932	55,043	113,681
Provision for income taxes	6,035	18,398	19,860	38,668

Net income	$10,978	$36,534	$35,183	$75,013

Basic income per share	$0.03	$0.12	$0.10	$0.24
Shares used in basic income per share computation	363,566	315,707	362,664	315,302
Diluted income per share	$0.03	$0.11	$0.10	$0.23
Shares used in diluted income per share computation	368,517	318,630	369,741	319,299

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$35,183	$75,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,790	56,710
Provision for doubtful accounts	3,606	5,544
Tax benefits from employee stock transactions	8,652	3,585
Provision for deferred income taxes	688	7,739
Loss (gain) on sales of investments and disposition of property and equipment, net	81	(1,289)
Non-cash stock compensation	7,073	4,628
Non-cash restructuring, acquisition and other charges	3,972	1,722
Changes in operating assets and liabilities:
Accounts receivable	56,977	45,350
Accounts payable and accrued liabilities	(39,422)	10,735
Accrued compensation and related expenses	(37,343)	(26,157)
Income taxes, net	(34,763)	(23,529)
Deferred revenues	83,192	26,439
Other	5,066	6,769

Net cash provided by operating activities	204,752	193,259
Investing activities:
Purchase of available-for-sale investments	(3,301,158)	(6,822,384)
Proceeds from sales and maturities of investments	3,215,911	6,732,056
Purchase of property and equipment	(88,938)	(213,801)

Net cash used in investing activities	(174,185)	(304,129)
Financing activities:
Net proceeds from employee stock transactions	74,509	49,145

Net cash provided by financing activities	74,509	49,145
Effect of foreign exchange rate changes on cash and cash equivalents	(1,994)	15,241

Net increase (decrease) in cash and cash equivalents	103,082	(46,484)
Cash and cash equivalents at beginning of period	439,385	319,344

Cash and cash equivalents at end of period	$542,467	$272,860

Supplemental disclosures:
Cash paid for interest	$329	$74
Cash paid for income taxes	$42,660	$50,330

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are consistent in all material respects with those applied in PeopleSoft Inc’s. (“PeopleSoft” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. These financial statements are unaudited and in the opinion of management, include all necessary normal recurring and other adjustments for the fair presentation of the Company’s financial position, results of operations and changes in cash flows. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the accompanying financial statements. Despite the Company’s best effort to make these good faith estimates and assumptions, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

     These interim financial statements are prepared in accordance with Securities and Exchange Commission rules and regulations, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, these interim financial statements should be read in conjunction with the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Income Per Share

     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Diluted income per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and the number of potential dilutive common shares outstanding during the period, if dilutive. Potential dilutive common shares consist of shares issuable upon the exercise of stock options, restricted stock not yet vested, and shares issuable resulting from compensation withheld to purchase stock under the Company’s employee stock purchase plan (“ESPP”), using the treasury stock method.

     The following table sets forth the computation of basic income per share and diluted income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$10,978	$36,534	$35,183	$75,013

Denominator:
Denominator for basic income per share — Weighted average shares outstanding	363,566	315,707	362,664	315,302
Employee stock options and other	4,951	2,923	7,077	3,997

Denominator for diluted income per share — Weighted average shares outstanding, assuming exercise of potential dilutive common shares	368,517	318,630	369,741	319,299

Basic income per share	$0.03	$0.12	$0.10	$0.24
Diluted income per share	$0.03	$0.11	$0.10	$0.23

     The following table sets forth the potential dilutive common shares that were excluded from the diluted income per share computations because the exercise prices were greater than the average market price of the common shares during the period or were otherwise not dilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Employee stock options	43.6	51.9	41.8	45.3
Unvested restricted stock	0.8	0.7	0.6	0.7

Total shares excluded	44.4	52.6	42.4	46.0

     The weighted average exercise prices of the employee stock options that are antidilutive for the three months ended June 30, 2004 and 2003 were $27.98 and $25.78 per share, respectively, and for the six months ended June 30, 2004 and 2003 were $28.44 and $27.72 per share, respectively.

     On January 12, 2004, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock, par value $0.01 per share, in the open market or through privately negotiated purchases or otherwise, depending on market prices and other conditions. During the six months ended June 30, 2004, no common stock was repurchased under this program.

3. Stock-Based Compensation

     Our stock-based compensation consists of stock options and restricted stock awards. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts). The 2003 pro forma disclosure has been revised to correct the pro forma foreign tax benefits associated with stock options.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$10,978	$36,534	$35,183	$75,013
Add: Stock-based employee compensation expense included in reported net income, net of tax	3,277	2,067	6,374	4,147
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(28,057)	(36,749)	(60,807)	(80,455)

Pro forma net income (loss)	$(13,802)	$1,852	$(19,250)	$(1,295)

Basic income (loss) per share
As reported	$0.03	$0.12	$0.10	$0.24
Pro forma	($0.04)	$0.01	($0.05)	$0.00
Diluted income (loss) per share
As reported	$0.03	$0.11	$0.10	$0.23
Pro forma	($0.04)	$0.01	($0.05)	$0.00

     The fair value of the Company’s stock option awards to employees and the shares purchased under the ESPP were estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company’s stock option awards to employees and the shares purchased under the ESPP plan were estimated assuming no expected dividends and the following weighted-average assumptions:

	ESPP		Options
	Three Months Ended June 30,
	2004	2003	2004	2003
Expected life (in years)	0.50	0.50	3.18	3.37
Expected volatility	0.37	0.55	0.69	0.89
Risk free interest rate	1.02%	1.15%	2.98%	1.75%

	ESPP		Options
	Six Months Ended June 30,
	2004	2003	2004	2003
Expected life (in years)	0.50	0.50	3.18	3.34
Expected volatility	0.37	0.56	0.75	0.89
Risk free interest rate	1.02%	1.22%	2.58%	1.80%

4. Comprehensive Income

     Comprehensive income primarily includes net income, unrealized gains or losses on investments, mark-to-market adjustments on interest rate swap transactions, and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$10,978	$36,534	$35,183	$75,013
Other comprehensive income:
Net unrealized gain (loss) on investments	(912)	1,896	(457)	1,317
Foreign currency translation adjustments	(2,210)	13,933	(4,869)	19,731
Interest rate swap transactions:
Net unrealized loss on cash flow hedges	—	—	—	(58)
Reclassification adjustment for earnings recognized during the period	—	871	—	2,106
Reclassification adjustment for realized loss on the termination of interest rate swap agreements	—	881	—	881
Comprehensive income	$7,856	$54,115	$29,857	$98,990

5. Derivative Financial Instruments

     Derivative financial instruments are only utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company does not hold any derivative financial instruments for trading or speculative purposes.

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures and generally have terms of two months or less. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities.” Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net.” At June 30, 2004, each of the foreign exchange contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2004.

     During the three months ended June 30, 2004 and 2003, the Company recorded net foreign currency transaction losses of $2.5 million and $1 million, respectively. During the six months ended June 30, 2004 and 2003, the Company recorded net foreign currency transaction losses of $4.5 million and $1.2 million, respectively.

     At June 30, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Foreign Currency	Notional Amount
Singapore dollars	$14.9
Hong Kong dollars	8.5
New Zealand dollars	7.9
British pounds	6.2
Japanese yen	5.4
Taiwanese dollars	3.8

$46.7

     At June 30, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Foreign Currency	Amount
Mexican pesos	$12.5
Canadian dollars	5.3
Swiss francs	3.0
Euro	2.7
Swedish krona	1.0

$24.5

     At June 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Foreign Currency	Amount
Singapore dollars	$8.8
Canadian dollars	8.5
New Zealand dollars	1.0
Japanese yen	1.0
Swiss francs	0.9
Swedish krona	0.8
Euros	0.7
Taiwanese dollars	0.4

$22.1

     At June 30, 2003, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Foreign Currency	Amount
Hong Kong dollars	$0.9
South African rand	0.6

$1.5

Interest Rate Swap Transactions

     The Company used interest rate swap transactions to manage its exposure to interest rate changes on synthetic lease obligations related to certain of its headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70 million, and concurrently, swaps with an aggregate notional principal amount of $70 million matured. In June 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105 million. As a result of this transaction, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105 million resulting in pretax charge of $1.4 million to “Other income, net.” Included in “Accumulated other comprehensive income” at March 31, 2003 was a $1.8 million unrealized loss (after-tax) related to these interest rate swaps. In the second quarter of 2003, $0.9 million (after-tax) was reclassified from accumulated other comprehensive income into earnings by making scheduled swap payments and $0.9 million (after-tax) was recognized as a realized loss that was reclassified from accumulated other comprehensive income into earnings upon the termination of the remaining interest rate swap agreements.

Concentrations of Credit Risk

     The Company does not have a significant concentration of credit or operating risk in any one investment, customer, industry or geographic region within or outside of the United States.

6. Restructuring Liabilities

Third Quarter 2003 Restructuring Plan

     During the third quarter of 2003, in connection with the acquisition of J.D. Edwards & Company (J.D. Edwards), management approved and initiated plans to restructure the pre-acquisition operations of PeopleSoft to eliminate certain duplicative activities and reduce the Company’s cost structure. Consequently, from the date of the J.D. Edwards acquisition through June 30, 2004, the Company has recorded approximately $31.7 million of restructuring charges including costs for employee severance, acquisition-related employee retention, consolidating duplicate facilities and contract terminations. Approximately 200 pre-acquisition PeopleSoft employees were terminated under this restructuring plan. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. These costs are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) or Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” and are recorded as a charge to the results of operations in “Restructuring, acquisition and other charges.” Future cash payments related to restructuring liabilities for employee costs are expected to be made through October 2004. Future cash payments related to restructuring liabilities for facilities obligations are expected to be made through March 2012. The $10.8 million restructuring liability at June 30, 2004 related to exiting certain pre-acquisition activities of the Company is a cash obligation.

     The following table sets forth the activity in the Company’s restructuring liabilities accounted for under SFAS 146 or SFAS 112 for the six months ended June 30, 2004, for liabilities established during 2003, as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition operations of PeopleSoft. These liabilities are included in “Restructuring liabilities” in the accompanying condensed consolidated balance sheets (in thousands).

	Employee	Facilities
	Costs	Costs	Total
Balance as of December 31, 2003	$10,304	$1,840	$12,144
Restructuring costs relating to the J.D. Edwards plan	3,179	9,093	12,272
Cash payments	(8,490)	(1,031)	(9,521)
Non-cash items	(211)	(3,852)	(4,063)

Balance as of June 30, 2004	$4,782	$6,050	$10,832

     From the July 18, 2003 acquisition date of J.D. Edwards through June 30, 2004, the Company recorded approximately $97.5 million of restructuring costs in connection with exiting certain pre-acquisition activities of J.D. Edwards including employee severance costs, change in control payments, costs of consolidating duplicate facilities, contract termination costs and other costs. These costs have been accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Approximately 600 pre-acquisition J.D. Edwards employees were terminated under this restructuring plan. Terminated employees entitled to receive severance and change in control payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. Change in control payments are made to employees covered by a plan established by J.D. Edwards and subsequently assumed by PeopleSoft upon the completion of the merger. The change in control plan provides for specified severance and other change in control-related benefits to participants in the plan. The change in control plan covered 197 senior management employees. Future cash payments related to restructuring liabilities for employee costs are expected to be made through January 2005. Future cash payments related to restructuring liabilities for facilities obligations, contract terminations and other costs are expected to be made through January 2008. The $35.2 million restructuring liability at June 30, 2004 related to exiting certain pre-acquisition activities of J.D. Edwards is a cash obligation.

     The following table sets forth the activity in the Company’s restructuring liabilities accounted for in accordance with EITF 95-3, for the six months ended June 30, 2004, for liabilities established during 2003, as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition activities of J.D. Edwards. These liabilities are included in “Restructuring liabilities” in the accompanying condensed consolidated balance sheets (in thousands).

			Contract
	Employee	Facilities	Termination and
	Costs	Costs	Other Costs	Total
Balance as of December 31, 2003	$17,065	$32,905	$9,736	$59,706
Changes in estimated costs relating to the J.D. Edwards plan	4,522	(1,882)	(225)	2,415
Cash payments	(16,042)	(9,926)	(608)	(26,576)
Non-cash items	(82)	(250)	—	(332)

Balance as of June 30, 2004	$5,463	$20,847	$8,903	$35,213

Other Restructuring Plans

     The following table sets forth the activity in the Company’s restructuring liabilities established prior to 2003 and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” for the six months ended June 30, 2004. Future cash payments related to these restructuring liabilities are expected to be made through October 2005. These liabilities are included in “Restructuring liabilities” in the accompanying condensed consolidated balance sheets (in thousands).

Facilities
Costs
Balance as of December 31, 2003	$6,362
Cash payments	(1,785)

Balance as of June 30, 2004	$4,577

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

     The following table sets forth the activity in the Company’s product and service warranty reserve, which is included in “Accrued liabilities,” for the six months ended June 30, 2004 (in thousands):

Total
Balance as of December 31, 2003	$18,828
Expense related to new claims	6,391
Reduction in expense related to changes in estimates	(5,161)
Closed warranty claims, net of recoveries	(3,688)

Balance as of June 30, 2004	$16,370

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

     In the exchange offer, holders of J.D. Edwards common stock were entitled to make an election to tender their shares for cash or shares of PeopleSoft stock. Such holders were entitled to receive cash, stock, or a combination of cash and stock, in each case having a value, on a per share basis of $7.05 plus 0.43 of a share of the Company’s common stock, allocated by prorating cash and shares available in the exchange offer among the elections made by the holders. At the completion of the acquisition, a total of 124,108,566 shares of J.D. Edwards common stock were tendered and accepted for exchange by PeopleSoft.

     The Company exchanged options to purchase J.D. Edwards common stock held by J.D. Edwards employees with options to purchase PeopleSoft common stock at a rate of 0.43 of a PeopleSoft share per J.D. Edwards share. Each exchanged PeopleSoft option retained the same vesting characteristics as the J.D. Edwards option it replaced and each J.D. Edwards option holder will receive $7.05 per share upon exercise in addition to the PeopleSoft shares.

     The aggregate purchase price was approximately $2 billion, which consisted of approximately $875 million in cash, $959.6 million in PeopleSoft common stock and stock options (net of deferred compensation), $97.5 million in restructuring costs (Note 6, “Restructuring Liabilities”) and $22.7 million in deal costs and other liabilities, which primarily consist of fees paid for legal, accounting and financial advisory services. A total of 53,366,059 shares of PeopleSoft common stock were issued in the transaction. The value of the stock issued to tendering J.D. Edwards shareholders was based upon the average of the closing prices of one share of the Company’s common stock for a few days before and after the amended terms of the merger were agreed to and announced, which was $17.22. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.

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

     In allocating the purchase price based on estimated fair values, the Company recorded approximately $948 million of goodwill, $477 million of amortizable purchased intangible assets, $491 million of net tangible assets, $226 million of capitalized software, $127 million of deferred tax liabilities, $75 million of deferred revenue and $15 million of in-process research and development. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost pending finalization of restructuring costs related to estimated involuntary termination of employees and facility related costs.

Pro Forma Financial Information

     The unaudited financial information in the table below summarizes the combined results of operations of PeopleSoft and J.D. Edwards, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The impact of the restructuring charges associated with the acquisition have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented. The unaudited pro forma condensed combined statement of operations for the three months and six months ended June 30, 2003 combines the historical results for PeopleSoft for the three and six months ended June 30, 2003 and the historical results for J.D. Edwards for the three and six months ended April 30, 2003. The following amounts are in thousands, except per share amounts.

	Three Months	Six Months
	Ended June	Ended June
	30, 2003	30, 2003
Revenues	$652,436	$1,271,000
Net loss	$(22,817)	$(38,414)
Basic and diluted loss per share	$(0.06)	$(0.10)

9. Goodwill and Other Intangible Assets

     The following table sets forth the carrying amount of goodwill (in thousands):

	North
	America	International	Total
Balance as of December 31, 2003	$1,003,668	$1,992	$1,005,660
Additional restructuring costs incurred under the Third Quarter 2003 Restructuring Plan (Note 6, “Restructuring Liabilities”).	2,415	—	2,415
Other goodwill adjustments	(4,921)	—	(4,921)
Foreign currency translation	—	(177)	(177)

Balance as of June 30, 2004	$1,001,162	$1,815	$1,002,977

     At June 30, 2004, identifiable intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net Carrying
Identifiable Intangible Assets	Value	Amortization	Amount
Capitalized software	$310,881	$106,398	$204,483
Patented technology	61,190	12,060	49,130
Customer contracts and related relationships	106,600	14,960	91,640
Maintenance agreements and related relationships	306,231	33,650	272,581
Non-compete agreements	1,500	1,500	—

Balance as of June 30, 2004	$786,402	$168,568	$617,834

     At December 31, 2003, identifiable intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net Carrying
Identifiable Intangible Assets	Value	Amortization	Amount
Capitalized software	$310,881	$76,664	$234,217
Patented technology	61,190	5,927	55,263
Customer contracts and related relationships	106,600	7,249	99,351
Maintenance agreements and related relationships	306,231	15,917	290,314
Non-compete agreements	1,500	1,437	63

Balance as of December 31, 2003	$786,402	$107,194	$679,208

     Total expected future annual amortization related to intangible assets is set forth in the table below (in thousands):

Estimated Amortization Expense
For the year ended December 31, 2004 (remaining six months)	$59,884
For the year ended December 31, 2005	115,417
For the year ended December 31, 2006	113,689
For the year ended December 31, 2007	109,152
For the year ended December 31, 2008	87,590
Thereafter	132,102

$617,834

10. Customer Assurance Program

     On June 6, 2003, Oracle Corporation (“Oracle”) announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle Tender Offer”). The Oracle Tender Offer formally commenced June 9, 2003. On June 18, 2003 Oracle amended the offer to increase the purchase price from $16.00 to $19.50 per share or approximately $6.2 billion in the aggregate. On February 4, 2004, Oracle increased its offer price to $26 per share, or approximately $9.5 billion in the aggregate. On May 14, 2004, Oracle reduced the offer price to $21 per share, or approximately $7.7 billion in the aggregate. Oracle has extended its tender offer period several times, and on July 12, 2004 announced extension of its tender offer period to August 27, 2004.

     In response to Oracle’s public statements about its intent to discontinue PeopleSoft’s products, and to minimize the loss of business while the Oracle Tender Offer remains pending, PeopleSoft implemented a customer assurance program. This program incorporates in its standard perpetual licensing arrangement a term that provides customers who purchase application licenses with financial protection in the circumstances described below. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees, with the multiple increasing as the fees increase. The specific criteria which have to be met before a payment is due under the customer assurance program vary in some respects among each of five versions of the language used in 2003 and through June 30, 2004. The customer assurance program has most recently been extended until the earlier of the date that Oracle terminates its tender offer or September 30, 2004. A payment will be generally due under the customer assurance program if each of the following events occurs:

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

     In Version Five of the program the term “acquisition” is limited to an acquisition of PeopleSoft by Oracle or its affiliates. This change is consistent with the terms of a pending settlement of certain stockholder litigation. See Note 11, “Commitments and Contingencies.”

     Customers retain rights to the licensed products whether or not the customer assurance program’s payments are triggered. No customer is entitled to a refund of fees previously paid under the customer’s contract with PeopleSoft, but the customer would be entitled to a payment under the customer assurance program if all of the conditions stated above are met.

     The customer assurance program has no current financial statement impact on PeopleSoft. A contingent liability may be recognized in the financial statements of PeopleSoft or its acquirer upon or after the consummation of a transaction that satisfies the acquisition criteria set forth in the specific terms of the applicable version of the customer assurance program, and if the amount due were probable and reasonably estimable. However, the determination of the timing of recognition and amount of any such contingent liability would be dependent upon the acquirer’s plans, assumptions and estimations. The terms of the customer assurance program require an acquisition by an entity other than PeopleSoft; therefore no action taken unilaterally by PeopleSoft would, by itself, result in the recognition of a contingent liability or any other financial statement impact. As discussed above, in Version Five of the program, the term “acquisition” is limited to an acquisition of PeopleSoft by Oracle or its affiliates.

     The table below sets forth for each version of the customer assurance program the dates during which such version was implemented in customer contracts and the approximate potential maximum liability, as of June 30, 2004, under the contracts containing language from each such version. As of June 30, 2004, the approximate aggregate maximum potential amount of future liability under the customer assurance program was $2.02 billion.

Approximate
Amount of
Maximum
Version	Dates Offered to Customers*	Potential Liability
Version One	6/03/2003 to 9/12/2003	$310 million
Version Two	9/12/2003 to 9/30/2003	$170 million
Version Three	9/30/2003 to 11/7/2003	$40 million
Version Four	11/18/2003 to 6/30/04	$1,342 million
Version Five	6/16/04 to present	$156 million

	Total Amount of Maximum Potential Liability:	$2,018 million

* Some contracts originally submitted to customers prior to these end dates were executed following such dates.

11. Commitments and Contingencies

Synthetic Leases

     As a result of the acquisition of J.D. Edwards, the Company assumed three six-year master operating leases on four office buildings in Denver, Colorado (the “Denver Campus”). Two of the three master leases are effective at June 30, 2004. On April 2, 2004, the third master lease agreement terminated and the Company exercised its option to purchase two buildings for a net purchase price of $58.6 million. The lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided debt and equity financing of $121.2 million for the purchase and construction costs of the buildings. The lease payment obligations are based on a return on the lessor’s costs. The Company has an option to refinance or purchase the remaining leased properties at its sole discretion during the terms of the leases for approximately $62.6 million. In the event that the Company does not exercise its option to refinance or purchase the leased properties, it must guarantee the residual value of each building up to approximately 85% of the bank financing of $62.6 million or $53.2 million for the remaining two leases. The Company has evaluated the fair value of the Denver Campus and determined that at June 30, 2004 it is not probable that the value of the leased properties at the end of the lease terms will be less than the residual value guaranteed by the Company and as a result the Company does not believe that it will be called upon to perform under the residual guarantee. The Company is expecting to proceed with cash purchases of the remaining office buildings. The leases for the remaining buildings terminate during the third and fourth quarters of 2004.

     The Company may elect to reduce the interest rate used to calculate its lease expense by collateralizing the Denver Campus financing arrangements with investments. At June 30, 2004, investments totaling $63.8 million were designated as collateral for these leases. The Company may withdraw the funds used as collateral, excluding restricted amounts, at its sole discretion provided that it is not in default under the lease agreements. At June 30, 2004, funds used as collateral in the amount of $40.8 million were available for withdrawal. At June 30, 2004, the Company was in compliance with the covenants, representations, and warranties required under the lease agreements.

Customer Indemnification

     From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. In addition, the Company, on rare occasions, offers to its customers indemnity for personal injury and property damage that may result from the actions of the Company’s employees. As of June 30, 2004, the Company had no material claims or pending material litigation alleging that the Company’s products infringe the intellectual property rights of any third parties or asserting that the Company has any payment obligation on these customer indemnification provisions.

PeopleSoft Stockholder Actions — Delaware Court of Chancery

     On June 6, 2003, Felix Ezeir (Case No. 20349-NC), Teresita Fay (Case No. 20350-NC), Robert Crescente (Case No. 20351-NC),

Robert Corwin (Case No. 20352-NC) and Ernest Hack (Case No. 20353-NC), all of whom represented themselves to be PeopleSoft stockholders, each filed a putative stockholder class action suit in the Delaware Court of Chancery against the Company and several of the Company’s officers and directors. The suits allege that defendants breached their fiduciary duties in connection with the response to the tender offer announced by Oracle Corporation on June 6, 2003 and formally commenced June 9, 2003. Plaintiffs in each of the actions initially sought injunctive relief and an accounting. On June 10, 2003, Steven Padness filed an action in the Delaware Court of Chancery against these same defendants (Case No. 20358-NC) making similar allegations and seeking similar relief. On June 12, 2003, Thomas Nemes filed an action in the Delaware Court of Chancery (which was subsequently amended June 18, 2003) against these same defendants (Case No. 20365-NC), making similar allegations and seeking similar relief (the “Nemes Action”).

     On June 25, 2003, on an application filed in the Nemes Action, the Court consolidated the actions listed above under a single caption and case number: In re PeopleSoft, Inc. Shareholder Litigation, Consol. C.A. No. 20365-NC.

     On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action in the Delaware Court of Chancery against PeopleSoft and several of the Company’s officers and directors. This action alleges that defendants breached their fiduciary duties in connection with the response to Oracle’s tender offer. Plaintiff sought injunctive relief, an accounting and damages. On July 22, 2003, the Delaware Court ordered that this action be consolidated with the other putative Delaware shareholder actions mentioned above.

     On May 26, 2004, PeopleSoft announced that the parties to the Delaware consolidated putative stockholder class action had entered into a memorandum of understanding providing for the settlement of that action. On June 17, 2004, the parties in the Delaware consolidated putative stockholder class action signed a Stipulation and Agreement of Compromise, Settlement and Release providing for settlement of that action (the “Settlement Stipulation”) and on July 22, 2004 filed the Settlement Stipulation with the Delaware Court of Chancery.

     In the Settlement Stipulation the stockholder plaintiffs state that, based on the actions of the US Department of Justice and the European Union and the current status of their anti-trust reviews and/or opposition to Oracle’s proposed acquisition of the Company, the discovery to date, and subject to confirmatory discovery, they had determined that the customer assurance program (see Note 10, above), as it relates to Oracle, serves a legitimate corporate purpose in light of Oracle’s tender offer and other conduct. Pursuant to the Settlement Stipulation, the Company agreed that if it extended the customer assurance program beyond June 30, 2004, the term “acquisition” would be limited to an acquisition of the Company by Oracle or its affiliates, and that prior to June 30, 2004 it would attempt to use that more limited definition in certain new contracts. In the Settlement Stipulation, which is subject to approval by the Delaware Court of Chancery, the stockholder plaintiffs, on behalf of a class of PeopleSoft stockholders, agreed to settle and dismiss all claims that were raised or could have been raised in the action against the Company and its directors. The Settlement Stipulation also provides, among other things, that following Delaware Court of Chancery approval of the settlement (if obtained), the Company will, for a two year period, amend its Bylaws to shorten the advance notice a stockholder must give to nominate candidates for director and amend its stockholder rights plan to provide that the rights plan will generally cease to be applicable to certain qualifying tender offers unless, within 90 days following commencement or amendment of the price term of the qualifying tender offer or certain other events, the Board of Directors, including a majority of its independent directors, shall have adopted a resolution determining that the rights plan shall remain applicable to such offer. The Settlement Stipulation also provides for the Company to pay attorneys’ fees and expenses of the stockholder plaintiffs in an amount to be determined by the Court as fair and reasonable. If approved, the settlement will bind all PeopleSoft stockholders except that it will not apply to Oracle, which is not precluded by the Settlement Stipulation from continuing to pursue its claims in the Delaware Court of Chancery and its counterclaims in the California Superior Court action, both as described immediately below.

     The Company believes that the claims and allegations asserted in each of the foregoing putative class action lawsuits are without merit, and intends to vigorously defend against these lawsuits if the proposed settlement of them is not approved by the Delaware Court of Chancery.

     In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Oracle v. PeopleSoft — Delaware Court of Chancery

     On June 18, 2003, Oracle and Pepper Acquisition Corp. filed a lawsuit in the Delaware Court of Chancery (Case No. 20377-NC) (captioned Oracle Corp. v. PeopleSoft, Inc.) against the Company, several of its directors (the “Director Defendants”), and J.D. Edwards, alleging that the named directors breached their fiduciary duties in connection with the response to Oracle’s tender offer, and that J.D. Edwards aided and abetted the named directors’ purported breach of fiduciary duty. Oracle sought injunctive, declaratory and rescissory relief.

     On June 24, 2004, Oracle and Pepper Acquisition Corp. filed an amended complaint in this action, eliminating J.D. Edwards as a separate defendant and adding PeopleSoft director Michael Maples as a defendant. The amended complaint updates the plaintiffs’ claims challenging PeopleSoft’s response to Oracle’s tender offer and alleges, among other things, that the directors of PeopleSoft have breached their duty of loyalty and duty of care and that the customer assurance program violates Delaware corporation law and was implemented without proper approval or supervision by PeopleSoft’s Board of Directors. The amended complaint seeks declaratory and injunctive relief, including an injunction prohibiting the future use of the customer assurance program and requiring PeopleSoft’s Board of Directors to eliminate the Company’s Shareholder Rights Plan.

     Discovery in this action is proceeding and is being coordinated with discovery in PeopleSoft’s action against Oracle in California, discussed below. Trial in the Delaware action has been scheduled to commence on September 27, 2004.

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

     The Company believes that the claims and allegations asserted in each of the foregoing putative class action lawsuits are without merit, and intends to vigorously defend against these lawsuits if they are not dismissed by virtue of the settlement of the Delaware putative stockholder class action discussed above, or if that settlement is not approved by the Delaware Court of Chancery.

     In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company.

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

     On June 13, 2003, PeopleSoft filed an action in the California Superior Court for the County of Alameda against Oracle and its subsidiary Pepper Acquisition Corp. and unnamed defendants affiliated with the two named defendants (Case No. RG03101434).

     On December 12, 2003, the Company filed a second amended complaint, incorporating claims formerly pursued by J.D. Edwards, which is now a subsidiary of the Company. In this lawsuit, PeopleSoft alleges that in connection with Oracle’s tender offer, the defendants have engaged in: (i) untrue and misleading advertising in violation of California’s Business & Professions Code; (ii) unlawful disparagement of the Company’s products and services; (iii) unlawful interference with the Company’s relationships with its customers and prospective customers; and (iv) unfair trade practices in violation of California’s Business & Professions Code. The Company’s second amended complaint, portions of which have been filed with the California Court under seal, alleges new facts about what the Company believes are Oracle’s ongoing acts of unfair trade practices and attempts to eliminate PeopleSoft as a competitor, and Oracle’s deliberate campaign to mislead our customers about Oracle’s plans to terminate our products and force customers to migrate to Oracle systems. The Company seeks injunctive relief precluding Oracle from engaging in unfair trade practices and other unlawful actions, and from proceeding with the tender offer. The Company also seeks restitution and damages, including damage caused to J.D. Edwards. On January 20, 2004, Oracle demurred to the second amended complaint, which the court overruled on February 25, 2004.

     On March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and members of its board, alleging, among other things, that they acted illegally in refusing to accept Oracle’s tender offer and in implementing a customer assurance program. The cross-complaint alleges causes of action for interference with prospective economic advantage and violations of various sections of California’s Civil Code and Business & Professions Code. Oracle seeks damages, restitution, punitive damages, and injunctive and equitable relief. PeopleSoft and the board members filed an answer to the cross-complaint on April 29, 2004, denying the allegations of the cross-complaint and asserting several affirmative defenses. The Company believes that the claims and allegations asserted in the cross-complaint are without merit, and intends to vigorously defend against them.

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

     The accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the three and six months ended June 30, 2004 and 2003 (in thousands):

Three Months Ended June 30,

	Operating Segments
2004	North America	International	Other	Total
Revenues	$461,723	$185,542	$—	$647,265

	Operating Segments
2004	North America	International	Other	Total
Cost of revenues	222,514	106,758	—	329,272

Segment margin	$239,209	$78,784	$—	$317,993

Operating expenses			303,676	303,676

Operating income				$14,317

	Operating Segments
2003	North America	International	Other	Total
Revenues	$367,458	$129,984	$—	$497,442
Cost of revenues	169,230	70,562	—	239,792

Segment margin	$198,228	$59,422	$—	$257,650

Operating expenses			207,430	207,430

Operating income				$50,220

Six Months Ended June 30,

	Operating Segments
2004	North America	International	Other	Total
Revenues	$909,205	$381,179	$—	$1,290,384
Cost of revenues	443,320	214,428	—	657,748

Segment margin	$465,885	$166,751	$—	$632,636

Operating expenses			585,389	585,389

Operating income				$47,247

	Operating Segments
2003	North America	International	Other	Total
Revenues	$718,113	$239,585	$—	$957,698
Cost of revenues	328,709	139,098	—	467,807

Segment margin	$389,404	$100,487	$—	$489,891

Operating expenses			387,888	387,888

Operating income				$102,003

     Revenues from the Europe/Middle-East/Africa region represented 17% and 15% of revenues, respectively, for the three months ended June 30, 2004 and 2003. Revenues from the Europe/Middle-East/Africa region represented 18% and 14% of revenues, respectively, for the six months ended June 30, 2004 and 2003. No other international region had revenues equal to or greater than 10% for the three and six months ended June 30, 2004 and 2003. Revenues originated in each individual foreign country were less than 5% of total revenues during the three and six months ended June 31, 2004 and 2003 with the exception of Canada. Canadian revenues comprised 6% of total revenues for both the three and six month periods ended June 30, 2003.

     For the three months ended June 30, 2004 and 2003, revenues attributable to the U.S. were $431.3 million and $343.5 million, respectively. For the six months ended June 30, 2004 and 2003, revenues attributable to the U.S. were $852.4 million and $668.5 million, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains descriptions of our expectations regarding our future results and trends affecting our business and other forward-looking statements, all of which are subject to risks and uncertainties. Use of the future tense and words such as “anticipate,” “believe,” “estimate,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft, Inc. are intended to identify such forward-looking statements. The forward-looking statements made in this Quarterly Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results in particular are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of risks and uncertainties and other factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” starting on page 36. We undertake no obligation to update the information contained in this Quarterly Report.

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

Business Environment

     Our revenues for the second quarter and the first six months of 2004 increased relative to the same period last year, due to the addition of new product offerings from the acquisition of J.D. Edwards & Company (J.D. Edwards) and an improving economic environment. The impact of the Oracle Tender Offer (see below) continues to affect sales of licenses to new and existing customers resulting in longer customer sales cycles. In the second quarter of 2004, the added publicity of the anti-trust trial brought by the Department of Justice against Oracle further impacted customer confidence regarding the continued development and support of PeopleSoft’s products. We believe this added uncertainty impacted our second quarter 2004 revenue by causing delays in the sales cycle, delayed closure of deals and a decline in the average selling price, as we had to give larger discounts in certain cases and close smaller sized deals than initially anticipated. We believe our professional service revenue was also impacted, as customers delayed implementing software they had already licensed, pending the completion of the anti-trust trial. Additionally, the Oracle Tender Offer related litigation and the anti-trust trial have consumed extensive human and financial resources.

Financial Highlights

•	Our total revenues for the second quarter of 2004 were $647.3 million, a 30% increase over the second quarter of 2003. Our total revenues for the first six months of 2004 were $1,290.4 million, a 35% increase over the first six months of 2003. The primary reason for the increase in revenues for the second quarter and the first six months of 2004 is the addition of new product offerings from the acquisition of J.D. Edwards. Second quarter 2004 license fees of $130 million increased by $18.3 million over the same period last year. License fees for the first six months of 2004 increased by $68.3 million to $260.9 million. The growth in license fees is due to the licensing of PeopleSoft EnterpriseOne and PeopleSoft World software as a result of the expansion of our product families from the acquisition of J.D. Edwards. We experienced an increase in maintenance fees of $96.7 million and $193.6 million for the second quarter of 2004 and for the first six months of 2004, respectively, compared to the same periods in 2003 due to an increase in our installed base of customers under maintenance agreements. Professional service revenue increased $34.8 million and $70.7 million for the second quarter of 2004 and for the first six months of 2004, respectively, compared to the same periods in 2003 as PeopleSoft’s consulting organization continued to win new customers.

•	Due to the impact of purchase accounting charges resulting from the acquisition of J.D. Edwards and costs associated with the Oracle Tender Offer, our net income for the second quarter and the first six months of 2004 declined. Our net income decreased to $11 million in the second quarter of 2004 from $36.5 million in the second quarter of 2003. Our net income decreased to $35.2 million in the first six months of 2004 from $75 million in the first six months of 2003. The purchase accounting charges (after-tax) are primarily comprised of the amortization of capitalized software and other intangible assets of $16.4 million and $32.9 million and restructuring charges of $2.5 million and $7.6 million for the second quarter and the first six months of 2004, respectively. Expenses (after-tax) of responding to the Oracle Tender Offer were $10.5 million and

$18.7 million for the second quarter and the first six months of 2004, respectively, and are comprised primarily of legal and investment banker fees.

•	Cash provided by operations in the first six months of 2004 was approximately $204.8 million. During the first six months of 2004, our cash and investment balances increased by $186.9 million, when compared to our cash and investment balances at December 31, 2003.

     Integration of J.D. Edwards & Company

     We acquired J.D. Edwards in the third quarter of 2003 for approximately $2 billion, making PeopleSoft the second largest provider of enterprise application software in the world based on total revenues. We now have over 12,400 customers and approximately 11,500 employees. The combination has made PeopleSoft:

•	a leader in both the mid-sized and large enterprise market-segments with three product families of high quality enterprise applications: PeopleSoft Enterprise, PeopleSoft EnterpriseOne and PeopleSoft World. (PeopleSoft EnterpriseOne and PeopleSoft World applications are primarily comprised of the former J.D. Edwards 5 and J.D. Edwards World Software applications.)

•	a recognized leader in serving the enterprise software needs of service related industries including: financial services, communications, healthcare, education and government. PeopleSoft is also a leading provider to manufacturing and distribution related industries including: industrial and wholesale distribution, consumer products, pulp and paper manufacturing, life sciences and the construction industry.

     In the second quarter of 2004, we continued to execute on our J.D. Edwards integration plans across the Company as we consolidate redundant facilities, combine operations globally and integrate our various general and administrative functions. As of June 30, 2004, we were ahead of our internal planned cost reduction schedule targets and we remain confident in our stated objective of achieving $167 million to $207 million in revenue and cost synergies for the full year of 2004 as a part of the J.D. Edwards integration plan.

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

     On February 26, 2004, the United States Department of Justice (“DOJ”), joined by the states of Texas, Hawaii, Maryland, Massachusetts, Minnesota, New York and North Dakota filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The plaintiffs allege that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. On April 14, 2004, the DOJ’s complaint was amended to add as plaintiffs the states of Connecticut, Michigan and Ohio. The trial commenced June 7, 2004 and closing arguments were presented on July 20, 2004.

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

     On May 14, 2004, Oracle amended its offer to decrease the purchase price from $26.00 per share to $21.00 per share. On May 26,

2004, based upon the recommendation of the Transaction Committee, the Board unanimously recommended that our stockholders reject the revised offer because the Board believed the offer is inadequate from a financial point of view and does not reflect PeopleSoft’s real value, and the proposed combination of PeopleSoft and Oracle continues to face substantial regulatory scrutiny in both the United States and Europe and there is a significant likelihood that the transaction will be prohibited under antitrust law. On July 12, 2004, Oracle announced extension of its tender offer period to August 27, 2004. If the trial judge in the DOJ lawsuit referred to above were to rule against Oracle, but Oracle appeals that ruling, the delay and uncertainty regarding the outcome of the Oracle Tender Offer may continue to disrupt and damage our business. If the trial judge in the DOJ lawsuit referred to above were to rule against the DOJ, our ability to successfully conduct our business could be materially adversely impacted.

     The Oracle tender offer will continue to be a distraction to management at least until the outcomes of the U.S. antitrust litigation and European review are known.

     The recommendations to stockholders by the PeopleSoft Board of Directors are discussed and included in PeopleSoft’s Solicitation/ Recommendation Statement on Schedule 14D-9 and the amendments thereto filed with the SEC. These documents can be obtained without charge at www.sec.gov and www.peoplesoft.com. Our stockholders should read these filings as they contain important information about the Oracle Tender Offer and the Board’s recommendations. From June 6, 2003 through June 30, 2004 we incurred over $70 million in investment banking, legal and other fees and a significant amount of internal resources to respond to the tender offer and the related lawsuits. During the second quarter of 2004, we incurred $17.2 million in investment banking, legal and other fees and a significant amount of internal resources to respond to the tender offer and the related lawsuits. See Part II, Item 1 — Legal Proceedings. It is not possible to predict the amount of money or internal resources that will be required to respond to the Oracle Tender Offer in the future.

RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues and the percentage of period-over-period changes represented by line items in our consolidated statements of operations:

	Percentage of			Percentage
	Dollar	Percentage of Total		of Dollar	Percentage of Total
	Change	Revenues		Change	Revenues
	Three Months Ended June 30,			Six Months Ended June 30,
	2004/2003	2004	2003	2004/2003	2004	2003
Revenues:
License fees	16%	20%	22%	35%	20%	20%
Maintenance revenue	47	47	42	48	47	42
Professional services revenue	19	33	36	20	33	38

Total revenues	30	100	100	35	100	100
Costs and expenses:
Cost of license fees	159	4	2	163	4	2
Cost of services	36	35	34	36	35	34
Sales and marketing expense	34	27	26	38	27	26
Product development expense	63	21	17	58	20	18
General and administrative expense	54	10	8	65	9	8
Restructuring, acquisition and other charges	(71)	1	3	(11)	1	1

Total costs and expenses	42	98	90	45	96	89

Operating income	(72)	2	10	(54)	4	11
Other income, net	(43)	1	1	(33)	1	1

Income before provision for income taxes	(69)	3	11	(52)	5	12
Provision for income taxes	(67)	1	4	(49)	2	4

Net income	(70)	2%	7%	(53)	3%	8%
Diluted income per share	(73)%			(57)%

     Net income decreased $25.6 million or 70% from $36.5 million in the second quarter of 2003 to $11 million in the second quarter of 2004. Diluted income per share decreased from $0.11 per share in the second quarter of 2003 to $0.03 per share in the second quarter of 2004. For the first six months of 2004 net income decreased $39.8 million or 53% from $75 million in the first six months of 2003 to $35.2 million in the first six months of 2004. Diluted income per share decreased from $0.23 per share in the first six months of 2003 to $0.10 per share in the first six months of 2004.

Revenues

License Fee Revenues

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
License fees	$130,016	$111,726	$260,902	$192,567
Percentage of revenue	20%	22%	20%	20%
Change from prior year	16%		35%

     Our software products generally are licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees increased by 16% in the second quarter of 2004 as compared to the second quarter of 2003 and 35% for the first six months of 2004 as compared to the first six months of 2003. The increase was driven by the addition of the PeopleSoft EnterpriseOne and PeopleSoft World product families to our product offerings. We believe the ongoing impact of the Oracle Tender Offer and the anti-trust trial brought by the Department of Justice against Oracle and the related publicity negatively impacted our second quarter 2004 revenue. In the second quarter of 2004 we added 160 new customers compared to 109 in the same quarter last year. In the first six months of 2004, while the global economy is improving modestly, technology spending appears to remain sluggish. In the coming quarters, we expect to see a gradual strengthening of the economy and seasonal increases in software license purchases by new and existing customers, however, our ability to grow license revenue will largely depend on the outcome of the Oracle anti-trust trial and the related publicity.

Services Revenues

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Maintenance revenue	$302,248	$205,563	$599,098	$405,484
Percentage of revenue	47%	42%	47%	42%
Change from prior year	47%		48%
Professional services revenue	$215,001	$180,153	$430,384	$359,647
Percentage of revenue	33%	36%	33%	38%
Change from prior year	19%		20%

     Our services revenue consists of software maintenance fees and professional services fees, which includes consulting fees, customer training fees, hosting fees and other miscellaneous fees.

     The increase in maintenance revenue in the second quarter and the first six months of 2004 as compared to the same periods last year is primarily attributable to the growth of our installed base of software applications, arising from sales to both new and existing customers. As a result of the acquisition of J.D. Edwards in July 2003, our installed base of customers has grown considerably. At the end of the second quarter 2004, we had an increase of approximately 639 installed customers over the end of the second quarter of 2003. In accordance with the purchase method of accounting, we were required to record J.D. Edwards deferred maintenance revenue at fair value as of the acquisition date reducing our maintenance revenue related to that expanded customer base by $14.9 million in the second quarter of 2004 and by $39.2 million in the first six months of 2004. As the J.D. Edwards customers, having deferred maintenance balances as of the acquisition date, renew their contracts with PeopleSoft during the remainder of 2004, we expect to increase revenues without incurring additional costs.

     The increase in professional services revenue in the second quarter and the first six months of 2004 is primarily due to additional consulting revenue attributed to the addition of the PeopleSoft EnterpriseOne and PeopleSoft World product families. We believe that our professional services was negatively impacted by the Oracle anti-trust trial, as customers delayed implementing software they had already licensed, pending the outcome of the trial. Changes in license revenues during a given period may also adversely impact our future services revenue, since professional services are typically related to our licensing activity in prior quarters.

     Our ability to maintain or increase maintenance or professional services revenue in the future depends primarily on our ability to increase our installed customer base, renew maintenance agreements, and to maintain or increase the number or size of our professional services engagements.

Revenues by Segment

     The Company’s chief operating decision maker is its President and Chief Executive Officer (“CEO”). While the CEO is apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. Revenues by geographic segment from external customers for the second quarter and six months ended June 30, 2004 and 2003 were:

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
North America	$461,723	$367,458	$909,205	$718,113
International	185,542	129,984	381,179	239,585

Total revenues	$647,265	$497,442	$1,290,384	$957,698

     Total revenues from the North America segment increased by 26% in the second quarter of 2004 as compared to the second quarter of 2003 and by 27% in the first six months of 2004 as compared to the first six months of 2003. As a percentage of total segment revenues, revenues from the North America segment were 71% in the second quarter of 2004 and 74% in the second quarter of 2003 and 70% in the first six months of 2004 and 75% in the first six months of 2003. Total revenues from the International segment increased by 43% in the second quarter of 2004 from the second quarter of 2003 and by 59% in the first six months of 2004 as compared to the first six months of 2003. As a percentage of total segment revenues, revenues from the International segment were 29% in the second quarter of 2004 and 26% in the second quarter of 2003 and 30% in the first six months of 2004 and 25% in the first six months of 2003. The increase in revenues from the second quarter and the first six months of 2003 to the second quarter and the first six months of 2004 resulted primarily from the acquisition of J.D. Edwards.

     In the North America segment, revenues attributable to the United States were $431.3 million and $852.4 million in the second quarter and the first six months of 2004 and $343.5 million and $668.5 million in the second quarter and first six months of 2003. Revenues from the Europe/Middle-East/Africa region represented 17% and 15% of revenues, respectively, for the three months ended June 30, 2004 and 2003. Revenues from the Europe/Middle-East/Africa region represented 18% and 14% of revenues, respectively, for the six months ended June 30, 2004 and 2003. No other international region had revenues equal to or greater than 10% for the three and six months ended June 30, 2004 and 2003. Revenues originated in each individual foreign country were less than 5% of total revenues during the three and six months ended June 31, 2004 and 2003 with the exception of Canada. Canadian revenues comprised 6% of total revenues for both the three and six month periods ended June 30, 2003.

Costs and Expenses

Cost of Licenses Fees

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Cost of license fees	$24,773	$9,563	$48,147	$18,289
Percentage of revenue	4%	2%	4%	2%
Change from prior year	159%		163%

     Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party products and technology. Costs of license fees consist principally of royalties, license fees for certain third party software products, amortization of capitalized software and product warranty costs. The second quarter of 2004 increase of 159% over the same period last year primarily results from $11.3 million in amortization costs for the capitalized software acquired in the J.D. Edwards acquisition and from a $4.1 million increase in the cost of license fees associated with changes in the mix of royalty bearing license contracts and the increase in our license revenues in the same period. The increase of 163% for the six months ended June 2004 over the same period last year primarily results from $22.6 million in amortization costs for the capitalized software acquired in the J.D. Edwards acquisition and from a $6.5 million increase in the cost of license fees associated with changes in the mix of royalty bearing license contracts and the increase in our license revenues in the same period.

Cost of Services

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Cost of services	$226,442	$166,698	$449,408	$330,167
Percentage of revenue	35%	34%	35%	34%
Change from prior year	36%		36%

     Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing professional services and maintenance. Cost of services increased by 36% in the second quarter of 2004 as compared to the second quarter of 2003, and 36% in the six months ended June 2004 as compared to the six months ended June 2003, primarily due to the expansion of the support organization resulting from the larger installed base created by the J.D. Edwards acquisition and the expansion of the professional services activities and organization. Cost of services also increased $8.8 million in the second quarter of 2004 and $17.6 million for the six months ended June 2004 due to the amortization of acquired intangible assets for maintenance relationships and consulting agreements acquired from J.D. Edwards. Cost of services as a percentage of services revenues was 44% in the second quarter and first six months of 2004. Cost of services as a percentage of services revenues was 43% for the second quarter and first six months of 2003. If the demand for services from new and existing customers for installation, consulting, maintenance and training services increases over the next several quarters, we anticipate that our cost of services may also increase.

Sales and Marketing Expense

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Sales and marketing	$176,590	$131,492	$345,761	$251,050
Percentage of revenue	27%	26%	27%	26%
Change from prior year	34%		38%

     The increase in sales and marketing expense in the second quarter of 2004 and the first six months of 2004 as compared to the same periods last year is primarily due to costs associated with the growth of our sales force and marketing activities to support our expanded product line and geographic scope following the integration of J.D. Edwards. These expense increases are primarily attributed to compensation and related infrastructure costs associated with our expanded sales force. Additionally, the second quarter and first six months of 2004 includes $3.8 million and $7.5 million, respectively, of amortization of intangible assets relating to acquired customer relationships. Sales and marketing expense may increase in future periods as we increase our sales force and marketing and advertising expenses to increase our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.

Product Development Expense

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Product development expense	$137,938	$84,646	$265,312	$168,351
Percentage of revenue	21%	17%	20%	18%
Change from prior year	63%		58%

     Product development expense consists primarily of costs related to our software developers and the associated infrastructure costs of product development initiatives. The 63% increase in product development expense in the second quarter of 2004 as well as the 58% increase in the first six months of 2004 as compared to the comparable periods in 2003 were primarily due to the expansion of our development organization to support our expanded product offerings following the acquisition of J.D. Edwards. The second quarter and first six months of 2004 also includes amortization of intangible assets acquired from J.D. Edwards of $3 million and $6 million, respectively, for acquired patented technology. In addition, we incurred higher costs for outsourced development of $3.9 million in the second quarter of 2004 and $6.7 million for the first six months of 2004 as compared to the same period last year. We did not capitalize any internal development costs in the second quarter of 2004 or six month period ending June 30, 2004. Our current focus is to continue to extend our software offerings by delivering enhanced functionality to all three product families and to further develop new applications across both the PeopleSoft Enterprise and PeopleSoft EnterpriseOne application families.

General and Administrative Expense

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
General and administrative expense	$63,162	$41,024	$122,237	$74,039
Percentage of revenue	10%	8%	9%	8%
Change from prior year	54%		65%

     General and administrative expense consists primarily of salary and other employee related costs plus outside service costs to perform legal, finance, and human resource functions. In addition, corporate insurance is recorded as general and administrative costs. The increase in general and administrative expense for the second quarter of 2004 as compared to the second quarter of 2003 includes additional administrative staff, infrastructure costs and other costs resulting from the J.D. Edwards acquisition and an increase in legal and investment banker fees of $5.6 million relating to our response to the Oracle Tender Offer and related legal proceedings. The increase in general and administrative expense for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 includes additional administrative staff, infrastructure costs and other costs resulting from the J.D. Edwards acquisition, an increase in legal and investment banker fees of $18.4 relating to our response to the Oracle Tender Offer and related legal proceedings and an increase in third party integration fees of $4.7 million relating to the J.D. Edwards acquisition. It is not possible to predict the amount of money or internal resources that will be required to respond to the Oracle Tender Offer and related legal proceedings in 2004. We expect the third party integration costs to decline in the remainder of 2004 as the integration of J.D. Edwards is completed.

Restructuring, Acquisition and Other Charges

     The following table sets forth the components of “Restructuring, acquisition and other charges”:

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Restructuring, acquisition and other charges	$4,043	$13,799	$12,272	$13,799

     Restructuring charges and adjustments of $4 million in the second quarter of 2004 and of $12.3 million in the six month period ending June 30, 2004 are primarily the result of the Third Quarter 2003 Restructuring Plan relating to the acquisition of J.D. Edwards. In connection with the Third Quarter 2003 Restructuring Plan, we initiated plans to restructure our pre-acquisition operations to eliminate certain duplicative activities and reduce our cost structure. The costs associated with that plan include costs for employee severance, acquisition related employee retention, consolidating duplicate facilities and contract terminations. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. The second quarter 2004 restructuring charge includes approximately $0.7 million related to employee costs and $3.3 million related to costs of consolidating duplicate facilities. The six month period ending June 30, 2004 restructuring charge includes approximately $3.2 million related to employee costs and $9.1 million related to costs of consolidating duplicate facilities. Of the $9.1 million in facilities costs, approximately $4 million relates to impaired furniture and equipment assets which were identified as certain duplicate facilities were vacated. Future cash payments related to these restructuring liabilities for employee costs are expected to be made through October 2004. Future cash payments related to facilities obligations are expected to be made through March 2012. Although management believes the liabilities recorded under the plans are substantially quantified, estimated restructuring costs may change in the future.

     Restructuring charges of $13.8 million for the second quarter and first six months of 2003 relate to the second quarter 2003 restructuring plan. These restructuring charges consisted of employee severance charges, fair value of lease obligations associated with the closure of an office facility and leasehold improvement write-offs. This restructuring plan was completed in the second quarter of 2004.

Other Income, Net

     The following table sets forth the significant components of “Other income, net”:

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Interest income	$5,343	$7,387	$11,898	$14,640
Interest expense	(251)	71	(295)	(192)
Foreign currency transaction losses and other, net	(2,396)	(2,746)	(3,807)	(2,770)

Other income, net	$2,696	$4,712	$7,796	$11,678

     The decrease in interest income of 28% in the second quarter of 2004 and 19% in the first six months of 2004 as compared to the same periods in the prior year was primarily due to lower interest rates and lower average cash and investment balances. The decrease in cash and investment balances is primarily due to the J.D. Edwards acquisition, the repurchase of common stock in the fourth quarter of 2003 and the purchase of the two buildings in the Denver Campus (see Liquidity and Capital Resources below).

Provision for Income Taxes

     Our provision for income taxes decreased to $6 million in the second quarter of 2004 from $18.4 million in the second quarter of 2003. Our provision for income taxes decreased to $19.9 million for the first six months of 2004 from $38.7 million in the first six months of 2003. The effective tax rate was 36.1% and 34% for the six months ended June 30, 2004 and 2003, respectively. The effective tax rate has increased primarily as a result of a decrease in tax exempt interest income earned from investments. Net deferred tax assets at June 30, 2004 were $100.2 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the realization of the benefit associated with deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from pre-tax earnings generated by future operations, subsequent reversals of deferred tax liabilities and other sources.

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

     Professional Services Revenue. Professional services revenue primarily consists of consulting and customer training revenues, which are usually charged on a time and materials basis and are recognized as the services are performed. Revenue from certain fixed price contracts is recognized on a proportional performance basis, which involves the use of estimates related to total expected hours to complete the contract derived, in part, from historical experience with similar contracts. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when we receive final acceptance from the customer.

Customer Assurance Program

     In response to Oracle’s public statements about its intent to discontinue PeopleSoft’s products, and to minimize the loss of business during Oracle’s offer to purchase all outstanding shares of PeopleSoft common stock (the “Oracle Offer”), PeopleSoft implemented a customer assurance program. The customer assurance program incorporates a contingent change in control provision in PeopleSoft’s standard perpetual licensing arrangement. That provision provides customers who purchase application licenses with financial protection in certain circumstances, as described below. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees. The multiple increases as the arrangement fees increase.

     PeopleSoft implemented the initial version of the customer assurance program in June 2003, and has used five different versions of the program. On July 6, 2004, the Board of Directors extended the program through the earlier of the date that Oracle terminates its tender offer or September 30, 2004. Under all versions of the customer assurance program, customers retain rights to the licensed products whether or not the customer assurance program’s payments are triggered. No customer is entitled to a refund of arrangement fees previously paid under the customer’s contract with PeopleSoft, but the customer would be entitled to a payment under the customer assurance program if all of the conditions stated below for the respective versions are met.

     The customer assurance program has no current financial statement impact on PeopleSoft. A contingent liability may be recognized in the financial statements of PeopleSoft or its acquirer upon or after the consummation of a transaction that satisfies the acquisition criteria set forth in the specific terms of the applicable version of the customer assurance program, and if the amounts due were probable and reasonably estimable. However, the determination of the timing of recognition and amount of any such contingent liability would be dependent upon the acquirer’s plans, assumptions and estimations. The terms of the customer assurance program require an acquisition by an entity other than PeopleSoft; therefore no action taken unilaterally by PeopleSoft would, by itself, result in the recognition of a contingent liability or any other financial statement impact.

     In Version Five of the program, the term “acquisition” is limited to an acquisition of PeopleSoft, Inc. by Oracle Corporation or its affiliates. This change was adopted consistent with the terms of a pending settlement of certain stockholder litigation. See Note 11, “Commitments and Contingencies” of the Notes to the unaudited Condensed Consolidated Financial Statements.

     The table below sets forth for each version of the customer assurance program the dates during which such version was implemented in customer contracts and the approximate potential maximum liability, as of June 30, 2004, under the contracts containing language from each such version. Following the table is a description of the material terms of each version of the program. With respect to each version, some variations exist in the specific language used in contracts, but such language generally incorporates the material terms of the applicable version, as described below. As of June 30, 2004, the approximate aggregate maximum potential amount of future liability under the customer assurance program was $2.02 billion.

Approximate Amount of
Maximum
Version	Dates Offered to Customers*	Potential Liability
Version One	6/03/2003 to 9/12/2003	$310 million
Version Two	9/12/2003 to 9/30/2003	$170 million
Version Three	9/30/2003 to 11/7/2003	$40 million
Version Four	11/18/2003 to 6/30/04	$1,342 million
Version Five	6/16/04 to present	$156 million

	Total Amount of Maximum Potential Liability:	$2,018 million

*	Some contracts originally submitted to customers prior to these end dates were executed following such dates.

Version One

     Generally under Version One, a payment will be paid provided that the following events occur:

•	within one year from the contract effective date, an entity acquires or merges with PeopleSoft, and PeopleSoft is not the surviving entity, and

•	within two years from the contract effective date, the acquiring company;

—	announces its intention to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies,

—	announces its intention to discontinue licensing PeopleSoft’s products to new customers, or

—	announces its intention to not provide updates or new releases for supportable products; and

•	the customer requests the payment in writing before December 31, 2005, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and has timely paid all amounts owed under the customer’s agreement with PeopleSoft.

Version Two

     Generally under Version Two, a payment will be paid provided that the following events occur:

•	within two years from the contract effective date, PeopleSoft is acquired by an entity not owned or controlled by or under the control of PeopleSoft, and

•	within four years from the contract effective date, the acquiring company announces its intention:

—	to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies or materially reduces the level of support services from the level provided by PeopleSoft prior to the acquisition, or

—	to discontinue licensing PeopleSoft’s products to new customers or certain existing customers, or

—	to reduce, or materially reduces, the amount of money spent to develop updates for the supportable modules or provide support services below the level spent by PeopleSoft in the 12 months preceding the acquisition, or

—	to delay, or delays, the timing of release of updates or new releases for the products or to reduce the extent and quality of such updates and new releases, compared to the timing, extent and quality of updates and new releases delivered in the release cycle prior to the acquisition, or

—	to reduce or limit, or reduces or limits, the ability of the supportable modules to integrate or operate with third party products such as databases, software, products, and technologies; and

•	the customer requests the payment in writing by June 30, 2008, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and no amounts are owed under the customer’s agreement with PeopleSoft.

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

     Oracle has asserted that under Version Two of the customer assurance program a customer potentially could assert that a change in a majority of PeopleSoft’s board of directors, as described in Version Two (a “board composition change”), would, by itself, constitute an acquisition of PeopleSoft as that term is used in Version Two. Based upon all of the language of Version Two, PeopleSoft does not believe that such an interpretation is correct. However, if a board composition change were to occur prior to the expiration of Version Two, and if customers were to assert successfully that such board composition change, by itself, constituted an acquisition of PeopleSoft under Version Two, and if an entity not owned or controlled by or under the control of PeopleSoft (the acquiring entity) were to announce its intention to discontinue, reduce, delay or limit products or services as specified under the terms of Version Two, PeopleSoft could have a maximum potential liability of approximately $170 million. If there were a contested election of directors, stockholders of PeopleSoft should be aware of that possibility when electing directors of PeopleSoft who are not nominated by PeopleSoft’s current board of directors, despite PeopleSoft’s belief that this interpretation of Version Two is incorrect. On February 26, 2004, Oracle announced that it was withdrawing its director nominations and stockholders proposals for the PeopleSoft 2004 Annual Meeting of Stockholders which, if all of Oracle’s director nominees were elected and its stockholder proposals were passed, would have caused a board composition change.

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

Version Five

     The Company implemented Version Five of the program in June 2004, to apply to contracts first presented to customers at that time. Version Five of the program, consistent with the terms of a pending settlement of Delaware stockholder litigation, revised the definition of the term “acquisition” to provide that the term “acquisition” includes an acquisition solely by Oracle and its affiliates. In other respects, Version Five is the same as Version Four, except that for contracts signed after June 30, 2004, the date by which the customer must request payment is December 31, 2008 rather than June 30, 2008.

     The Board believes that all versions of the customer assurance program give new and existing customers assurance that their investments in PeopleSoft products and services will be protected. This is reflected in customers’ continued purchases of products and services from PeopleSoft, and the Board believes the program ultimately preserves and enhances stockholder value. The Board also believes that the customer assurance program, and its beneficial effects on PeopleSoft’s ability to sell to new and existing customers, may increase the amount of consideration that a potential acquirer would be willing to pay for PeopleSoft. Nevertheless, it is possible that a potential acquirer of PeopleSoft would intend to discontinue, reduce, delay or limit products or services of PeopleSoft in a manner that would trigger payments under the customer assurance program or incur additional costs in continuing such products and services in order to avoid making such payments, and such costs might limit the total amount of consideration that the potential acquirer would be willing to pay for PeopleSoft.

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

     Other estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, change in control payments, costs of consolidating duplicate facilities, and contract termination costs. During the second quarter of 2004, restructuring costs were incurred as a result of the acquisition of J.D. Edwards. Restructuring costs associated with pre-acquisition activities of J.D. Edwards have been accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Other restructuring costs associated with activities of PeopleSoft are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) or Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” (“SFAS 112”) and are recorded as a charge to the results of operations in “Restructuring, acquisition and other charges.” Restructuring costs are based upon plans that have been committed to by management and are subject to refinement. To estimate restructuring costs accounted for in accordance with EITF 95-3, management utilized assumptions of the number of employees that will either voluntarily or involuntarily terminate employment with PeopleSoft and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring costs may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans accounted for in accordance with EITF 95-3 are recorded as an adjustment to goodwill while increases to the estimates are recorded as an adjustment to goodwill within one year of the acquisition date and as operating expenses thereafter. Changes to currently approved plans accounted for in accordance with SFAS 146 or SFAS 112 will be recorded in “Restructuring, acquisition and other charges.”

     Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to project revenues and costs to develop such products will transpire as anticipated.

Capitalized Software

     We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs in the second quarter and the first six months of 2004. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

     We periodically evaluate the recoverability of capitalized software based on an estimate of future product revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross product revenues were to be significantly less than our original estimate, the net realizable value of our capitalized software intended for sale may be partially or completely impaired.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. Individual overdue accounts are reviewed, and allowance adjustments are recorded when determined necessary to state receivables at realizable value. Additionally, we judge the overall adequacy of the allowance for doubtful accounts by considering multiple factors including the aging of our receivables, historical bad debt experience, and the general economic environment. The key factor is the aging of our receivables, and the improvement or deterioration of the age of our receivables is the factor which will drive either a decrease or an increase to the allowance. A considerable amount of judgment is required when we assess the collectibility of our receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. Once all collection efforts are exhausted, the receivable is written-off against the balance in the allowance for doubtful accounts.

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

Impairment of Goodwill and Long-Lived Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We selected the third quarter to perform our annual goodwill impairment testing. We determined that our reporting units are equivalent to our operating segments for the purposes of completing our SFAS 142 impairment test based upon the similar economic characteristics of each of the components that make up our operating segments (see Note 12, “Segment and Geographic Areas” of the Notes to the unaudited Condensed Consolidated Financial Statements). For purposes of performing our impairment test, we allocated tangible and intangible assets and liabilities to each reporting unit based upon the location in which the asset or liability was initially recorded and would ultimately be assigned to in the event of a purchase transaction. We determined that the carrying amount of goodwill was not impaired during the third quarter of 2003. Our impairment analysis was based upon the fair value assigned to each reporting unit. In estimating the fair value of the individual reporting units, we considered the enterprise fair value based upon the average closing price of the Company’s common stock from July 17, 2003 to July 31, 2003. We are not aware of any events or circumstances that would warrant an impairment charge through the second quarter of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     We generate cash from licensing our software, providing professional services and through maintenance renewals. Our days sales outstanding for the second quarter of 2004 was 55 days, meaning that was the average number of days that passed before we collected payment from our customers. We use cash to pay our employees’ salaries, commissions, bonuses, and benefits; pay landlords to lease office space, procure insurance, pay taxes and pay vendors for services and supplies. In addition, we use cash to purchase capital assets to support the business. These assets are typically information technology hardware and facilities. On June 30, 2004, we did not have any debt, and we currently have no plans to pay cash dividends on our capital stock.

     On January 12, 2004, we announced our intention to repurchase $200 million of PeopleSoft common stock. We anticipate the successful completion of this repurchase in 2004. This repurchase activity is in keeping with our stated objective of continuing to utilize our positive cash flow to increase stockholder value. We intend to hold all shares repurchased pursuant to the stock repurchase program as treasury stock. We intend to fund all share repurchases from cash surplus and general corporate funds generated from operations. We believe that the combination of our cash and cash equivalents and short-term investment balances and currently anticipated cash flow from operations will be sufficient to satisfy our cash requirements, at least through the next twelve months.

     The table shown below presents our liquidity position for the quarter ended June 30, 2004 and for the prior year end:

	Quarter	Year
	Ended	Ended
	June 30,	December 31,
	2004	2003
	($ in millions)
Cash and cash equivalents	$542.5	$439.4
Short-term investments and restricted cash (1)	$1,034.2	$961.9

Total	$1,576.7	$1,401.3
Working capital	$926.5	$803.5

(1)	Short-term investments and restricted cash principally include interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities.

     As of June 30, 2004, our cash, cash equivalents and short-term investments increased by $175.4 million as compared to December 31, 2003. This increase was primarily due to positive operating cash flow and proceeds from employee stock purchases and stock option exercises, partially offset by the purchase of property and equipment, including two office buildings in Denver, Colorado.

     We generated cash flows from operations of $204.8 million in the first six months of 2004 compared to $193.3 million in the first six months of 2003. The principle source of our cash generated from operating activities comes from our net income adjusted for depreciation and amortization and collections on our accounts receivable. Partially offsetting our positive cash flows from operations in 2004 are payments made relating to the J.D. Edwards restructuring liabilities (See Note 6, “Restructuring Liabilities” of the Notes to the unaudited Condensed Consolidated Financial Statements) of $36.1 million and payments made for legal and investment banker fees relating to the Oracle Tender Offer of approximately $18 million.

     We historically have used cash for investing activities. Surplus cash has generally been used to purchase short-term investments, although in the third quarter of 2003 we liquidated some of our short-term investments to fund the cash portion of the purchase price of J.D. Edwards. We purchased property and equipment of $88.9 million during the first six months of 2004. We assumed operating leases on four office buildings in Denver as a result of our acquisition of J.D. Edwards. On April 2, 2004, one of the master lease agreements terminated and we exercised our option to purchase two buildings for a net purchase price of $58.6 million. We are currently considering cash purchases, totaling $62.6 million for the remaining two office buildings. The leases for the remaining buildings terminate during the third and fourth quarters of 2004. We purchased property and equipment of $213.8 million during the first six months of 2003, of which $175 million was utilized to purchase certain of our headquarters facilities in Pleasanton, California which we had been leasing under synthetic leases.

     The principal source of cash generated from financing activities relates to the exercise of stock options by our employees and the issuance of our common stock under the employee stock purchase program. These equity transactions generated cash of $74.5 million in the first six months of 2004. The Company has modified its equity compensation strategy to emphasize equity incentives other than stock options, and the cash generated from financing activities related to employee equity compensation may decrease in the future.

     Future cash payments related to restructuring liabilities for employee costs are expected to be made through January 2005. Future cash payments related to facilities obligations are expected to be made through March 2012. Our $50.6 million restructuring liability at June 30, 2004 is a cash obligation. Restructuring costs are being funded through operating cash flow. See Note 6 “Restructuring Liabilities” of the Notes to the unaudited Condensed Consolidated Financial Statements.

Commercial Commitments

Synthetic Leases

     As a result of the acquisition of J.D. Edwards, we assumed three six-year master operating leases on four office buildings in Denver, Colorado (the “Denver Campus”). Two of the three master leases are effective at June 30, 2004. On April 2, 2004, the third master lease agreement terminated and we exercised our option to purchase two buildings for a net purchase price of $58.6 million. The lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided debt and equity financing of $121.2 million for the purchase and construction costs of the buildings. The lease payment obligations are based on a return on the lessor’s costs. We have an option to refinance or purchase the remaining leased properties at our sole discretion during the terms of the leases for approximately $62.6 million. In the event that we do not exercise our option to refinance or purchase the leased properties, we must guarantee the residual value of each building up to approximately 85% of the bank financing of $62.6 million or $53.2 million for the remaining two leases. We have evaluated the fair value of the Denver Campus and determined that at June 30, 2004 it is not probable that the value of the leased properties at the end of the lease terms will be less than the residual value guaranteed by us and as a result we do not believe that we will be called upon to perform under the residual guarantee. We are expecting to proceed with cash purchases of the remaining office buildings. The leases for the remaining buildings terminate during the third and fourth quarters of 2004.

     We may elect to reduce the interest rate used to calculate our lease expense by collateralizing the Denver Campus financing arrangements with investments. At June 30, 2004, investments totaling $63.8 million were designated as collateral for these leases. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreements. At June 30, 2004, funds used as collateral in the amount of $40.8 million were available for withdrawal. At June 30, 2004, we were in compliance with the covenants, representations, and warranties required under the lease agreements.

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

We may not successfully complete the integration of J.D. Edwards’ business operations into ours. In addition, we may not achieve all the anticipated benefits of the merger, which could adversely affect the price of our common stock.

     We completed the merger with J.D. Edwards on August 29, 2003, with the expectation that the acquisition would result in benefits to the combined company, including synergies and cost efficiencies related to combining operations and products. While the benefits have begun to be realized, the integration of both companies is in progress and there is a risk that the benefits might not be fully realized. To date, a combined product roadmap has been defined and we commenced delivery of intefaced products. During the first six months of 2004, we successfully completed the integration of our worldwide sales and service organizations to provide a consistent approach and methodology to our selling and consulting activities. Integrating the two companies’ operations may be difficult, time consuming and costly, particularly in light of the technical and complex nature of each company’s products. It is possible that the integration efforts will not be completed as efficiently or successfully as planned or will distract management from the operations of the Company’s business.

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

Charges to earnings resulting from the acquisition of J.D. Edwards, including the application of the purchase method of accounting and restructuring and integration costs, may adversely affect the market value of our common stock.

     In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisition of J.D. Edwards using the purchase method of accounting. Accordingly, we have allocated the total purchase price to J.D. Edwards’ net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. Assumptions may be inaccurate, and unanticipated events and circumstances may occur, which may adversely affect future financial results. In the future, our financial results, including earnings per share, could be adversely affected by charges related to the purchase accounting, including the following:

•	Goodwill may become impaired and we may be required to incur material charges relating to that impairment.

•	Deferred revenue on J.D. Edwards’ balance sheet at the closing of the merger, which predominately represented maintenance revenue, was reduced to fair value in our balance sheet. The impact of this fair value reduction will continue to reduce the amount of deferred maintenance revenue available to be recognized into earnings as a result of the J.D. Edwards acquisition for the remaining term of the related maintenance contracts.

•	We will incur charges to income to eliminate certain PeopleSoft pre-acquisition activities that are duplicative in nature with the assumed J.D. Edwards activities or to reduce cost structure.

     We expect to continue to incur costs associated with combining the operations of the two companies, which may be substantial. Additional costs that may be incurred relate to employee redeployment or relocation, accelerated amortization of deferred equity compensation and severance payments, employee retention which could include salary increases or bonuses, reorganization or closure of facilities, relocation and disposition of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We expect to account for these costs as expenses that may decrease our net income for the periods in which those charges are made.

     These costs may adversely impact earnings, which may result in a material adverse effect on the market value of our common stock.

Oracle Corporation’s tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect our operations and results.

     On June 6, 2003, Oracle announced that it intended to commence a cash tender offer, referred to as the Oracle Tender Offer, to purchase all of our outstanding common stock. Oracle has changed the offering price and extended the offering period several times. On May 14, 2004, Oracle reduced the offer to $21.00 per share. The Oracle Tender Offer currently expires on August 27, 2004. We believe that the Oracle Tender Offer raises significant antitrust concerns that have resulted in a lengthy regulatory review process and litigation. On February 26, 2004, the United States Department of Justice (DOJ), joined by the states of Texas, Hawaii, Maryland, Massachusetts, Minnesota, New York and North Dakota, filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. On April 14, 2004, the DOJ’s complaint was amended to add as plaintiffs the states of Connecticut, Michigan and Ohio. The plaintiffs allege that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. The trial commenced June 7, 2004 and closing arguments were delivered on July 20, 2004. In addition, antitrust investigations by the European Commission and numerous other state attorneys general are ongoing. The European Commission has issued a preliminary statement of objections to Oracle in connection with its proposed acquisition of PeopleSoft. The delay and uncertainty associated with the continued regulatory review and the uncertainty regarding the outcome of the Oracle tender offer has caused significant business disruption and damages to us, and may continue to disrupt and damage our business. If the trial judge in the DOJ lawsuit referred to above were to rule against Oracle, but Oracle appeals that ruling, the delay and uncertainty regarding the outcome of the Oracle Tender Offer may continue to disrupt and damage our business. If the trial judge in the DOJ lawsuit referred to above were to rule against the DOJ, our ability to successfully conduct our business could be materially adversely impacted, which could result in a material adverse effect on our financial condition and operating results.

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

Litigation related to the Oracle tender offer may result in significant monetary damages or may otherwise negatively impact our business and results of operations.

     At least fourteen stockholder lawsuits have been filed in Delaware and California state courts against PeopleSoft and certain of our directors and officers alleging breaches of fiduciary duties in connection with the Oracle tender offer. The California stockholder lawsuits have been stayed pending resolution of the Delaware matters. While the parties to the consolidated Delaware stockholder litigation have executed a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) relating to that litigation and have filed the Settlement Stipulation with the Delaware Court of Chancery, the Delaware Court of Chancery has not yet approved any settlement of that litigation and there can be no assurance that it will do so. On June 18, 2003, Oracle filed a lawsuit against PeopleSoft and members of our board in the Delaware Court of Chancery. The lawsuit alleges breaches of fiduciary duties against PeopleSoft’s board of directors and seeks to enjoin us from continuing to use our customer assurance program and to require elimination of the Company’s Shareholder Rights Plan. In addition, on March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and its directors in California state court seeking damages and an injunction arising out of the customer assurance program and alleged misrepresentations and unfair competition. Fluctuation in the price of PeopleSoft common stock may also expose the Company to the risk of securities class-action lawsuits. Any conclusion of such litigation in a manner adverse to PeopleSoft could have a material adverse effect on the combined company’s business, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, will be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm our ability to compete in the marketplace. For a more detailed description of the litigation related to the Oracle tender offer, see the discussions under Part II, Item 1, “Legal Proceedings” and Note 11, “Commitments and Contingencies” of the Notes to the unaudited Condensed Consolidated Financial Statements.

Our Certificate of Incorporation and Bylaws include anti-takeover provisions that may make it difficult for another company to acquire control of PeopleSoft or limit the price investors might be willing to pay for our stock.

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

     One of the conditions of the Oracle tender offer is the removal or amendment of our Rights Agreement such that Oracle’s acquisition of PeopleSoft stock would not trigger the provisions of the Rights Agreement. To date, our board of directors has not agreed to such removal or amendment. We currently are involved in litigation with Oracle in which it seeks to cause us to redeem the Rights issuable under the Rights Agreement or to render the Rights Agreement inapplicable to the proposed acquisition of PeopleSoft by Oracle.

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

     The trading price of our common stock has fluctuated significantly in the past. Changes in our business, operations or prospects, ongoing market assessments of the benefits of the J.D. Edwards merger and the industry in which we compete, regulatory considerations, general market and economic conditions, or other factors may affect the price of our common stock. Many of these factors are beyond our control. We believe the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations in response to such factors, including:

•	the impact of the pending unsolicited Oracle tender offer (discussed in the preceding risk factors) or any other proposed acquisition of us;

•	actual or anticipated fluctuations in revenues or operating results, including revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	changes in recommendations or financial estimates by securities analysts;

•	rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and other means;

•	announcements of technological innovations by us or our competitors;

•	introduction and success of new products or significant customer wins or losses by us or our competitors;

•	fluctuations in demand for our products, which may depend on, among other things, potential uncertainty regarding the success of the J.D. Edwards merger and the operations of the combined company, our customer assurance program, the acceptance of our products in the marketplace and the general level of spending in the software industry;

•	the mix of products and services sold by us;

•	the timing of significant orders received by us;

•	developments (including infringement claims or other matters which could result in costly litigation) with respect to our intellectual property rights, including patents, or those of our competitors;

•	changes in management;

•	proposed and completed acquisitions or other significant transactions by us or our competitors;

•	conditions and trends in the software industry, or consolidation within the technology industry, that may impact our customers, partners, suppliers or competitors;

•	adoption of new accounting standards, including those affecting the software industry;

•	acts of war or terrorism; and

•	general market conditions.

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

If we fail to introduce new or improved products and service offerings or if our current products become technologically obsolete, our results of operations and the financial condition of the business could suffer.

     The market for our software products is intensely competitive and is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The competitive environment demands that we constantly improve our existing products and services and create new products. Our future success may depend in part upon our ability to:

•	invest in research and development and/or acquire complementary technologies or businesses;

•	improve our existing products and develop new ones to keep pace with technological developments, including developments related to the internet;

•	successfully integrate third party products;

•	enter new markets;

•	satisfy customer requirements with respect to products and services; and

•	maintain market acceptance.

     While we are one of the largest providers of enterprise applications, our competitors may have more resources than we do. Our decisions regarding how to utilize our resources to either develop or acquire new products are critical. If, as a result of our decisions, resources are used ineffectively and we are unable to meet the challenge of delivering new or improved product and service offerings, our results of operations and our financial condition may be adversely affected.

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

Competitive pressures in our industry or general economic conditions may require that we increase product development expenditures, reduce our prices or offer other favorable terms to customers on our products and services which could result in lower margins and reduce net income.

     We compete with other software vendors in all of our major product lines. Some of our competitors may have advantages over us due to their larger worldwide presence, longer operating and product development history, substantially greater technical and marketing resources, or exclusive intellectual property rights. We compete with SAP and Oracle within the large enterprise market segment, each of whom has considerable resources with which to compete on price, contract terms and development activity. We also compete with SAP and Oracle and a variety of other competitors in the mid-market for enterprise applications and in more narrowly defined market segments.

     If competitors offer more favorable pricing, payment or other contractual terms, warranties, or functionality which we do not currently provide, or if general economic conditions decline such that customers are less willing or able to pay the cost of our products, we may need to lower prices or offer other favorable terms in order to successfully compete.

As our international business grows, currency risks, political considerations and other costs and contingencies could adversely affect our results.

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

     Our software products include a suite of proprietary software development tools, known as PeopleTools® and EnterpriseOne tools, which are fundamental to effective use of our products. While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own tools as the accepted industry standard. If a software product were to emerge as a clearly established and widely accepted industry standard or if rising expectations of toolsets of applications cause our toolsets to become obsolete, we may not be able to adapt our tools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify our tools or to redesign our software products to accommodate the new industry standard. This would be expensive and time consuming and may adversely affect results of operations and the financial condition of the business. Our failure to drive or adapt to new and changing industry standards or third party interfaces could adversely affect sales of our products and services.

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

     We license software and technology from third parties, including some competitors, and incorporate them into or sell them in conjunction with our own software products, some of which are critical to the operation of our software. If any of the third party software vendors were to change product offerings, increase prices or terminate our licenses, we might need to seek alternative vendors and incur additional internal or external development costs to ensure continued performance of our products. Such alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the software provided by our existing vendors. If the cost of licensing or maintaining these third party software products or other technology significantly increases, our gross margin levels could significantly decrease. In addition, interruption in functionality of our products could adversely affect future sales of licenses and services.

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

     We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. Without limiting the foregoing, uncertainty created by the Oracle Tender Offer and the United States versus Oracle antitrust trial may result in an increase in our compensation expense if we were to implement and/or increase employee retention programs. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise.

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

Decreased effectiveness of equity compensation could negatively impact our ability to attract and retain employees, and a modification to our equity compensation strategy or proposed changes in accounting for equity compensation could adversely affect our earnings.

     We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our market stock price, which could affect our ability to retain our employees. In addition, the Financial Accounting Standards Board and other agencies have proposed changes to accounting principles generally accepted in the United States that would require us (as well as other companies) to record a charge to earnings for employee stock option grants, sales of shares under our employee stock purchase plan and other equity compensation awards and for certain liability classified awards. At the Company’s 2004 annual meeting of stockholders, a stockholder proposal was adopted urging the Board of Directors to adopt a policy that we treat the value of stock options granted to employees and directors as compensation expense. The Board is reviewing the issue, including the stockholder vote, as part of its evaluation of the accounting treatment of option grants. Moreover, recent changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We have modified our equity compensation strategy to emphasize equity incentives other than stock options in light of these developments. If employees believe that the grants that they receive under this modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it difficult to attract, retain and motivate employees as a result of a modified equity compensation strategy, each of which could materially and adversely affect our business.

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

     We have a foreign exchange hedging program principally designed to mitigate the future potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are used to hedge foreign currency exposures of the parent company as well as foreign currency exposures of our foreign subsidiaries. We operate in certain countries in Latin America and Asia Pacific where there are limited forward currency exchange markets, and thus we have unhedged exposures in these countries. In general, our forward foreign exchange contracts have terms of two months or less, which approximate the expected settlement date of the underlying exposure. Gains and losses on the settled contracts are included in “Other income, net” in the accompanying unaudited condensed consolidated statements of operations and are recognized in the current period, consistent with the period in which the gain or loss of the underlying transaction is recognized. The foreign currency hedging program is managed in accordance with a corporate policy approved by our Board of Directors.

     In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through June 30, 2004.

     At June 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions, except for notional weighted average exchange rates):

		Notional Weighted
	Notional	Average Exchange
Functional Currency	Amount	Rate per US $
Singapore dollars	$14.9	1.711
Hong Kong dollars	8.5	7.791
New Zealand dollars	7.9	1.569
British pounds	6.2	0.549
Japanese yen	5.4	108.066
Taiwanese dollars	3.8	33.77

	$46.7

     At June 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions, except for notional weighted average exchange rates):

		Notional Weighted
		Average Exchange
Functional Currency	Notional Amount	Rate per US $
Mexican pesos	$12.5	11.487
Canadian dollars	5.3	1.346
Swiss francs	3.0	1.245
Euro	2.7	1.217
Swedish krona	1.0	7.525

	$24.5

     Each of these contracts matured within 60 days and had a cost that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2004. During the three months ended June 30, 2004 and 2003, the Company recorded net foreign currency transaction losses of $2.5 million and $1 million, respectively. During the six months ended June 30, 2004 and 2003, the Company recorded net foreign currency losses of $4.5 million and $1.2 million, respectively.

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

     We classify debt securities based on maturity dates on the date of purchase and re-evaluate the classification as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income,” net of tax, in the accompanying condensed consolidated balance sheets. If unrealized losses are determined to be other-than-temporary, they are reclassified from “Accumulated other comprehensive income” into earnings. As of June 30, 2004, all our investments were classified as available-for-sale and no other-than-temporary impairments were identified.

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

     At June 30, 2004, the average maturity of our investment securities was less than four months and all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments at June 30, 2004 that are sensitive to changes in interest rates. Due to our tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At June 30, 2004, we invested heavily in tax-exempt investments which reduced our weighted average interest rate.

     Below is a presentation of the maturity profile of our investments in debt securities at June 30, 2004 ($ in millions):

	Expected	Expected
	Maturity	Maturity
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$1,008.4	$40.4	$1,048.8	$1,051.3
Weighted average interest rate	1.2%	1.3%

Interest Rate Swap Transactions

     We used interest rate swap transactions to manage our exposure to interest rate changes on synthetic lease obligations related to certain of our headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, we received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as hedges against changes in the amount of future cash flows. In February 2003, we exercised our option under a synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $70 million, and concurrently, swaps with an aggregate notional principal amount of $70 million matured. In June 2003, we exercised our option under the synthetic lease agreement to purchase certain of our headquarters facilities located in Pleasanton, California for $105 million. As a result of this transaction, we terminated our remaining interest rate swap agreements with an aggregate notional principal amount of $105 million resulting in a pretax charge of $1.4 million. There are no remaining amounts included in “Accumulated other comprehensive income” at June 30, 2004 related to these interest rate swaps.

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the second quarter ended June 30, 2004, the Company completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. That evaluation was completed under the supervision and participation of members of our management including the

Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     During the most recent fiscal quarter, there has not occurred any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

PeopleSoft Shareholder Actions — Delaware Court of Chancery

     On June 6, 2003, Felix Ezeir (Case No. 20349-NC), Teresita Fay (Case No. 20350-NC), Robert Crescente (Case No. 20351-NC), Robert Corwin (Case No. 20352-NC) and Ernest Hack (Case No. 20353-NC), all of whom represented themselves to be PeopleSoft stockholders, each filed a putative stockholder class action suit in the Delaware Court of Chancery against the Company and several of the Company’s officers and directors. The suits allege that defendants breached their fiduciary duties in connection with the response to the tender offer announced by Oracle Corporation on June 6, 2003 and formally commenced June 9, 2003. Plaintiffs in each of the actions initially sought injunctive relief and an accounting. On June 10, 2003, Steven Padness filed an action in the Delaware Court of Chancery against these same defendants (Case No. 20358-NC) making similar allegations and seeking similar relief. On June 12, 2003, Thomas Nemes filed an action in the Delaware Court of Chancery (which was subsequently amended June 18, 2003) against these same defendants (Case No. 20365-NC), making similar allegations and seeking similar relief (the “Nemes Action”).

     On June 25, 2003, on an application filed in the Nemes Action, the Court consolidated the actions listed above under a single caption and case number: In re PeopleSoft, Inc. Shareholder Litigation, Consol. C.A. No. 20365-NC.

     On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action in the Delaware Court of Chancery against us and several of our officers and directors. This action alleges that defendants breached their fiduciary duties in connection with the response to Oracle’s tender offer. Plaintiff sought injunctive relief, an accounting and damages. On July 22, 2003, the Delaware Court ordered that this action be consolidated with the other putative Delaware shareholder actions mentioned above.

     On May 26, 2004, PeopleSoft announced that the parties to the Delaware consolidated putative stockholder class action had entered into a memorandum of understanding providing for the settlement of that action. On June 17, 2004, the parties in the Delaware consolidated putative stockholder class action signed a Stipulation and Agreement of Compromise, Settlement and Release providing for settlement of that action (the “Settlement Stipulation”) and on July 22, 2004 filed the Settlement Stipulation with the Delaware Court of Chancery.

     In the Settlement Stipulation the stockholder plaintiffs state that, based on the actions of the US Department of Justice and the European Union and the current status of their anti-trust reviews and/or opposition to Oracle’s proposed acquisition of the Company, the discovery to date, and subject to confirmatory discovery, they had determined that the customer assurance program (see Note 10, above), as it relates to Oracle, serves a legitimate corporate purpose in light of Oracle’s tender offer and other conduct. Pursuant to the Settlement Stipulation, the Company agreed that if it extended the customer assurance program beyond June 30, 2004, the term “acquisition” would be limited to an acquisition of the Company by Oracle or its affiliates, and that prior to June 30, 2004 it would attempt to use that more limited definition in certain new contracts. In the Settlement Stipulation, which is subject to approval by the Delaware Court of Chancery, the stockholder plaintiffs, on behalf of a class of PeopleSoft stockholders, agreed to settle and dismiss all claims that were raised or could have been raised in the action against the Company and its directors. The Settlement Stipulation also provides, among other things, that following Delaware Court of Chancery approval of the settlement (if obtained), the Company will, for a two year period, amend its Bylaws to shorten the advance notice a stockholder must give to nominate candidates for director and amend its stockholder rights plan to provide that the rights plan will generally cease to be applicable to certain qualifying tender offers unless, within 90 days following commencement or amendment of the price term of the qualifying tender offer or certain other events, the Board of Directors, including a majority of its independent directors, shall have adopted a resolution determining that the rights plan shall remain applicable to such offer. The Settlement Stipulation also provides for the Company to pay attorneys’ fees and expenses of the stockholder plaintiffs in an amount to be determined by the Court as fair and reasonable. If approved, the settlement will bind all PeopleSoft stockholders except that it will not apply to Oracle, which is not precluded by the Settlement Stipulation from continuing to pursue its claims in the Delaware Court of Chancery and its counterclaims in the California Superior Court action, both as described immediately below.

     We believe that the claims and allegations asserted in each of the foregoing putative class action lawsuits are without merit, and intend to vigorously defend against these lawsuits if the proposed settlement of them is not approved by the Delaware Court of Chancery.

Oracle v. PeopleSoft — Delaware Court of Chancery

     On June 18, 2003, Oracle and Pepper Acquisition Corp. filed a lawsuit in the Delaware Court of Chancery (Case No. 20377-NC) (captioned Oracle Corp. v. PeopleSoft, Inc.) against us, several of our directors and J.D. Edwards, alleging that the named directors breached their fiduciary duties in connection with the response to Oracle’s tender offer, and that J.D. Edwards aided and abetted the named directors’ purported breach of fiduciary duty. Oracle sought injunctive, declaratory and rescissory relief.

     On June 24, 2004, Oracle and Pepper Acquisition Corp. filed an amended complaint in this action, eliminating J.D. Edwards as a separate defendant and adding PeopleSoft director Michael Maples as a defendant. The amended complaint updates the plaintiffs’ claims challenging PeopleSoft’s response to Oracle’s tender offer and alleges, among other things, that the directors of PeopleSoft have breached their duty of loyalty and duty of care and that the customer assurance program violates Delaware corporation law and was implemented without proper approval or supervision by PeopleSoft’s Board of Directors. The amended complaint seeks declaratory and injunctive relief, including an injunction prohibiting the future use of the customer assurance program and requiring PeopleSoft’s Board of Directors to eliminate the Company’s Shareholder Rights Plan.

     Discovery in this action is proceeding and is being coordinated with discovery in PeopleSoft’s action against Oracle in California, discussed below. Trial in the Delaware action has been scheduled to commence on September 27, 2004.

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

     We believe that the claims and allegations asserted in each of the foregoing putative class action lawsuits are without merit, and intend to vigorously defend against these lawsuits if they are not dismissed by virtue of the settlement of the Delaware putative stockholder class action discussed above, or if that settlement is not approved by the Delaware Court of Chancery.

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

     On June 13, 2003, we filed an action in the California Superior Court for the County of Alameda against Oracle and its subsidiary Pepper Acquisition Corp. and unnamed defendants affiliated with the two named defendants (Case No. RG03101434).

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
			Units) Purchased	that May Yet Be
	(a) Total Number	(b) Average Price	as Part of Publicly	Purchased Under
	of Shares (or	Paid per Share (or	Announced Plans	the Plans or
Period	Units) Purchased	Unit)	or Programs	Programs
Month #1 April 1-30, 2004	4,946 shares[1]	$16.88 per share	—	$200 million[2]
Month #2 May 1-31, 2004	1,622 shares[1]	$17.66 per share	—	$200 million[2]
Month #3 June 1-30, 2004	1,659 shares[3]	$18.39 per share	—	$200 million[2]
Total	8,227 shares	—	—	$200 million[2]

[1] Represents shares delivered to the Company from restricted stock held by the Company employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.

[2] Represents the maximum aggregate dollar amount of shares authorized for repurchase by the Company as announced on January 12, 2004. The program does not contain an expiration date.

[3] Represents shares delivered to the Company to pay the purchase price of stock received upon exercise of options under the Company’s stock option plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D .Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

10.1	Assignment and Assumption Agreement and Acknowledgement and Consent dated as of September 30, 2003, by and among J.D. Edwards & Company LLC (“JDE LLC”), PeopleSoft, Inc. (“PeopleSoft”) and Selco Service Corporation (“Selco”) (incorporated by reference to Exhibit 10.1 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Assignment and Assumption of Security Documents and Amendment to Memorandum of Lease (including Lease Supplement No. 1) (Phase I) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.2 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease and Amendment to Memorandum of Ground Lease(Phases II/III) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.3 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14,2003).

10.4	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No.1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.5	Second Amendment to Definitions Appendix (Phase I) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank National Association (“KeyBank”) (incorporated by reference to Exhibit 10.5 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.6	Second Amendment to Definitions Appendix (Phase II/III) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.6 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.7	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.8	Addendum to Employment Contract between Guy Dubois and PeopleSoft, Inc. dated January 1, 2004.

10.9	Memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(13) to PeopleSoft’s Amendment No. 26 to Schedule 14D-9 filed on May 27, 2004).

10.10	Amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(14) to PeopleSoft’s Amendment No. 27 to Schedule 14D-9 filed on June 14, 2004).

10.11	Second amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(17) to PeopleSoft’s Amendment No. 28 to Schedule 14D-9 filed on June 16, 2004).

10.12	Amended Executive Severance Policy—Executive Vice Presidents, amended as of June 14, 2004 (incorporated by reference to Exhibit (e)(18) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

10.13	Amended Executive Severance Policy—Senior Vice Presidents, amended as of June 14, 2004 (incorporated by reference to Exhibit (e)(19) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

10.14	Stipulation and Agreement of Compromise, Settlement and Release dated June 17, 2004 (incorporated by reference to Exhibit (e)(21) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

31.1	Certification by the Chief Executive Officer Pursuant to Rule13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

1.	The Company furnished a Current Report on Form 8-K on April 22, 2004 reporting under Item 12 the issuance of a press release and an earnings conference call announcing its earnings results for the first quarter of 2004.

2.	The Company filed a Current Report on Form 8-K on June 24, 2004 reporting under Item 11 the notice of a trading blackout issued to PeopleSoft directors and executives related to a corresponding pension plan blackout in connection with the Oracle tender offer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004

PEOPLESOFT, INC.
By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Executive Vice President, Finance and Administration, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D .Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

10.1	Assignment and Assumption Agreement and Acknowledgement and Consent dated as of September 30, 2003, by and among J.D. Edwards & Company LLC (“JDE LLC”), PeopleSoft, Inc. (“PeopleSoft”) and Selco Service Corporation (“Selco”) (incorporated by reference to Exhibit 10.1 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Assignment and Assumption of Security Documents and Amendment to Memorandum of Lease (including Lease Supplement No. 1) (Phase I) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.2 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease and Amendment to Memorandum of Ground Lease(Phases II/III) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.3 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14,2003).

10.4	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No.1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.5	Second Amendment to Definitions Appendix (Phase I) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank National Association (“KeyBank”) (incorporated by reference to Exhibit 10.5 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.6	Second Amendment to Definitions Appendix (Phase II/III) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.6 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.7	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.8	Addendum to Employment Contract between Guy Dubois and PeopleSoft, Inc. dated January 1, 2004.

10.9	Memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(13) to PeopleSoft’s Amendment No. 26 to Schedule 14D-9 filed on May 27, 2004).

10.10	Amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(14) to PeopleSoft’s Amendment No. 27 to Schedule 14D-9 filed on June 14, 2004).

10.11	Second amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(17) to PeopleSoft’s Amendment No. 28 to Schedule 14D-9 filed on June 16, 2004).

10.12	Amended Executive Severance Policy—Executive Vice Presidents, amended as of June 14, 2004 (incorporated by reference to Exhibit (e)(18) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

10.13	Amended Executive Severance Policy—Senior Vice Presidents, amended as of June 14, 2004 (incorporated by reference to Exhibit (e)(19) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

10.14	Stipulation and Agreement of Compromise, Settlement and Release dated June 17, 2004 (incorporated by reference to Exhibit (e)(21) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

31.1	Certification by the Chief Executive Officer Pursuant to Rule13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.