Form 10-Q
period 2004-09-30
PEOPLESOFT INC
filed 2004-11-09
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

On November 4, 2004, the registrant had 375,746,417 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PEOPLESOFT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$467,077	$439,385
Short-term investments and restricted cash	1,160,653	961,906
Accounts receivable, net of allowance for doubtful accounts of $29,598 at September 30, 2004 and $30,181 at December 31, 2003	401,919	462,528
Income tax refunds receivable	—	18,749
Deferred tax assets	22,530	58,630
Prepaid expenses and other current assets	64,603	69,997

Total current assets	2,116,782	2,011,195
Property and equipment, net	512,379	448,211
Long term investments	50,620	29,219
Deferred tax assets	22,474	42,049
Capitalized software, net	190,297	234,217
Goodwill	1,014,873	1,005,660
Other intangible assets, net	397,586	444,991
Other assets	8,335	9,186

Total assets	$4,313,346	$4,224,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,340	$51,190
Accrued liabilities	157,419	158,360
Restructuring liabilities	48,596	78,250
Accrued compensation and related expenses	215,605	224,983
Income taxes payable	5,421	106,355
Short-term deferred revenues	642,350	588,590

Total current liabilities	1,114,731	1,207,728
Long-term deferred revenues	120,116	119,896
Other liabilities	40,105	37,655

Total liabilities	1,274,952	1,365,279
Commitments and contingencies (see Note 12)
Stockholders’ Equity:
Common stock	3,847	3,776
Additional paid-in capital	2,628,561	2,508,995
Retained earnings	746,221	684,847
Treasury stock	(387,803)	(387,046)
Accumulated other comprehensive income	47,568	48,877

Total stockholders’ equity	3,038,394	2,859,449

Total liabilities and stockholders’ equity	$4,313,346	$4,224,728

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License fees	$161,411	$160,459	$422,313	$353,026
Maintenance revenue	320,216	234,582	919,314	640,066
Professional services revenue	217,208	229,053	647,592	588,700

Service revenue	537,424	463,635	1,566,906	1,228,766

Total revenues	698,835	624,094	1,989,219	1,581,792
Costs and expenses:
Cost of license fees	23,039	21,941	71,186	40,230
Cost of services	248,096	230,189	697,504	560,356
Sales and marketing expense	186,766	168,554	532,527	419,604
Product development expense	137,639	127,711	402,951	296,062
General and administrative expense	49,047	61,879	171,284	135,918
Restructuring, acquisition and other charges	18,969	23,273	31,241	37,072

Total costs and expenses	663,556	633,547	1,906,693	1,489,242

Operating income (loss)	35,279	(9,453)	82,526	92,550
Other income, net	4,394	7,556	12,190	19,234

Income (loss) before provision for income taxes	39,673	(1,897)	94,716	111,784
Provision for income taxes	13,482	4,243	33,342	42,911

Income (loss) before minority interest	26,191	(6,140)	61,374	68,873
Minority interest in net income	—	1,205	—	1,205
Net income (loss)	$26,191	$(7,345)	$61,374	$67,668

Basic income (loss) per share	$0.07	$(0.02)	$0.17	$0.21
Shares used in basic income (loss) per share computation	365,438	357,289	363,756	329,511
Diluted income (loss) per share	$0.07	$(0.02)	$0.17	$0.20
Shares used in diluted income (loss) per share computation	369,984	357,289	370,095	333,673

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$61,374	$67,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,554	113,827
Provision for doubtful accounts	5,052	7,151
Tax benefits from employee stock transactions	8,861	6,235
Provision for deferred income taxes	55,833	(12,101)
Gain on sales of investments and disposition of property and equipment, net	(1,831)	(3,535)
Non-cash stock compensation	10,848	7,359
Non-cash restructuring, acquisition and other charges	8,777	17,519
Changes in operating assets and liabilities:
Accounts receivable	51,101	106,963
Accounts payable and accrued liabilities	(36,883)	(18,433)
Accrued compensation and related expenses	(16,176)	(28,074)
Income taxes, net	(81,733)	(8,831)
Deferred revenues	53,709	41,607
Other	(5,346)	14,576

Net cash provided by operating activities	281,140	311,931
Investing activities:
Purchase of available-for-sale investments	(5,474,251)	(8,540,083)
Proceeds from sales and maturities of investments	5,256,065	9,159,986
Purchase of property and equipment	(142,846)	(231,365)
Acquisitions, net of cash acquired	—	(519,934)

Net cash used in investing activities	(361,032)	(131,396)
Financing activities:
Net proceeds from employee stock transactions	105,986	77,382

Net cash provided by financing activities	105,986	77,382
Effect of foreign exchange rate changes on cash and cash equivalents	1,598	18,056

Net increase in cash and cash equivalents	27,692	275,973
Cash and cash equivalents at beginning of period	439,385	319,344

Cash and cash equivalents at end of period	$467,077	$595,317

Supplemental disclosures:
Cash paid for interest	$2,330	$458
Cash paid for income taxes	$58,868	$55,882

See accompanying notes to unaudited condensed consolidated financial statements.

PEOPLESOFT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The accompanying interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are consistent in all material respects with those applied in PeopleSoft Inc’s. (“PeopleSoft” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. These financial statements are unaudited and in the opinion of management, include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and changes in cash flows. Other than adjustments related to the Third Quarter 2003 Restructuring Plan, as further described below in Note 7 “Restructuring Liabilities,” executive separation charges, as further described below in Note 14 “Departure of Principal Officer” and asset impairment charges as further described below in Note 6 “Restructuring, Acquisition and Other Charges,” all adjustments are of a normal recurring nature. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the accompanying financial statements. Despite the Company’s best effort to make these good faith estimates and assumptions, actual results may differ. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The following table sets forth the computation of basic income (loss) per share and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$26,191	$(7,345)	$61,374	$67,668

Denominator:
Denominator for basic income (loss) per share — Weighted average shares outstanding	365,438	357,289	363,756	329,511
Employee stock options and other	4,546	—	6,339	4,162

Denominator for diluted income (loss) per share — Weighted average shares outstanding, assuming exercise of potential dilutive common shares	369,984	357,289	370,095	333,673

Basic income (loss) per share	$0.07	$(0.02)	$0.17	$0.21
Diluted income (loss) per share	$0.07	$(0.02)	$0.17	$0.20

     The following table sets forth the potential dilutive common shares that were excluded from the diluted income (loss) per share computations because the exercise prices were greater than the average market price of the common shares during the period or were otherwise not dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Employee stock options	43.2	88.5	39.9	44.5
Unvested restricted stock	0.7	0.2	0.1	1.0

Total shares excluded	43.9	88.7	40.0	45.5

     The weighted average exercise prices of the employee stock options that are not dilutive for the three months ended September 30, 2004 and 2003 were $27.62 and $21.98 per share, respectively, and for the nine months ended September 30, 2004 and 2003 were $28.43 and $28.72 per share, respectively.

     On January 12, 2004, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock, par value $0.01 per share, in the open market or through privately negotiated purchases or otherwise, depending on market prices and other conditions. During the nine months ended September 30, 2004, no common stock was repurchased under this program.

3. Stock-Based Compensation

     Our stock-based compensation consists of stock options and restricted stock awards. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts). The 2003 pro forma disclosure has been revised to correct the pro forma foreign tax benefits associated with stock options.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$26,191	$(7,345)	$61,374	$67,668
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	2,968	2,537	9,342	6,684
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(24,494)	(47,803)	(85,301)	(128,258)

Pro forma net income (loss)	$4,665	$(52,611)	$(14,585)	$(53,906)

Basic income (loss) per share
As reported	$0.07	$(0.02)	$0.17	$0.21
Pro forma	0.01	$(0.15)	(0.04)	$(0.16)
Diluted income (loss) per share
As reported	$0.07	$(0.02)	$0.17	$0.20
Pro forma	0.01	$(0.15)	(0.04)	$(0.16)

     The fair value of the Company’s stock option awards to employees and the shares purchased under the ESPP were estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company’s stock option awards to employees and the shares purchased under the ESPP were estimated assuming no expected dividends and the following weighted-average assumptions:

	ESPP		Options
	Three Months Ended September 30,
	2004	2003	2004	2003
Expected life (in years)	0.50	0.50	3.13	3.17
Expected volatility	0.40	0.42	0.66	0.86
Risk free interest rate	1.91%	0.96%	2.84%	2.37%

	ESPP		Options
	Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life (in years)	0.50	0.50	3.13	3.18
Expected volatility	0.36	0.42	0.67	0.88
Risk free interest rate	1.50%	1.09%	2.79%	1.9%

     On September 15, 2004, the Compensation Committee, consisting solely of independent directors, in consultation with advisors, the Board of Directors and management, approved amendments to the Company’s severance policies and plans. These amendments provide for the accelerated vesting of all stock options held by employees whose employment terminates (other than for cause, death or disability) in connection with a change in control.

4. Comprehensive Income (Loss)

     Comprehensive income (loss)  consists primarily of net income (loss), unrealized gains or losses on investments, mark-to-market adjustments on interest rate swap transactions, and foreign currency translation adjustments, which are reflected as a component of stockholders’ equity. The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$26,191	$(7,345)	$61,374	$67,668
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	49	177	(408)	1,494
Foreign currency translation adjustments	3,968	1,399	(901)	21,130
Interest rate swap transactions:
Net unrealized loss on cash flow hedges	—	—	—	(58)
Reclassification adjustment for earnings recognized during the period	—	—	—	2,106
Reclassification adjustment for realized loss on the termination of interest rate swap agreements	—	—	—	881

Comprehensive income (loss)	$30,208	$(5,769)	$60,065	$93,221

5. Derivative Financial Instruments

     Derivative financial instruments are only utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company does not hold any derivative financial instruments for trading or speculative purposes.

Forward Foreign Exchange Contracts

     The Company has a foreign exchange hedging program principally designed to mitigate the potential impact due to changes in foreign currency exchange rates. Forward exchange contracts are primarily used to hedge foreign currency exposures and generally have terms of two months or less. The derivatives used in the foreign exchange hedging program are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. These contracts are recorded on the balance sheet at fair value in “Accrued liabilities.” Changes in fair value of the contracts and the amounts being hedged are included in “Other income, net.” At September 30, 2004, each of the foreign exchange contracts matured within 60 days and had a book value that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2004.

     During the three months ended September 30, 2004 and 2003, the Company recorded net foreign currency transaction losses of $1.9 million and $0.7 million, respectively. During the nine months ended September 30, 2004 and 2003, the Company recorded net foreign currency transaction losses of $6.4 million and $1.8 million, respectively.

     At September 30, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions):

Notional
Foreign Currency	Amount
Euro	$25.9
Singapore dollars	11.3
Hong Kong dollars	9.2
Japanese yen	6.9
New Zealand dollars	6.0
South African rand	5.9
Taiwanese dollars	4.8
Swiss francs	2.3
Australian dollars	1.2

$73.5

     At September 30, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions):

Notional
Foreign Currency	Amount
Canadian dollars	$28.2
Mexican pesos	12.1
Danish krone	1.0

$41.3

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

$41.2

Interest Rate Swap Transactions

     The Company used interest rate swap transactions to manage its exposure to interest rate changes on synthetic lease obligations related to certain of its headquarters facilities located in Pleasanton, California. The swaps had an aggregate notional principal amount of $175 million and matured at various dates in 2003, consistent with the expiration of the synthetic leases. Under the swap agreements, the Company received a variable interest rate based on the three month LIBOR rate and paid a weighted average fixed interest rate of 6.8%. The swaps were designated under SFAS 133 as hedges against changes in the amount of future cash flows. In February 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $70 million, and concurrently, swaps with an aggregate notional principal amount of $70 million matured. In June 2003, the Company exercised its option under a synthetic lease agreement to purchase certain of its headquarters facilities located in Pleasanton, California for $105 million. As a result of this transaction, in June 2003, the Company terminated its remaining interest rate swap agreements with an aggregate notional principal amount of $105 million resulting in pretax charge of $1.4 million to “Other income, net.”

Concentrations of Credit Risk

     The Company does not have a significant concentration of credit or operating risk in any one investment, customer, industry or geographic region within or outside of the United States.

6. Restructuring, Acquisition and Other Charges

     The following table sets forth the components of “Restructuring, acquisition and other charges” (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Restructuring charges and adjustments	8,448	8,773	20,720	22,572
Acquired in-process research and development	—	14,500	—	14,500
Executive separation charges	6,421	—	6,421	—
Asset impairment charges	4,100	—	4,100	—

Restructuring, acquisition and other charges	18,969	23,273	31,241	37,072

     See Note 7, “Restructuring Liabilities” for a discussion of restructuring charges and adjustments, see Note 9, “Business Combinations” for a discussion of acquired in-process research and development and see Note 14, “Departure of Principal Officer” for a discussion of executive separation charges.

     Asset impairment charges consist of impairment write-downs of approximately $2.1 million for our investment in restricted common stock and $2 million for a note receivable. These assets were delivered to the Company in the fourth quarter of 2003 as consideration for the termination of a sublease. An impairment charge for the carrying amount of these assets was recorded when the sublessee indicated that a bankruptcy filing was possible on September 29, 2004. The sublessee subsequently filed for bankruptcy on October 6, 2004. The Company does not expect to recover any amounts relating to these assets.

7. Restructuring Liabilities

Third Quarter 2003 Restructuring Plan

     During the third quarter of 2003, in connection with the acquisition of J.D. Edwards & Company (J.D. Edwards), management approved and initiated plans to restructure the pre-acquisition operations of PeopleSoft to eliminate certain duplicative activities and reduce the Company’s cost structure. Consequently, from the July 18, 2003 acquisition date of J.D. Edwards through September 30, 2004, the Company has recorded approximately $40 million of restructuring charges including costs for employee severance, acquisition-related employee retention, consolidation of duplicate facilities and contract terminations. The expected total charges under this plan are approximately $41 million. Approximately 200 pre-acquisition PeopleSoft employees were terminated under this restructuring plan. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. These costs are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) or Statement of Financial Accounting Standards No. 112 (“SFAS 112”), “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” and are recorded as a charge to the results of operations in “Restructuring, acquisition and other charges.” Future cash payments related to restructuring liabilities for employee costs are expected to be made through November 2004. Future cash payments related to restructuring liabilities for facilities obligations are expected to be made through March 2012. The $12 million restructuring liability at September 30, 2004 related to exiting certain pre-acquisition activities of the Company is a cash obligation.

     The following table sets forth the activity in the Company’s restructuring liabilities accounted for under SFAS 146 or SFAS 112 for the nine months ended September 30, 2004, for liabilities established during 2003, as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition operations of PeopleSoft. These liabilities are included in “Restructuring liabilities” in the accompanying condensed consolidated balance sheets (in thousands).

	Employee	Facilities
	Costs	Costs	Total
Balance as of December 31, 2003	$10,304	$1,840	$12,144
Restructuring costs relating to the J.D. Edwards plan	8,512	12,208	20,720
Cash payments	(14,969)	(1,887)	(16,856)
Non-cash items	91	(4,141)	(4,050)

Balance as of September 30, 2004	$3,938	$8,020	$11,958

     From the July 18, 2003 acquisition date of J.D. Edwards through September 30, 2004, the Company recorded approximately $102 million of restructuring costs in connection with exiting certain pre-acquisition activities of J.D. Edwards including employee severance costs, change in control payments, costs of consolidating duplicate facilities, contract termination costs and other costs. No additional costs are expected to be incurred under this plan. These costs have been accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Approximately 600 pre-acquisition J.D. Edwards employees were terminated under this restructuring plan. Terminated employees entitled to receive severance and change in control payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. Change in control payments are made to employees covered by a plan established by J.D. Edwards and subsequently assumed by PeopleSoft upon the completion of the merger. The change in control plan provides for specified severance and other change in control-related benefits to participants in the plan. The change in control plan covered 197 senior management employees. Future cash payments related to restructuring liabilities for employee costs are expected to be made through January 2005. Future cash payments related to restructuring liabilities for facilities obligations, contract terminations and other costs are expected to be made through January 2008. The $33.1 million restructuring liability at September 30, 2004 related to exiting certain pre-acquisition activities of J.D. Edwards is a cash obligation.

     The following table sets forth the activity in the Company’s restructuring liabilities accounted for in accordance with EITF 95-3, for the nine months ended September 30, 2004, for liabilities established during 2003, as a result of the acquisition of J.D. Edwards which pertain to the pre-acquisition activities of J.D. Edwards. These liabilities are included in “Restructuring liabilities” in the accompanying condensed consolidated balance sheets (in thousands).

			Contract
	Employee	Facilities	Termination and
	Costs	Costs	Other Costs	Total
Balance as of December 31, 2003	$17,065	$32,905	$9,736	$59,706
Changes in estimated costs relating to the J.D. Edwards plan	7,687	(1,384)	(224)	6,079
Cash payments	(18,717)	(12,790)	(609)	(32,116)
Non-cash items	(292)	(268)	—	(560)

Balance as of September 30, 2004	$5,743	$18,463	$8,903	$33,109

Other Restructuring Plans

     The following table sets forth the activity in the Company’s restructuring liabilities established prior to 2003 and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” for the nine months ended September 30, 2004. No additional charges are expected to be incurred under this plan. Future cash payments related to these restructuring liabilities are expected to be made through October 2005. These liabilities are included in “Restructuring liabilities” in the accompanying condensed consolidated balance sheets (in thousands).

Facilities
Costs
Balance as of December 31, 2003	$6,362
Cash payments	(2,833)

Balance as of September 30, 2004	$3,529

8. Product and Service Warranty Reserve

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

     The following table sets forth the activity in the Company’s product and service warranty reserve, which is included in “Accrued liabilities,” for the nine months ended September 30, 2004 (in thousands):

Total
Balance as of December 31, 2003	$18,828
Expense related to new claims	9,774
Reduction in expense related to changes in estimates	(5,151)
Closed warranty claims, net of recoveries	(8,961)

Balance as of September 30, 2004	$14,490

9. Business Combinations

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

     The aggregate purchase price was approximately $2 billion, which consisted of approximately $875 million in cash, $959.6 million in PeopleSoft common stock and stock options (net of deferred compensation), $102 million in restructuring costs (Note 7, “Restructuring Liabilities”) and $22.7 million in deal costs and other liabilities, which primarily consist of fees paid for legal, accounting and financial advisory services. A total of 53,366,059 shares of PeopleSoft common stock were issued in the transaction. The value of the stock issued to tendering J.D. Edwards shareholders was based upon the average of the closing prices of one share of the Company’s common stock for a few days before and after the amended terms of the merger were agreed to and announced, which was $17.22. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.

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

     In allocating the purchase price based on estimated fair values, the Company recorded approximately $960 million of goodwill, $477 million of amortizable purchased intangible assets, $491 million of net tangible assets, $226 million of capitalized software, $135 million of deferred tax liabilities, $75 million of deferred revenue and $15 million of in-process research and development.

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

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2003	2003
Revenues	$686,848	$1,962,787
Net income	$17,205	$13,931
Basic and diluted income per share	$0.05	$0.04

10. Goodwill and Other Intangible Assets

     The following table sets forth the carrying amount of goodwill (in thousands):

	North
	America	International	Total
Balance as of December 31, 2003	$1,003,668	$1,992	$1,005,660
Additional restructuring costs incurred under the Third Quarter 2003 Restructuring Plan (Note 7, “Restructuring Liabilities”).	6,079	—	6,079
Other goodwill adjustments	3,130	—	3,130
Foreign currency translation	—	4	4

Balance as of September 30, 2004	$1,012,877	$1,996	$1,014,873

At September 30, 2004, identifiable intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net Carrying
Identifiable Intangible Assets	Value	Amortization	Amount
Capitalized software	$310,881	$(120,584)	$190,297
Patented technology	61,190	(15,127)	46,063
Customer contracts and related relationships	106,600	(18,814)	87,786
Maintenance agreements and related relationships	306,231	(42,494)	263,737
Non-compete agreements	1,500	(1,500)	—

Balance as of September 30, 2004	$786,402	$(198,519)	$587,883

     At December 31, 2003, identifiable intangible assets consisted of the following (in thousands):

	Gross	Accumulated	Net Carrying
Identifiable Intangible Assets	Value	Amortization	Amount
Capitalized software	$310,881	$(76,664)	$234,217
Patented technology	61,190	(5,927)	55,263
Customer contracts and related relationships	106,600	(7,249)	99,351
Maintenance agreements and related relationships	306,231	(15,917)	290,314
Non-compete agreements	1,500	(1,437)	63

Balance as of December 31, 2003	$786,402	$(107,194)	$679,208

     Total expected future annual amortization related to intangible assets is set forth in the table below (in thousands):

Estimated Amortization Expense
Remainder of 2004	$29,942
For the year ended December 31, 2005	115,417
For the year ended December 31, 2006	113,689
For the year ended December 31, 2007	109,152
For the year ended December 31, 2008	87,590
Thereafter	132,093

Total	$587,883

11. Customer Assurance Program

     On June 6, 2003, Oracle Corporation (“Oracle”) announced that it intended to commence an unsolicited cash tender offer to purchase all of the outstanding shares of PeopleSoft for $16.00 per share, or approximately $5.1 billion in the aggregate (the “Oracle Tender Offer”). The Oracle Tender Offer formally commenced June 9, 2003. On June 18, 2003 Oracle amended the offer to increase the purchase price from $16.00 to $19.50 per share or approximately $6.2 billion in the aggregate. On February 4, 2004, Oracle increased its offer price to $26.00 per share, or approximately $9.5 billion in the aggregate. On May 14, 2004, Oracle reduced the offer price to $21.00 per share, or approximately $7.7 billion in the aggregate. On November 1, 2004, Oracle announced the extension of the offer period until midnight New York City time on November 19, 2004 and an increase in the offer price to $24.00 per share, or approximately $8.8 billion in the aggregate.

     In response to Oracle’s public statements about its plans for PeopleSoft’s products, and to minimize the loss of business while the Oracle Tender Offer remains pending, PeopleSoft implemented a customer assurance program. This program incorporates in PeopleSoft’s standard perpetual licensing arrangement a term that provides customers who purchase application licenses with financial protection in the circumstances described below. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees, with the multiple increasing as the fees increase. The specific criteria which have to be met before a payment is due under the customer assurance program vary in some respects among each of six versions of the customer assurance program terms used from the program's inception in June 2003 through the date of this report. The current version of the program, Version Six, was made available on October 11, 2004 and continues until the earlier of December 31, 2004 or the expiration of Oracle’s tender offer.

     As of September 30, 2004, all but two contracts containing Version One terms have expired. As of that date, all other contracts with the customer assurance program contained Version Two, Three, Four or Five terms. Under those latter versions, a customer assurance program payment will generally be due if each of the following events occurs:

•	within two years from the contract effective date, there is an acquisition of PeopleSoft, as specifically defined in the version; and

•	within four years from the contract effective date, the acquiring company takes or fails to take certain actions resulting in the discontinuation or reduction of support, licensing, or updates for PeopleSoft’s products, as specifically described in each version of the program; and

•	the customer requests the payment in writing by a specified date and the customer has timely paid for support services in accordance with the terms of the customer’s agreement with PeopleSoft.

     In Versions Five and Six of the program the term “acquisition” is limited to an acquisition of PeopleSoft by Oracle or its affiliates. This change is consistent with the terms of a pending settlement of certain stockholder litigation. See Note 12, “Commitments and Contingencies.”

     Under all versions of the customer assurance program, customers retain rights to the licensed products whether or not any payment under the program is due. No customer is entitled to a refund of fees previously paid under the customer’s contract with PeopleSoft, but the customer would be entitled to a payment under the customer assurance program if all of the conditions stated above are met.

     The customer assurance program has no current financial statement impact on PeopleSoft. A contingent liability may be recognized in the financial statements of PeopleSoft or its acquirer if PeopleSoft is acquired as defined in the specific terms of the applicable version of the customer assurance program, and if the amount due were probable and reasonably estimable. However, the determination of the timing of recognition and amount of any such contingent liability would be dependent upon the acquirer’s plans, assumptions and estimations. Furthermore, the terms of the customer assurance program require an acquisition by an entity other than PeopleSoft; therefore no action taken unilaterally by PeopleSoft would, by itself, result in the recognition of a contingent liability or any other financial statement impact.

     The table below sets forth for each version of the customer assurance program in effect on or prior to September 30, 2004, the dates during which such version was implemented in customer contracts and the approximate potential maximum liability, as of September 30, 2004, under the contracts containing language from each respective version. As of September 30, 2004, the approximate aggregate maximum potential amount of future customer assurance payments under the customer assurance program was $2.4 billion.

		Approximate
		Amount of
		Maximum
Version	Dates Offered to Customers*	Potential Liability
Version One	June 2003 to 9/12/2003	$75	million
Version Two	9/12/2003 to 9/30/2003	$170	million
Version Three	9/30/2003 to 11/7/2003	$40	million
Version Four	11/18/2003 to 6/30/04	$1,352	million
Version Five	6/16/04 to 9/30/04	$788	million

	Total Amount of Maximum Potential Liability:	$2,425	million

* Some contracts originally submitted to customers prior to these end dates were executed following such dates.

12. Commitments and Contingencies

Synthetic Leases

     As a result of the acquisition of J.D. Edwards, the Company assumed three six-year master operating leases on four office buildings in Denver, Colorado (the “Denver Campus”). One of the three master leases is still in effect at September 30, 2004. On April 2, 2004, one of the master lease agreements terminated and the Company exercised its option to purchase two buildings for a net purchase price of $58.6 million. On August 26, 2004, another of the master lease agreements terminated and the Company exercised its option to purchase a building and land for a net purchase price of $33.7 million. The lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided debt and equity financing of $121.2 million for the purchase and construction costs of the buildings. The lease payment obligations are based on a return on the lessor’s costs. The Company has an option to refinance or purchase the remaining leased property at its sole discretion during the term of the lease for approximately $29 million. In the event that the Company does not exercise its option to refinance or purchase the leased property, it must guarantee the residual value of the building up to approximately 85% of the bank financing of $29 million or $24.7 million for the remaining lease. The Company has evaluated the fair value of the Denver Campus and determined that at September 30, 2004 it is not probable that the value of the leased property at the end of the lease term will be less than the residual value guaranteed by the Company, and as a result, the Company does not believe that it will be called upon to perform under the residual guarantee. The Company expects to proceed with a cash purchase of the remaining office building due to the fact that the related lease terminates during the fourth quarter of 2004.

     The Company may elect to reduce the interest rate used to calculate its lease expense by collateralizing the Denver Campus financing arrangements with investments. At September 30, 2004, investments totaling $29.5 million were designated as collateral for the remaining lease. The Company may withdraw the funds used as collateral, excluding restricted amounts, at its sole discretion provided that it is not in default under the lease agreement. At September 30, 2004, funds used as collateral in the amount of $13.6 million were available for withdrawal. At September 30, 2004, the Company was in compliance with the covenants, representations, and warranties required under the lease agreement.

Customer Indemnification

     From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. In addition, the Company, on rare occasions, offers to its customers indemnity for personal injury and property damage that may result from the actions of the Company’s employees. As of September 30, 2004, the Company had no material claims or pending material litigation alleging that the Company’s products infringe the intellectual property rights of any third parties or asserting that the Company has any payment obligation on these customer indemnification provisions.

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

     On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action in the Delaware Court of Chancery against PeopleSoft and several of the Company’s officers and directors. This action alleges that defendants breached their fiduciary duties in connection with the response to Oracle’s tender offer. Plaintiff sought injunctive relief, an accounting and damages. On July 22, 2003, the Delaware Court ordered that this action be consolidated with the other putative Delaware stockholder actions mentioned above.

     On May 26, 2004, PeopleSoft announced that the parties to the Delaware consolidated putative stockholder class action had entered into a memorandum of understanding providing for the settlement of the putative class action. On June 17, 2004, the parties in the Delaware consolidated putative stockholder class action signed a Stipulation and Agreement of Compromise, Settlement and Release providing for settlement of that action (the “Settlement Stipulation”) and on July 22, 2004 filed the Settlement Stipulation with the Delaware Court of Chancery. The Settlement Stipulation is subject to the approval of the Delaware Court of Chancery, which approval is currently pending.

     In the Settlement Stipulation the stockholder plaintiffs state that, based on the actions of the US Department of Justice and the European Union and the current status of their anti-trust reviews and/or opposition to Oracle’s proposed acquisition of the Company, the discovery to date, and subject to confirmatory discovery, they had determined that the customer assurance program (see Note 11, above), as it relates to Oracle, serves a legitimate corporate purpose in light of Oracle’s tender offer and other conduct. Pursuant to the Settlement Stipulation, the Company agreed that if it extended the customer assurance program beyond June 30, 2004, the term “acquisition” would be limited to an acquisition of the Company by Oracle or its affiliates, and that prior to June 30, 2004 it would attempt to use that more limited definition in certain new contracts.

     In the Settlement Stipulation, the stockholder plaintiffs, on behalf of a class of PeopleSoft stockholders, agreed to settle and dismiss all claims that were raised or could have been raised through the date of execution of the Settlement Stipulation in the action against the Company and its directors. The Settlement Stipulation also provides, among other things, that following Delaware Court of Chancery approval of the settlement (if obtained), the Company will, for a two year period, amend its Bylaws to shorten the advance notice a stockholder must give to nominate candidates for director and amend its stockholder rights plan to provide that the rights plan will generally cease to be applicable to certain qualifying tender offers unless, within 90 days following commencement or amendment of the price term of the qualifying tender offer or certain other events, the Board of Directors, including a majority of its independent directors, shall have adopted a resolution determining that the rights plan shall remain applicable to such offer. The Settlement Stipulation also provides for the Company to pay attorneys’ fees and expenses of the stockholder plaintiffs in an amount to be determined by the Court as fair and reasonable. If approved, the settlement will bind all PeopleSoft stockholders except that it will not apply to Oracle, which is not precluded by the Settlement Stipulation from continuing to pursue its claims in the Delaware Court of Chancery and in the California Superior Court action, both as described immediately below. Actions are stayed pending the Court’s review of the proposed settlement. A settlement hearing, at which the Court will consider the fairness and propriety of the proposed settlement to the putative class of stockholders of PeopleSoft, is scheduled for November 24, 2004.

     The Company believes that the claims and allegations asserted in each of the foregoing putative class action lawsuits are without merit, and intends to vigorously defend against these lawsuits if the Settlement Stipulation is not approved by the Delaware Court of Chancery.

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

     On June 24, 2004, Oracle and Pepper Acquisition Corp. filed an amended complaint in this action, eliminating J.D. Edwards as a separate defendant and adding PeopleSoft director Michael Maples as a defendant. The amended complaint updates the plaintiffs’ claims challenging PeopleSoft’s response to Oracle’s tender offer and alleges, among other things, that the directors of PeopleSoft have breached their duty of loyalty and duty of care and that the customer assurance program violates Delaware corporation law. The amended complaint seeks declaratory and injunctive relief, including an injunction prohibiting the future use of the customer assurance program and requiring PeopleSoft’s Board of Directors to eliminate the Company’s Preferred Shares Rights Agreement (“Rights Agreement”).

     Testimony in the Delaware action commenced on October 4, 2004 and concluded on October 15, 2004. A conference to discuss post-trial scheduling has been set for November 24, 2004 before the Vice Chancellor. The Vice Chancellor has not indicated when his decision in this case will be forthcoming.

     The Company believes that the claims and allegations asserted in this action are without merit, and intends to continue to vigorously defend against this lawsuit.

     In the opinion of management, the outcome of this matter cannot be predicted and the impact of an adverse outcome to the Company’s financial position, results of operations and cash flows cannot be estimated.

PeopleSoft Stockholder Actions — California Superior Court for the County of Alameda

     On June 6, 2003, separate actions were filed in the California Superior Court for the County of Alameda (“California Superior Court”) by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306) and Lorrie McBride (Case No. RG03100300). On June 10, 2003, Ray Baldi (Case No. RG03100696) filed an additional case in the same court. The plaintiffs in these actions (collectively, the “Initial Alameda Shareholder Actions”) all purport to be PeopleSoft stockholders, and have asserted claims against several of PeopleSoft’s executive officers and directors. The suits allege that the defendants breached their fiduciary duties in connection with (i) the response to Oracle’s tender offer, (ii) the Company’s agreement to acquire J.D. Edwards, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by the PeopleSoft stockholders at the 2003 Annual Meeting of Stockholders. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Shareholder Actions were consolidated. On June 11 and 17, 2003, respectively, two additional actions were filed by Moshe

Panzer (Case No. VG03100876) and Arace Brothers (Case No. VG03101830) asserting similar claims. By Order dated July 11, 2003, the Panzer and Arace Brothers actions were consolidated with the Initial Alameda Shareholder Actions (collectively “the Alameda Shareholder Actions”).

     By Order dated June 18, 2003, the California Superior Court granted the Company’s Motion to Stay the Initial Alameda Shareholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. The California Superior Court found that the stockholder actions required application of Delaware law, and that allowing the consolidated cases to proceed would create the specter of inconsistent orders. By Order dated July 11, 2003, the California Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Shareholder Actions. Accordingly, all of the Alameda Shareholder Actions currently are stayed by order of the California Superior Court.

     On October 10, 2004, the plaintiffs filed a motion to lift the stay imposed by the California Superior Court. The motion was denied. If the Delaware Chancery Court fails to approve the stockholders’ Settlement Stipulation, the plaintiffs retain the right to again seek to lift the stay.

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

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

     On June 13, 2003, PeopleSoft filed an action in the California Superior Court against Oracle and its subsidiary Pepper Acquisition Corp. and unnamed defendants affiliated with the two named defendants (Case No. RG03101434).

     On December 12, 2003, the Company filed a second amended complaint, incorporating claims formerly pursued by J.D. Edwards, which is now a subsidiary of the Company. In this lawsuit, PeopleSoft alleges that in connection with Oracle’s tender offer, the defendants have engaged in: (i) untrue and misleading advertising in violation of California’s Business & Professions Code; (ii) unlawful disparagement of the Company’s products and services; (iii) unlawful interference with the Company’s relationships with its customers and prospective customers; and (iv) unfair trade practices in violation of California’s Business & Professions Code. The Company’s second amended complaint, portions of which have been filed with the California Superior Court under seal, alleges new facts about what the Company believes are Oracle’s ongoing acts of unfair trade practices and attempts to eliminate PeopleSoft as a competitor, and Oracle’s deliberate campaign to mislead PeopleSoft’s customers about Oracle’s plans to terminate our products and force customers to migrate to Oracle systems. The Company seeks injunctive relief precluding Oracle from engaging in unfair trade practices and other unlawful actions, and from proceeding with the tender offer. The Company also seeks restitution and damages. On January 20, 2004, Oracle demurred to the second amended complaint, which the California Superior Court overruled on February 25, 2004.

     On March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and members of its board, alleging, among other things, that they acted illegally in refusing to accept Oracle’s tender offer and in implementing a customer assurance program. The cross-complaint alleges causes of action for interference with prospective economic advantage and violations of various sections of California’s Civil Code and Business & Professions Code. Oracle seeks damages, restitution, punitive damages, and injunctive and equitable relief. PeopleSoft and the board members filed an answer to the cross-complaint on April 29, 2004, denying the allegations of the cross-complaint and asserting several affirmative defenses. On November 1, 2004, Oracle stated in open court that it seeks to dismiss certain of its cross-claims. Dismissal of these cross-claims would result in Oracle’s having no cross-claims for damages and no cross-claims that would be determined by a jury. Oracle’s only remaining cross-claims would be for restitution, injunctive and equitable relief.

     The action is set for jury trial commencing January 10, 2005.

     The Company believes that the claims and allegations asserted in Oracle’s cross-complaint are without merit, and intends to vigorously defend against them.

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

13. Segment Information

     The Company’s chief operating decision makers are its Chief Executive Officer and Co-Presidents. While these officers are apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. Operating expenses are managed functionally on a global basis. Assets are not identified with geographic segments because the Company’s chief operating decision makers do not evaluate that information to make resource allocation decisions.

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

     The accounting policies for each of the reportable segments are the same as those used on a consolidated basis. The following table presents a summary of operating information for the three and nine months ended September 30, 2004 and 2003 (in thousands):

Three Months Ended September 30,

	Operating Segments
2004	North America	International	Other	Total
Revenues	$489,710	$209,125	$—	$698,835
Cost of revenues	239,040	122,752	—	361,792

Segment margin	$250,670	$86,373	$—	$337,043

Operating expenses			301,764	301,764

Operating income				$35,279

	Operating Segments
2003	North America	International	Other	Total
Revenues	$449,404	$174,690	$—	$624,094
Cost of revenues	240,150	103,015	—	343,165

Segment margin	$209,254	$71,675	$—	$280,929

Operating expenses			290,382	290,382

Operating loss				$(9,453)

Nine Months Ended September 30,

	Operating Segments
2004	North America	International	Other	Total
Revenues	$1,398,914	$590,305	$—	$1,989,219
Cost of revenues	682,391	337,180	—	1,019,571

Segment margin	$716,523	$253,125	$—	$969,648

Operating expenses			887,122	887,122

Operating income				$82,526

	Operating Segments
2003	North America	International	Other	Total
Revenues	$1,167,517	$414,275	$—	$1,581,792
Cost of revenues	568,859	242,113	—	810,972

Segment margin	$598,658	$172,162	$—	$770,820

Operating expenses			678,270	678,270

Operating income				$92,550

     Revenues from the Europe/Middle-East/Africa region represented 18% of revenues for the three months ended September 30, 2004 and 2003. Revenues from the Europe/Middle-East/Africa region represented 18% and 15% of revenues, respectively, for the nine months ended September 30, 2004 and 2003. No other international region had revenues equal to or greater than 10% for the three and nine months ended September 30, 2004 and 2003. Revenues originating in each individual foreign country were less than 5% of total revenues during the three and nine months ended September 30, 2004 and 2003 with the exception of Canada. Canadian revenues comprised 5% of total revenues for the three months ended September 30, 2004 and the nine months ended September 30, 2003.

     For the three months ended September 30, 2004 and 2003, revenues attributable to the U.S. were $454 million and $423 million, respectively. For the nine months ended September 30, 2004 and 2003, revenues attributable to the U.S. were $1,306 million and $1,084 million, respectively.

14. Departure of Principal Officer

     On September 30, 2004, the Board of Directors (the “Board”) of the Company, acting on the unanimous recommendation of the Corporate Governance/Nominating Committee and the Compensation Committee of the Board (which Committees collectively consist of the five independent directors who also constitute the Transaction Committee of the Board), determined by a unanimous vote of all independent directors (with the non-independent directors abstaining) to terminate Craig A. Conway’s employment as President and Chief Executive Officer of the Company, effective October 1, 2004. Mr. Conway also resigned from the Board on October 1, 2004, and the Board amended the Company bylaws to reduce the number of directors from eight to seven, effective October 3, 2004. In October 2004, in fulfillment of the Company’s obligations under his employment agreement, Mr. Conway received severance payments of approximately $4.8 million in salary and benefits (prior to income tax withholding as required by law) and a cash settlement of a portion of his unvested restricted stock grants of approximately $8.9 million (prior to income tax withholding as required by law), which amount is equal to the fair market value of the applicable unvested shares on September 30, 2004. These liabilities are included in “Accrued compensation and related expenses” in the accompanying consolidated condensed consolidated balance sheet. Charges of approximately $6.4 million associated with executive separation were recorded in the third quarter of 2004 and are included in the results of operations in “Restructuring, acquisition and other charges” (See Note 6, “Restructuring, Acquisition and Other Charges”).

15. Recently Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force reached a consensus on the remaining portions of Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”), effective for the first fiscal year or interim period beginning after June 15, 2004. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB issued a final FASB Staff Position, FSP Emerging Issues Task Force Issue No. 03-01-1 that delays the effective date for the measurement and recognition guidance of EITF 03-01. The adoption of this EITF is not expected to have a material impact on our results of operations or financial position.

     During March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS 123 and Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See Note 3 “Stock-Based Compensation” for pro forma disclosures regarding the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 3 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains descriptions of our expectations regarding our future results and trends affecting our business and other forward-looking statements, all of which are subject to risks and uncertainties. Use of the future tense and words such as “anticipate,” “believe,” “estimate,” “forecast,” “intend,” “may,” “plan,” “project,” “predict,” “should” and “will” and similar expressions as they relate to PeopleSoft, Inc. are intended to identify such forward-looking statements. The forward-looking statements made in this Quarterly Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Future results in particular are subject to risks and uncertainties, which could cause actual results and performance to differ significantly from those contemplated by the forward-looking statements. For a discussion of risks and uncertainties and other factors that could affect future results, see “Factors That May Affect Our Future Results or The Market Price of Our Stock.” starting on page 39. We undertake no obligation to update the information contained in this Quarterly Report.

MANAGEMENT’S OVERVIEW

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

Business Environment

     Our revenues for the third quarter and the first nine months of 2004 increased relative to the same period last year, due to the successful integration of J.D. Edwards & Company (J.D. Edwards) and the strength of our product offerings. Partially offsetting these positive trends is the impact of the Oracle Tender Offer and related activities (see below), which continue to affect sales of licenses to new and existing customers resulting in longer customer sales cycles and may result in decisions not to purchase our products. In the third quarter of 2004, the added publicity of the anti-trust trial brought by the Department of Justice against Oracle continued to impact customer confidence regarding the purchase of PeopleSoft applications and the continued development and support of PeopleSoft’s products. We also believe our revenue was impacted as customers continued to slow the implemention of our software, pending the completion of the anti-trust trial in the United States, the decision by the European Commission and the Vice Chancellor’s decision in the action brought against PeopleSoft by Oracle in the Delaware Court of Chancery. Additionally, litigation related to the Oracle Tender Offer and the anti-trust trial have consumed extensive human and financial resources and are expected to continue to do so while the tender offer continues.

Executive Management Changes

     The Board of Directors appointed David A. Duffield, PeopleSoft’s founder and chairman, as the Company’s Chief Executive Officer, effective October 1, 2004, replacing Craig A. Conway. In addition, on October 1, 2004, the Board of Directors appointed Kevin Parker and Phil Wilmington as Co-Presidents, and Aneel Bhusri as Vice Chairman of the Board. In October 2004, PeopleSoft appointed Stan Swete to replace Ram Gupta as Executive Vice President of Products and Technology.

Financial Highlights

•	Our total revenues for the third quarter of 2004 were $698.8 million, a 12% increase over the third quarter of 2003. Our total revenues for the first nine months of 2004 were $1,989.2 million, a 26% increase over the first nine months of 2003. The primary reason for the increase in revenues for the third quarter of 2004 is the strength of our product offerings which is reflected in our ability to attract new customers and our expansion of sales of new products to existing customers. Additionally, the continued successful integration of the PeopleSoft and J.D. Edwards sales teams has helped to increase revenue through enhanced penetration of both geographic and vertical markets. The primary reason for the increase in revenues for the first nine months of 2004 is the addition of new product offerings from the acquisition of J.D. Edwards. Third quarter 2004 license fees of $161.4 million increased by $1 million over the same period last year and license fees for the first nine months of 2004 increased by $69.3 million to $422.3 million. For the three months ended September 30, 2004, license fees grew modestly as the success in the integration of our products subsequent to the acquisition of J.D. Edwards was partially offset by the ongoing impact of the Oracle Tender Offer. For the nine months ended September 30, 2004, the growth in license fees is due to the licensing of PeopleSoft EnterpriseOne and PeopleSoft World software as a result of the expansion of our product families from the acquisition of J.D. Edwards. We experienced an increase in maintenance fees of $85.6 million and $279.2 million for the third quarter of 2004 and for the first nine months of 2004, respectively, compared to the same periods in 2003 due to an increase in our installed base of customers under maintenance agreements. Professional service revenue decreased $11.8 million for the third quarter of 2004 and increased $58.9 million for the first nine months of 2004, compared to the same periods in 2003. The third quarter 2004 decrease appears to be due to customers slowing their implementations of software pending the completion of the anti-trust trial in the United States, the decision by the European Commission and the conclusion of the action brought against PeopleSoft by Oracle in the Delaware Court of Chancery (see below). The increase for the first nine months of 2004 is due to the continued addition of new customers by the consulting organization subsequent to the acquisition of J.D. Edwards.

•	Our net income increased to $26.2 million in the third quarter of 2004 from a loss of $7.3 million in the third quarter of 2003 due to the reduced impact of purchase accounting charges resulting from the acquisition of J.D. Edwards and decreased costs associated with the Oracle Tender Offer. Our net income decreased to $61.4 million in the first nine months of 2004 from $67.7 million in the first nine months of 2003 due to the cumulative yearly impact of purchase accounting charges resulting from the acquisition of J.D. Edwards and costs associated with the Oracle Tender Offer. The purchase accounting charges (after-tax) in 2004 are primarily comprised of the amortization of capitalized software and other intangible assets of $16.7 million and $49.7 million and restructuring charges of $5.3 million and $12.8 million for the third quarter and the first nine months of 2004, respectively. Expenses (after-tax) of responding to the Oracle Tender Offer were $5.3 million and $23.9 million for the third quarter and the first nine months of 2004, respectively, and are comprised primarily of legal and investment banker fees.

•	Our cash and investment balances increased by $247.8 million when compared to our cash and investment balances at December 31, 2003. The increase is primarily due to cash provided by operations, which was approximately $281.1 million during the first nine months of 2004.

Integration of J.D. Edwards & Company

     We acquired J.D. Edwards in the third quarter of 2003 for approximately $2 billion, making PeopleSoft the second largest provider of enterprise application software in the world, based on total revenues. We now have approximately 13,000 customers and approximately 11,500 employees. The combination has made PeopleSoft:

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

     In the third quarter of 2004, we continued to execute on our J.D. Edwards integration plans across the Company as we consolidated redundant facilities, combined our sales forces, combined operations globally and integrated our various general and administrative functions. As of September 30, 2004, we were ahead of our planned cost reduction schedule targets and remain confident in our stated objective of achieving $167 million to $207 million in revenue and cost synergies during 2004 as a part of the J.D. Edwards integration plan.

Oracle Tender Offer

     On June 9, 2003, following our announcement of the agreement to acquire J.D. Edwards, Oracle Corporation (“Oracle”) launched a hostile tender offer for all of the outstanding PeopleSoft shares at $16.00 per share. On June 18, 2003, Oracle increased its bid to $19.50 per share. On June 12, 2003 and again on June 19, 2003, based upon the recommendations of the Transaction Committee of our Board of Directors, our Board of Directors unanimously recommended that our stockholders reject the offers because the Board believed that the offers would face prolonged regulatory delays, with a significant likelihood that the offers would not be allowed to proceed and that Oracle’s offers significantly undervalued PeopleSoft. On February 4, 2004, Oracle increased the offer price to $26.00 per share. On February 7, 2004, based upon the recommendation of the Transaction Committee, the Board unanimously recommended that our stockholders reject the revised offer because the Board believed the offer to be inadequate from a financial point of view and that it undervalued PeopleSoft, and because the proposed combination of PeopleSoft and Oracle faced substantial regulatory scrutiny in both the United States and Europe and there was a significant likelihood that any such transaction would be prohibited under antitrust law.

     On February 26, 2004, the United States Department of Justice (“DOJ”), filed a civil antitrust suit in the U.S. District Court for the

Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The DOJ alleged that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. The trial commenced June 7, 2004 and closing arguments were presented on July 20, 2004. On September 9, 2004, U.S. District Court Judge Vaughn Walker ruled against the DOJ and on October 1, 2004, the DOJ announced that it had decided not to appeal the ruling.

     On February 13, 2004, the European Commission announced that the four-month schedule of the second stage of its investigation had resumed and that the provisional deadline by which the European Commission must decide whether it will challenge the proposed acquisition was then May 11, 2004. On April 14, 2004, this deadline was tolled indefinitely pending receipt of information requested from Oracle by the European Commission. On October 26, 2004 the European Commission announced that it would not oppose the proposed acquisition.

     On May 14, 2004, Oracle amended its offer to decrease the offer price to $21.00 per share. On May 26, 2004, based upon the recommendation of the Transaction Committee, the Board unanimously recommended that our stockholders reject the reduced offer because the Board believed the offer to be inadequate from a financial point of view and that it did not reflect PeopleSoft’s real value, and the proposed combination of PeopleSoft and Oracle continued to face substantial regulatory scrutiny in both the United States and Europe and there was a significant likelihood that any such transaction would be prohibited under antitrust law.

     On June 18, 2003, Oracle and Pepper Acquisition Corp. filed a lawsuit in the Delaware Court of Chancery (Case No. 20377-NC) (captioned Oracle Corp. v. PeopleSoft, Inc.) against the Company and several of its directors, which, as amended, alleges, among other things, that the directors of PeopleSoft have breached their duty of loyalty and duty of care and that the customer assurance program violates Delaware corporation law. The amended complaint seeks declaratory and injunctive relief, including an injunction prohibiting the future use of the customer assurance program and requiring PeopleSoft’s Board of Directors to eliminate the Company’s Rights Agreement.

     Testimony in the Delaware action commenced on October 4, 2004 and concluded on October 15, 2004. A conference to discuss post-trial scheduling has been set for November 24, 2004 before the Vice Chancellor. The Vice Chancellor has not indicated when his decision in this case will be forthcoming.

     The Company believes that the claims and allegations asserted in the Delaware action are without merit, and intends to continue to vigorously defend against this lawsuit.

     On November 1, 2004 Oracle announced the extension of the offer period until midnight New York City time on November 19, 2004 and an increase in the offer price to $24 per share. The Board of Directors will evaluate the amended Oracle Tender Offer, consistent with its fiduciary duties, and make a recommendation to the stockholders in due course.

     We believe that the Oracle Tender Offer will continue to be a distraction to customers, management and employees while it is still pending.

     The recommendations to stockholders by the PeopleSoft Board of Directors and the reasons for those recommendations are and will be set forth in PeopleSoft’s Solicitation/ Recommendation Statement on Schedule 14D-9 and amendments thereto filed with the SEC. These documents can be obtained without charge at www.sec.gov and www.peoplesoft.com. Our stockholders should read these filings as they contain important information about the Oracle Tender Offer, the Board’s recommendations and other related matters.

     From June 6, 2003 through September 30, 2004, we incurred over $81 million in investment banking, legal and other fees and used a significant amount of internal resources to respond to the Oracle Tender Offer and related litigation. During the third quarter of 2004, we incurred $8.5 million in investment banking, legal and other fees and used a significant amount of internal resources in connection with the Oracle Tender Offer and related litigation. See Part II, Item 1 — Legal Proceedings. It is not possible to accurately predict the amount of money or internal resources that will be required in connection with the Oracle Tender Offer in the future.

Executive Severance Policies

     As previously disclosed, on September 15, 2004, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) amended the Executive Severance Policy-Executive Vice Presidents (“EVP Policy”) and the Executive Severance Policy — Senior Vice Presidents (the “SVP Policy”) to increase the severance benefits provided in the event of an executive’s termination or constructive discharge in connection with a change of control to 24 months and 18 months of base salary, target bonus and healthcare premiums, respectively. Also as previously disclosed, on September 30, 2004, the EVP Policy was amended to provide that Presidents and Co-Presidents are entitled to receive benefits thereunder, and to change the definition of constructive discharge to provide that any person serving as President or Co-President prior to a change of control will be deemed to have experienced a constructive discharge after a change of control (other than as results solely from a change in composition of the Board), even if he continues to be employed by the Company or an acquirer, and regardless of his job description or duties and responsibilities following a change of control.

     These amendments were previously disclosed in Amendments No. 37 and 38 to the Schedule 14D-9 filed on September 17, 2004 and September 30, 2004, respectively.

     On November 3, 2004, the Compensation Committee approved the language implementing the previously approved Amended Executive Severance Policy - Presidents, Co-Presidents and Executive Vice Presidents and the SVP Policy including provisions to restrict further amendments to the policies and to add to the definition of change of control any other event that the Board of Directors determines to be a change of control.

RESULTS OF OPERATIONS

     The following table indicates the percentage of total revenues and the percentage of period-over-period changes represented by line items in our consolidated statements of operations:

	Percentage of			Percentage
	Dollar	Percentage of Total		of Dollar	Percentage of Total
	Change	Revenues		Change	Revenues
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004/2003	2004	2003	2004/2003	2004	2003
Revenues:
License fees	1%	23%	26%	20%	21%	22%
Maintenance revenue	37	46	37	44	46	41
Professional services revenue	(5)	31	37	10	33	37

Total revenues	12	100	100	26	100	100
Costs and expenses:
Cost of license fees	5	3	3	77	4	3
Cost of services	8	35	37	24	35	35
Sales and marketing expense	11	27	27	27	27	26
Product development expense	8	20	20	36	20	19
General and administrative expense	(21)	7	10	26	9	9
Restructuring, acquisition and other charges	(18)	3	4	(16)	1	2

Total costs and expenses	5	95	101	28	96	94

Operating income (loss)	N/M	5	(1)	(11)	4	6
Other income, net	(42)	1	1	(37)	1	1

Income (loss) before provision for income taxes	N/M	6	—	(15)	5	7
Provision for income taxes	218	2	1	(22)	2	3

Income (loss) before minority interest	N/M	4	(1)	(11)	3	4
Minority interest in net income	(100)	—	—	(100)	—	—

Net income (loss)	N/M	4%	(1)%	(9)%	3%	4%
Diluted income (loss) per share	N/M			(15)%

N/M — Not meaningful

     Net income increased $33.5 million to $26.2 million in the third quarter of 2004 from a net loss of $7.3 million in the third quarter of 2003. Diluted income per share increased $0.09 per share to income of $0.07 per share in the third quarter of 2004 from a loss of $0.02 per share in the third quarter of 2003. For the first nine months of 2004 net income decreased $6.3 million or 9.3% to $61.4 million from $67.7 million in the first nine months of 2003. Diluted income per share decreased $0.03 per share in the first nine months of 2004 to $0.17 per share from 0.20 per share in the first nine months of 2003.

Revenues

License Fee Revenues

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
License fees	$161,411	$160,459	$422,313	$353,026
Percentage of revenue	23%	26%	21%	22%
Change from prior year	1%		20%

     Our software products generally are licensed to end-user customers under non-exclusive, perpetual license agreements. Revenue from license fees increased by $1 million or 1% in the third quarter of 2004 as compared to the third quarter of 2003 and $69.3 million or 20% for the first nine months of 2004 as compared to the first nine months of 2003. For the three months ended September 30, 2004, license fees grew modestly as the success in the integration of our products subsequent to the acquisition of J.D. Edwards was offset by the ongoing impact of the Oracle Tender Offer. In the third quarter of 2004 we added 138 new customers compared to 177 in the same quarter last year. For the nine months ended September 30, 2004, the growth in license fees is due to the licensing of PeopleSoft EnterpriseOne and PeopleSoft World software as a result of the expansion of our product families subsequent to the acquisition of J.D. Edwards. A significant portion of this growth was with our existing customer base as customers expand their ownership of PeopleSoft products. In the first nine months of 2004, while the global economy improved modestly, technology spending appeared to lag the overall economy. In the coming quarters, we expect to see a stable economic climate accompanied by seasonal increases in software license purchases by new and existing customers. Our ability to continue to grow license revenue may depend in part on the reaction of our prospective and existing customers to the developments to date and future events relating to Oracle’s Tender Offer and Oracle’s related activities, including developments with respect to the pending lawsuit between Oracle and

PeopleSoft in the Delaware Court of Chancery, and the related publicity.

Services Revenues

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Maintenance revenue	$320,216	$234,582	$919,314	$640,066
Percentage of revenue	46%	37%	46%	41%
Change from prior year	37%		44%
Professional services revenue	$217,208	$229,053	$647,592	$588,700
Percentage of revenue	31%	37%	33%	37%
Change from prior year	(5)%		10%

     Our services revenue consists of software maintenance fees and professional services fees, which includes consulting fees, customer training fees, hosting fees and other miscellaneous fees.

     Maintenance revenue increased $85.6 million or 37% in the third quarter of 2004 and $279.2 million or 44% in the first nine months of 2004 as compared to the same periods last year. The increase in maintenance revenue during the third quarter of 2004 compared to the same period last year is attributable to the decrease in the fair value deferred maintenance revenue adjustment (see below), which was $2.8 million in the third quarter of 2004 compared to $50.9 million in the third quarter of 2003 and to growth of our installed base of software applications, arising from sales to both new and existing customers In accordance with the purchase method of accounting, we recorded J.D. Edwards deferred maintenance revenue at fair value as of the acquisition date reducing our maintenance revenue related to that expanded customer base. The increase in maintenance revenue during the first nine months of 2004 as compared to the same period last year is primarily attributable to the growth of our installed base of software applications, arising from sales to both new and existing customers. As a result of the acquisition of J.D. Edwards in July 2003, our installed base of customers has grown considerably. Additionally, the fair value deferred maintenance revenue adjustment reduced our maintenance revenue related to that expanded customer base by $42.1 million in the first nine months of 2004 compared to $50.9 million in the first nine months of 2003.

     We believe that our professional services revenue was negatively impacted by the Oracle anti-trust trial, the European Commission decision and other litigation relating to the Oracle Tender Offer as customers continued to slow the implementation of our software. This resulted in a decrease in professional services revenue of $11.8 million or 5% for the three months ended September 30, 2004. The decrease is partially offset by revenue associated with a large fixed-fee contract that was recognized in the third quarter of 2004. The increase in professional services revenue of $58.9 million or 10% in the first nine months of 2004 is primarily due to additional consulting revenue attributed to the addition of the PeopleSoft EnterpriseOne and PeopleSoft World product families. Changes in license revenues during a given period may also adversely impact our future services revenue, since professional services are typically related to our licensing activity in prior quarters.

     Our ability to maintain or increase maintenance and professional services revenue in the future depends primarily on our ability to increase our installed customer base, renew maintenance agreements, and to maintain or increase the number and size of our professional services engagements.

Revenues by Segment

     The Company’s chief operating decision makers are its Chief Executive Officer and Co-Presidents. While these officers are apprised of a variety of financial metrics and information, PeopleSoft is principally managed on a geographic basis in terms of revenue and segment margin performance. The Company’s two geographic business segments are: North America, which includes the United States and Canada, and International, which includes all other geographic regions. Revenues by geographic segment from external customers for the third quarter and nine months ended September 30, 2004 and 2003 were:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
North America	$489,710	$449,404	$1,398,914	$1,167,517
International	209,125	174,690	590,305	414,275

Total revenues	$698,835	$624,094	$1,989,219	$1,581,792

     Total revenues from the North America segment increased by $40.3 million or 9% in the third quarter of 2004 as compared to the third quarter of 2003 and by $231.4 million or 20% in the first nine months of 2004 as compared to the first nine months of 2003. As a percentage of total segment revenues, revenues from the North America segment were 70% in the third quarter of 2004 and 72% in the third quarter of 2003 and 70% in the first nine months of 2004 and 74% in the first nine months of 2003. Total revenues from the International segment increased by $34.4 million or 20% in the third quarter of 2004 from the third quarter of 2003 and by $176 million or 42% in the first nine months of 2004 as compared to the first nine months of 2003. As a percentage of total segment revenues, revenues from the International segment were 30% in the third quarter of 2004 and 28% in the third quarter of 2003 and 30% in the first nine months of 2004 and 26% in the first nine months of 2003. The increase in revenues from the third quarter and the first nine months of 2003 to the third quarter and the first nine months of 2004 are primarily from the successful expansion of our product offerings as a result of the acquisition of J.D. Edwards.

     In the North America segment, revenues attributable to the United States were $454 million and $1,306 million in the third quarter and the first nine months of 2004, respectively, and $423 million and $1,084 million in the third quarter and first nine months of 2003, respectively. Revenues from the Europe/Middle-East/Africa region represented 18% of revenues for the three months ended September 30, 2004 and 2003. Revenues from the Europe/Middle-East/Africa region represented 18% and 15% of revenues, respectively, for the nine months ended September 30, 2004 and 2003. No other international region had revenues equal to or greater than 10% for the three and nine months ended September 30, 2004 and 2003. Revenues originating in each individual foreign country were less than 5% of total revenues during the three and nine months ended September 30, 2004 and 2003 with the exception of Canada. Canadian revenues comprised 5% of total revenues for the three month period ended September 30, 2004 and the nine month period ended September 30, 2003.

Costs and Expenses

Cost of Licenses Fees

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Cost of license fees	$23,039	$21,941	$71,186	$40,230
Percentage of revenue	3%	3%	4%	3%
Change from prior year	5%		77%

     Our software products are based on a combination of internally developed and acquired technology, as well as bundled third party products and technology. Costs of license fees consist principally of royalties, license fees for certain third party software products, amortization of capitalized software and product warranty costs. For the third quarter 2004, cost of license fees increased $1.1 million or 5% over the same period last year. Cost of license as a percentage of license revenues was 14% in the third quarter of 2004 and third quarter of 2003. For the nine months ended September 2004, cost of license fees increased $31 million or 77% over the same period last year. Cost of license as a percentage of license revenues was 17% for the nine months ended September 2004 and 11% for the nine months ended September 2003. The dollar and percent of license change are primarily the result of a $25.2 million increase in amortization costs from capitalized software acquired in the J.D. Edwards acquisition and a $6.1 million increase in royalties expense resulting from the increase in our license revenues and changes in the mix of the royalty bearing license contracts.

Cost of Services

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Cost of services	$248,096	$230,189	$697,504	$560,356
Percentage of revenue	35%	37%	35%	35%
Change from prior year	8%		24%

     Cost of services consists primarily of employee costs and the related infrastructure costs incurred in providing professional services and maintenance. Cost of services increased by $17.9 million or 8% in the third quarter of 2004 as compared to the third quarter of 2003, and $137.1 million or 24% in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in the third quarter of 2004 as compared to the same period last year is primarily the result of a $10.4 million loss provision related to an EnterpriseOne services contract, which was started prior to our acquisition of J.D. Edwards, and $12.8 million of costs associated with a large fixed fee contract accounted for under completed contract accounting, that was completed and recognized in the third quarter of 2004. The increase for the first nine months of 2004 as compared to the same period last year is primarily due to the expansion of the support organization and related infrastructure resulting from the larger installed base created by the J.D. Edwards acquisition and an increase of $15.6 million in amortization of acquired intangible assets for maintenance relationships and consulting agreements acquired from J.D. Edwards. Additionally, cost of services for the nine months ended September 30, 2004 was impacted by a loss provision related to an EnterpriseOne services contract and costs associated with the large fixed-fee contract discussed above. Cost of services as a percentage of services revenues was 46% in the third quarter of 2004 and 45% for the first nine months of 2004. Cost of services as a percentage of services revenues was 50% in the third quarter of 2003 and 46% for the first nine months of 2003. If the demand for services from new and existing customers for installation, consulting, maintenance and training services increases over the next several quarters, we anticipate that our cost of services may also increase.

Sales and Marketing Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Sales and marketing	$186,766	$168,554	$532,527	$419,604
Percentage of revenue	27%	27%	27%	26%
Change from prior year	11%		27%

     The increase in sales and marketing expense of $18.2 million or 11% in the third quarter of 2004 and $112.9 million or 27% in the first nine months of 2004 as compared to the same periods last year is partially due to costs associated with the growth of our sales force and marketing activities to support our expanded product line and geographic scope following the integration of J.D. Edwards. These expense increases are primarily attributed to compensation and related infrastructure costs associated with our expanded sales force. The first nine months of 2004 also include $8.5 million of additional amortization of intangible assets relating to customer relationships acquired from the J.D. Edwards. Additionally, sales and marketing costs have increased in the third quarter and first nine months of 2004 due to an increase in commission and bonus costs related to license sales growth and related commission payments. Sales and marketing expense may increase in future periods as we increase our sales force and marketing and advertising expenses to increase our competitive positioning in the marketplace and to promote brand awareness and global recognition of our products.

Product Development Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Product development expense	$137,639	$127,711	$402,951	$296,062
Percentage of revenue	20%	20%	20%	19%
Change from prior year	8%		36%

     Product development expense consists primarily of costs related to our software developers and the associated infrastructure costs of product development initiatives. The $9.9 million or 8% increase in product development expense in the third quarter of 2004 as well as the $106.9 million or 36% increase in the first nine months of 2004 as compared to the comparable periods in 2003 were primarily due to the expansion of our development organization to support our expanded product offerings following the acquisition of J.D. Edwards. In addition, we incurred higher costs for outside consulting services including outsourced development of $4.9 million in the third quarter of 2004 and approximately $12.8 million for the first nine months of 2004 as compared to the same periods last year. The first nine months of 2004 also includes additional amortization of intangible assets acquired from J.D. Edwards of $6.8 million for acquired patented technology. We did not capitalize any internal development costs in the third quarter of 2004 or nine month period ending September 30, 2004. Our current focus is to continue to extend our software offerings by delivering enhanced functionality to all three product families and to further develop new applications across both the PeopleSoft Enterprise and PeopleSoft EnterpriseOne application families.

General and Administrative Expense

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
General and administrative expense	$49,047	$61,879	$171,284	$135,918
Percentage of revenue	7%	10%	9%	9%
Change from prior year	(21)%		26%

     General and administrative expense consists primarily of salary and other employee related costs plus outside service costs to perform administrative, legal, finance, human resource and other infrastructure related functions. The $12.8 million or 21% decrease in general and administrative expense for the third quarter of 2004 as compared to the third quarter of 2003 includes a decrease in legal and investment banker fees of $7.2 million net of insurance recoveries relating to our response to the Oracle Tender Offer and related legal proceedings. The decrease also includes a $5.2 million reduction in professional service fees related to the J.D. Edwards acquisition and a reduction in legal fees primarily relating to customer and employee litigation. The $35.4 million or 26% increase in general and administrative expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is primarily due to additional administrative staff, infrastructure costs, legal, integration and other costs resulting from the J.D. Edwards acquisition and an increase in legal and investment banker fees of $11.2 million relating to our response to the Oracle Tender Offer and related legal proceedings net of insurance recoveries. It is not possible to predict the amount of money or internal resources that will be required to respond to the Oracle Tender Offer and related legal proceedings in 2004 and beyond. We expect the third party integration costs to decline in the remainder of 2004 as the integration of J.D. Edwards is completed.

Restructuring, Acquisition and Other Charges

     The following table sets forth the components of “Restructuring, acquisition and other charges”:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	($ in thousands)
Restructuring charges and adjustments	$ 8,448	$ 8,773	$20,720	$22,572
Acquired in-process research and development	—	14,500	—	14,500
Executive separation charges	6,421	—	6,421	—
Asset impairment charges	4,100	—	4,100	—

Restructuring, acquisition and other charges	$18,969	$23,273	$31,241	$37,072

     Restructuring, acquisition and other charges of $19 million in the third quarter of 2004 and of $31.2 million in the nine month period ending September 30, 2004 are partially the result of the Third Quarter 2003 Restructuring Plan relating to the acquisition of J.D. Edwards. In connection with the Third Quarter 2003 Restructuring Plan, we initiated plans to restructure our pre-acquisition operations to eliminate certain duplicative activities and reduce our cost structure. The costs associated with that plan include costs for employee severance, acquisition related employee retention, consolidation of duplicate facilities and contract terminations. Terminated employees entitled to receive payments under this plan primarily consisted of general and administrative, consulting, and sales and marketing employees. The third quarter 2004 restructuring charge includes approximately $5.3 million related to employee costs and $3.1 million related to costs of the consolidation of duplicate facilities. The nine month period ending September 30, 2004 restructuring charge includes approximately $8.5 million related to employee costs and $12.2 million related to costs of consolidating duplicate facilities. Of the $12.2 million in facilities costs, approximately $4.1 million relates to impaired furniture and equipment assets which were identified as certain duplicate facilities were vacated. The expected total charges under this plan are approximately $41 million. Future cash payments related to these restructuring liabilities for employee costs are expected to be made through November 2004. Future cash payments related to facilities obligations are expected to be made through March 2012. Although management believes the liabilities recorded under the plans are substantially quantified, estimated restructuring costs may change in the future.

     Executive separation charges relate to the termination of Craig A. Conway’s employment as President and Chief Executive Officer of the Company. On September 30, 2004, the Board of Directors (the “Board”) of the Company, acting on the unanimous recommendation of the Corporate Governance/Nominating Committee and the Compensation Committee of the Board (which Committees collectively consist of the five independent directors who also constitute the Transaction Committee of the Board), determined by a unanimous vote of all independent directors (with the non-independent directors abstaining) to terminate Craig A. Conway’s employment as President and Chief Executive Officer of the Company, effective October 1, 2004. In October 2004, in fulfillment of the Company’s obligations under his employment agreement, Mr. Conway received severance payments of approximately $4.8 million in salary and benefits (prior to income tax withholding as required by law) and a cash settlement of a portion of his unvested restricted stock grants of approximately $8.9 million (prior to income tax withholding as required by law), which amount is equal to the fair market value of the applicable unvested shares on September 30, 2004. Charges of approximately $6.4 million associated with executive separation were recorded in the third quarter of 2004 and are included in the results of operations in “Restructuring, acquisition and other charges” (See Note 6, “Restructuring, Acquisition and Other Charges”).

     Asset impairment charges consist of impairment write-downs of $2.1 million for our investment in restricted common stock and $2 million for a note receivable. These assets were delivered to the Company in the fourth quarter of 2003 as consideration for the termination of a sublease. An impairment charge for the carrying amount of these assets was recorded when the sublessee indicated that a bankruptcy filing was possible on September 29, 2004. The sublessee subsequently filed for bankruptcy on October 6, 2004. We do not expect to recover any amounts relating to these assets.

     Restructuring charges of $23.3 million for the third quarter of 2003 are the result of the Third Quarter 2003 Restructuring Plan relating to the acquisition of J.D. Edwards (see above). Restructuring charges of $37.1 million for the nine months of 2003 include $23.3 million of charges relating to the Third Quarter 2003 Restructuring Plan and $13.8 million of charges related to the second quarter 2003 restructuring plan. The second quarter 2003 restructuring plan consisted of employee severance charges, fair value of lease obligations associated with the closure of an office facility and leasehold improvement write-offs. This restructuring plan was completed in the second quarter of 2004.

Other Income, Net

     The following table sets forth the significant components of “Other income, net”:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Interest income	$6,541	$6,192	$18,440	$20,833
Interest expense	(118)	(185)	(413)	(377)
Foreign currency transaction gains (losses) and other, net	(2,029)	1,549	(5,837)	(1,222)

Other income, net	$4,394	$7,556	$12,190	$19,234

     Other income decreased $3.2 million in the third quarter 2004 as compared to same period last year and $7 million in the first nine months of 2004 as compared to the same period last year. The $3.6 million decrease in foreign currency transaction losses and other, net in the third quarter 2004 is the result of a $1.8 million gain on the sale of marketable securities in the third quarter 2003 and net foreign currency transaction losses of $1.9 million in the third quarter of 2004 compared to net foreign currency transaction losses of $0.7 million of in the third quarter of 2003. The $2.4 million decrease in interest income in the first nine months of 2004 as compared to the same period in the prior year is primarily due to lower average cash and investment balances partially offset by higher interest rates. The decrease in cash and investment balances is primarily due to the J.D. Edwards acquisition, the repurchase of common stock in the fourth quarter of 2003 and the purchase of the three office buildings in the Denver, Colorado in the second and third quarters of 2004 (see Liquidity and Capital Resources below). The $4.6 million decrease in foreign currency transaction losses and other, net in the first nine months of 2004 as compared to the same period in the prior year is primarily due to net foreign currency transaction losses of $6.4 million in 2004 compared to net foreign currency transaction losses of $1.8M in 2003. In addition, the third quarter 2003 included a $1.8 million gain on the sale of marketable securities.

Provision for Income Taxes

     Our provision for income taxes increased to $13.5 million in the third quarter of 2004 from $4.2 million in the third quarter of 2003. Our provision for income taxes decreased to $33.3 million for the first nine months of 2004 from $42.9 million in the first nine months of 2003. The effective tax rate was 35.2% and 38.4% for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rate decreased for the first nine months of 2004 as compared to the first nine months of 2003 primarily due to the absence of nondeductible in-process research and development charges. Net deferred tax assets at September 30, 2004 were $45 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), the realization of the benefit associated with deferred tax assets is based upon an estimate of both the timing and amount of future taxable income. Future taxable income may be derived from pre-tax earnings generated by future operations, subsequent reversals of deferred tax liabilities and other sources.

     The Internal Revenue Service concluded its examination of our federal income tax returns for the years ended December 31, 1997 through December 31, 1999, resulting in no material impact to our results of operations or financial position.

     We currently are evaluating the impact of the American Jobs Creation Act of 2004 signed into law on October 22, 2004.

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

     License Fee Revenue. For software license agreements that do not require significant modifications or customization of the software, we recognize software license revenue when all of the following are met:

•	Persuasive Evidence of an Arrangement Exists. It is our practice to require a contract signed by both the customer and PeopleSoft, or a purchase order from those customers that have previously negotiated an end user license arrangement.

•	Delivery Has Occurred. We deliver software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. Physical delivery terms are generally FOB shipping point. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to their software. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published documentation. Based on our history, the likelihood of non-acceptance in these situations is remote, and we recognize revenue when all other criteria of revenue recognition are met. If the likelihood of non-acceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed or determinable when payment terms are within 120 days of contract execution date. For contracts with payment terms beyond 120 days, license revenue is generally recognized as payment becomes due and payable, assuming all other revenue recognition criteria have been met. We recognize revenue for delivered elements only when the fair value of the undelivered elements is known, uncertainties regarding customer acceptance are resolved, and there are no refund, cancellation, or return rights affecting the revenue recognized for delivered elements. Determination of the fee’s fixed or determinable nature is unaffected by the customer assurance program (see “Customer Assurance Program” below for further discussion).

•	Collectibility is Probable. Pursuant to the collectibility requirements contained in our credit policy, we perform customer collectibility assessments for our transactions. For contracts that do not meet our collectibility criteria, revenue is recognized when cash is received.

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

     Consulting services, which are normally sold on a standalone basis, do not generally involve significant modification or customization of the licensed software, and therefore, the licensed software will be accounted for under the residual method. In rare instances where consulting services do involve significant modification or customization as an element of the software license agreement, we account for the license revenue under SOP 81-1.

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

Customer Assurance Program

     In response to Oracle’s public statements about its plans for PeopleSoft’s products, and to minimize the loss of business during Oracle’s offer to purchase all outstanding shares of PeopleSoft common stock (the “Oracle Offer”), PeopleSoft implemented a customer assurance program. The customer assurance program incorporates a contingent change in control provision in

PeopleSoft’s standard perpetual licensing arrangement. That provision provides customers who purchase application licenses with financial protection in certain circumstances, as described below. That financial protection is in the form of a payment generally equal to two to five times the total arrangement fees with the multiple increasing as the fees increase.

     PeopleSoft implemented the initial version of the customer assurance program in June 2003, and has used six different versions of the program. On October 11, 2004, the Board of Directors extended the program through the earlier of the date that Oracle terminates its tender offer or December 31, 2004. Under all versions of the customer assurance program, customers retain rights to the licensed products whether or not any payment under the program is due. No customer is entitled to a refund of arrangement fees previously paid under the customer’s contract with PeopleSoft, but the customer would be entitled to a payment under the customer assurance program if all of the conditions for payment specified in the customer assurance provisions in the agreement are met.

     The customer assurance program has no current financial statement impact on PeopleSoft. A contingent liability may be recognized in the financial statements of PeopleSoft or its acquirer if PeopleSoft is acquired as defined in the specific terms of the applicable version of the customer assurance program, and if the amounts due were probable and reasonably estimable. However, the determination of the timing of recognition and amount of any such contingent liability would be dependent upon the acquirer’s plans, assumptions and estimations. Furthermore, the terms of the customer assurance program require an acquisition by an entity other than PeopleSoft; therefore no action taken unilaterally by PeopleSoft would, by itself, result in the recognition of a contingent liability or any other financial statement impact.

     Versions Five and Six of the program, consistent with the terms of a pending settlement of Delaware stockholder litigation revised the term “acquired” to provide that the term “acquired” includes an acquisition solely by Oracle and its affiliates. See Note 12, “Commitments and Contingencies” of the Notes to the unaudited Condensed Consolidated Financial Statements.

     The table below sets forth for each version of the customer assurance program in effect on or prior to September 30, 2004, the dates during which such version was implemented in customer contracts and the approximate potential maximum liability, as of September 30, 2004, under the contracts containing language from each respective version. Following the table is a description of the material terms of each version of the program. With respect to each version, some variations exist in the specific language used in contracts, but such language generally incorporates the material terms of the applicable version, as described below. As of September 30, 2004, the approximate aggregate maximum potential amount of future customer assurance payments under the customer assurance program was $2.4 billion.

		Approximate
		Amount of
		Maximum
Version	Dates Offered to Customers*	Potential Liability
Version One	June 2003 to 9/12/2003	$75	million
Version Two	9/12/2003 to 9/30/2003	$170	million
Version Three	9/30/2003 to 11/7/2003	$40	million
Version Four	11/18/2003 to 6/30/04	$1,352	million
Version Five	6/16/04 to 9/30/04	$788	million

	Total Amount of Maximum Potential Liability:	$2,425	million

*	Some contracts originally submitted to customers prior to these end dates were executed following such dates.

Version One

     The Version One program provisions have expired in all but two of the Version One contracts because the standard Version One provision required an acquisition within one year of the contract effective date for there to be a payment and this one year period has elapsed. Generally, under the two remaining contracts payment will occur provided that the following events occur:

•	within two years in one contract or five years in the other contract, from the contract effective date an entity acquires or merges with PeopleSoft, and PeopleSoft is not the surviving entity, and

•	within four years in one contract or five years in the other contract, from the contract effective date, the acquiring company:

—	announces its intention to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies, or

—	announces its intention to discontinue licensing PeopleSoft’s products to new customers, or

—	announces its intention to not provide updates or new releases for supportable products; and

•	the customer requests the payment in writing before a specified date, and is at the time of the request, and has been a continuous, compliant subscriber to support services and has timely paid all amounts owed under the customer’s agreement with PeopleSoft.

Version Two

     Generally under Version Two, a payment will be paid provided that the following events occur:

•	within two years from the contract effective date, PeopleSoft is acquired by an entity not owned or controlled by or under the control of PeopleSoft, and

•	within four years from the contract effective date, the acquiring company announces its intention:

—	to discontinue, or discontinues, support services before the end of the normal support term as defined by PeopleSoft’s standard policies or materially reduces the level of support services from the level provided by PeopleSoft prior to the acquisition, or

—	to discontinue licensing PeopleSoft’s products to new customers or certain existing customers, or

—	to reduce, or materially reduces, the amount of money spent to develop updates for the supportable modules or provide support services below the level spent by PeopleSoft in the 12 months preceding the acquisition, or

—	to delay, or delays, the timing of release of updates or new releases for the products or to reduce the extent and quality of such updates and new releases, compared to the timing, extent and quality of updates and new releases delivered in the release cycle prior to the acquisition, or

—	to reduce or limit, or reduces or limits, the ability of the supportable modules to integrate or operate with third party products such as databases, software, products, and technologies; and

•	the customer requests the payment in writing by June 30, 2008, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and no amounts are owed under the customer’s agreement with PeopleSoft.

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

On February 26, 2004, Oracle announced that it was withdrawing its director nominations and stockholders proposals for the PeopleSoft 2004 Annual Meeting of Stockholders which, if all of Oracle’s director nominees were elected and its stockholder proposals were passed, would have caused a board composition change. Oracle has not notified the Company that it will nominate directors for election to the PeopleSoft board at the 2005 Annual Meeting of Stockholders.

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

Version Three

     The terms of Version Three are virtually identical to Version Two, except that language was added to clarify that a change in the composition of the board by itself is not sufficient to be deemed an acquisition of PeopleSoft under the terms of the customer assurance program — there has to be both a change in the board and PeopleSoft has to be acquired. Version Three also changed the criteria to determine reduction of support for updates and services from “money spent” to “resources allocated.”

Version Four

     Generally under Version Four, a payment will be paid provided that the following events occur:

•	within two years from the contract effective date, PeopleSoft is acquired, and

•	within four years from the contract effective date, the company that results from an acquisition:

—	discontinues or materially reduces support services before the end of the normal support term as defined by PeopleSoft’s standard policies, or

—	discontinues licensing PeopleSoft’s products to new or existing customers, or

—	discontinues providing updates for the supportable modules; and

•	the customer requests the payment in writing by June 30, 2008, and is, at the time of the request, and has been a continuous, compliant subscriber to support services and no amounts are owed under the customer’s agreement with PeopleSoft.

     Notwithstanding these licensing and update requirements, the acquirer may discontinue licensing specific products and providing updates if that product does not operate substantially as warranted or third party technology required for the operation of the product is no longer commercially available.

     For purposes of Version Four, the term “acquired” generally is identical to Versions Two and Three, except there is no provision regarding a change in the composition of the board of directors.

Version Five

     The Company implemented Version Five of the program in June 2004 to apply to contracts first entered into by customers subsequent to that date. Version Five of the program, consistent with the terms of a pending settlement of Delaware stockholder litigation, revised the definition of the term “acquired” to provide that the term “acquired” includes an acquisition solely by Oracle and its affiliates and in some instances extended the date by which the customer must request the payment in writing to December 31, 2008. In other respects, Version Five is the same as Version Four.

Version Six

     The Company implemented Version Six on October 11, 2004 to apply to contracts entered into by customers subsequent to that date. Generally under Version Six, a payment will be made to the licensee provided that the following events occur:

•	within two years from the contract effective date, PeopleSoft is acquired, and

•	within four years from the contract effective date, the company that results from an acquisition:

— discontinues or materially reduces support services before the end of the normal support term as defined by PeopleSoft’s standard policies, or

— declines to license PeopleSoft products to the licensee on a commercially reasonable basis, or

— discontinues providing updates for the supportable products; and

•	the licensee requests the payment in writing within fifty-one (51) months after the contract effective date, and the licensee is at the time of the request, and has been, a continuous, compliant subscriber to support services and no amounts are owed under the licensee’s agreement with PeopleSoft.

     Notwithstanding these licensing and update requirements, the acquirer may discontinue licensing specific products if that product does not operate substantially as warranted or third party technology required for the operation of the product is no longer commercially available. In addition, the acquirer is not required to provide updates if (i) licensing of those specific products may be discontinued in the manner described in the previous sentence or (ii) PeopleSoft is not providing updates for those specific products as of the date of acquisition.

     The definition of the term “acquired” used in Version Six is the same as that used in Version Five.

     The Board believes that all versions of the customer assurance program give new and existing customers assurance that their new investments in PeopleSoft products and services will be protected. The Board believes that these assurances have resulted in customers’ continued purchases of products and services from PeopleSoft, and that therefore the program preserves and enhances stockholder value. The Board also believes that the customer assurance program, and its beneficial effects on PeopleSoft’s ability to sell to new and existing customers, may increase the amount of consideration that a potential acquirer would be willing to pay for PeopleSoft. However, it is possible that a potential acquirer of PeopleSoft which intends to discontinue, reduce, delay or limit products or services of PeopleSoft in a manner that would trigger payments under the customer assurance program, or which determines it must incur additional costs in continuing such products and services in order to avoid making such payments, might offer a lesser amount of consideration than it otherwise would be willing to pay for PeopleSoft in the absence of the customer assurance program.

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

During the third quarter of 2004, restructuring costs were incurred as a result of the acquisition of J.D. Edwards. Restructuring costs associated with pre-acquisition activities of J.D. Edwards have been accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination. Other restructuring costs associated with activities of PeopleSoft are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) or Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits — an Amendment of FASB Statements No. 5 and 43” (“SFAS 112”) and are recorded as a charge to the results of operations in “Restructuring, acquisition and other charges.” Restructuring costs are based upon plans that have been committed to by management and are subject to refinement. To estimate restructuring costs accounted for in accordance with EITF 95-3, management utilized assumptions of the number of employees that will either voluntarily or involuntarily terminate employment with PeopleSoft and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring costs may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans accounted for in accordance with EITF 95-3 are recorded as an adjustment to goodwill while increases to the estimates are recorded as an adjustment to goodwill within one year of the acquisition date and as operating expenses thereafter. Changes to currently approved plans accounted for in accordance with SFAS 146 or SFAS 112 will be recorded in “Restructuring, acquisition and other charges.”

     Our financial projections may ultimately prove to be inaccurate and unanticipated events and circumstances may occur. Therefore, no assurance can be given that the underlying assumptions used to project revenues and costs to develop such products will transpire as anticipated.

Capitalized Software

     We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when our software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, we did not capitalize any development costs in the third quarter and the first nine months of 2004. We capitalize software acquired through technology purchases and business combinations if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

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

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. Individual overdue accounts are reviewed, and allowance adjustments are recorded when determined necessary to state receivables at realizable value. Additionally, we judge the overall adequacy of the allowance for doubtful accounts by considering multiple factors including the aging of our receivables, historical bad debt experience, and the general economic environment. The key factor is the aging of our receivables and the improvement or deterioration of the age of our receivables that will drive either a decrease or an increase to the allowance. A considerable amount of judgment is required when we assess the collectibility of our receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. Once all collection efforts are exhausted, the receivable is written-off against the balance in the allowance for doubtful accounts.

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

Deferred Tax Asset Valuation Allowance

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that based upon all the available positive and negative evidence, it is not likely that we will realize the benefit of a deferred tax asset in the future, we establish a valuation allowance. We consider our potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments may be required in the future if we determine that the amount of deferred tax assets to be realized is greater or less than the amount we have recorded. Our valuation allowance relates mainly to established allowances on net operating losses incurred in certain foreign jurisdictions as well as on net operating loss carryforwards and other tax benefits relating to various jurisdictions of certain acquired companies.

Impairment of Goodwill and Long-Lived Assets

     As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), we no longer amortize goodwill, but test goodwill annually for impairment or more frequently if events and circumstances warrant. We selected July 31, 2004 to perform our annual goodwill impairment testing. We determined that our reporting units are equivalent to our operating segments for the purposes of completing our SFAS 142 impairment test based upon the similar economic characteristics of each of the components that make up our operating segments (see Note 13, “Segment and Geographic Areas” of the Notes to the unaudited Condensed Consolidated Financial Statements). For purposes of performing our impairment test, we allocated tangible and intangible assets and liabilities to each reporting unit based upon the location in which the asset or liability was initially recorded and would ultimately be assigned to in the event of a purchase transaction. We determined that the carrying amount of goodwill was not impaired during the third quarter of 2004. Our impairment analysis was based upon the fair value assigned to each reporting unit. In estimating the fair value of the individual reporting units, we considered the aggregate fair value of the reporting units based upon the $7.7 billion Oracle Offer and the closing price of the Company’s common stock on July 31, 2004. We are not aware of any events or circumstances that would warrant an impairment charge subsequent to the third quarter of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     We primarily generate cash from licensing our software, providing professional services and through maintenance renewals. Our days sales outstanding for the third quarter of 2004 was 52 days, meaning that was the average number of days that passed before we collected payment from our customers. We use cash to pay our employees’ salaries, commissions, bonuses, and benefits; pay landlords to lease office space, procure insurance, pay taxes and pay vendors for services and supplies. In addition, we use cash to purchase capital assets to support the business. These assets are typically information technology hardware and facilities. On September 30, 2004, we did not have any debt, and we currently have no plans to pay cash dividends on our capital stock.

     On January 12, 2004, we announced our intention to repurchase $200 million of PeopleSoft common stock. We have not purchased any common stock under this repurchase program. This repurchase program is in keeping with our stated objective of continuing to utilize our positive cash flow to increase stockholder value. We intend to hold all shares repurchased pursuant to the stock repurchase program as treasury stock. We intend to fund all share repurchases from cash surplus and general corporate funds generated from operations. We believe that the combination of our cash and cash equivalents and short-term investment balances and currently anticipated cash flow from operations will be sufficient to satisfy our cash requirements, at least through the next twelve months.

     The table shown below presents our liquidity position at September 30, 2004 and for the prior year end:

	Quarter	Year
	Ended	Ended
	September 30,	December 31,
	2004	2003
	($ in millions)
Cash and cash equivalents	$467.1	$439.4
Short-term investments and restricted cash (1)	$1,160.6	$961.9

Total	$1,627.7	$1,401.3
Working capital	$1,002.1	$803.5

(1)	Short-term investments and restricted cash principally include interest-bearing demand deposit accounts with various financial institutions, tax-advantaged money market funds and highly liquid debt securities of corporations and municipalities.

     As of September 30, 2004, our cash, cash equivalents, short-term investments and restricted cash increased by $226.4 million as compared to December 31, 2003. This increase was primarily due to positive operating cash flow and proceeds from employee stock purchases and stock option exercises, partially offset by the purchase of property and equipment, including the purchase of three office buildings in Denver, Colorado, which were previously under synthetic lease.

     We generated cash flows from operations of $281.1 million in the first nine months of 2004 compared to $311.9 million in the first nine months of 2003. The principle source of our cash generated from operating activities comes from our net income adjusted for depreciation and amortization, decreases in our accounts receivable and increases in our deferred revenues. Partially offsetting our positive cash flows from operations in 2004 are payments made relating to the J.D. Edwards restructuring liabilities of $49 million (See Note 7, “Restructuring Liabilities” of the Notes to the unaudited Condensed Consolidated Financial Statements) and payments made for legal and investment banker fees relating to the Oracle Tender Offer of approximately $40 million. Future cash payments related to restructuring liabilities for employee costs are expected to be made through January 2005. Future cash payments related to facilities obligations are expected to be made through March 2012. Our $48.6 million restructuring liability at September 30, 2004 is a cash obligation. Restructuring costs are being funded through operating cash flow. See Note 7 “Restructuring Liabilities” of the Notes to the unaudited Condensed Consolidated Financial Statements.

     We historically have used cash for investing activities. Surplus cash has generally been used to purchase short-term investments and property and equipment, although in the third quarter of 2003 we liquidated some of our short-term investments to fund the cash portion of the purchase price of J.D. Edwards. We purchased property and equipment for $142.8 million during the first nine months of 2004, including three office buildings in Denver, Colorado, which were previously under synthetic leases that we assumed in our acquisition of J.D. Edwards. On April 2, 2004, one of the master lease agreements terminated and we exercised our option to purchase two buildings for a net purchase price of $58.6 million. On August 26, 2004, another of the master lease agreements terminated and we exercised our option to purchase a building and land for a net purchase price of $33.7 million. We expect to proceed with a cash purchase, totaling $29 million, for a fourth office building in Denver, Colorado, which is currently under a synthetic assumed in our acquisition of J.D. Edwards. The lease for this building terminates during the fourth quarter of 2004. We purchased property and equipment of $231.4 million during the first nine months of 2003, of which $175 million was utilized to purchase certain of our headquarters facilities in Pleasanton, California, which we had been leasing under synthetic leases.

     The principal source of cash generated from financing activities relates to the exercise of stock options by our employees and the issuance of our common stock under the employee stock purchase program. These equity transactions generated cash of $106 million in the first nine months of 2004. The Company may modify its equity compensation strategy to emphasize equity incentives other than stock options, and the cash generated from financing activities related to employee equity compensation may decrease in the future.

Commercial Commitments

Synthetic Leases

     As a result of the acquisition of J.D. Edwards, we assumed three six-year master operating leases on four office buildings in Denver, Colorado (the “Denver Campus”). One of the three master leases is still in effect at September 30, 2004. On April 2, 2004, one of the master lease agreements terminated and we exercised our option to purchase two buildings for a net purchase price of $58.6 million. On August 26, 2004, another of the master lease agreements terminated and we exercised our option to purchase a building and land for a net purchase price of $33.7 million. The lessor, a wholly owned subsidiary of a bank, which together with a syndication of other banks provided debt and equity financing of $121.2 million for the purchase and construction costs of the buildings. The lease payment obligations are based on a return on the lessor’s costs. We have an option to refinance or purchase the remaining leased property at our sole discretion during the term of the lease for approximately $29 million. In the event that we do not exercise our option to refinance or purchase the leased property, we must guarantee the residual value of the building up to approximately 85% of the bank financing of $29 million or $24.7 million for the remaining lease. We have evaluated the fair value of the Denver Campus and determined that at September 30, 2004 it is not probable that the value of the leased property at the end of the lease term will be less than the residual value guaranteed by us, and as a result, we do not believe that we will be called upon to perform under the residual guarantee. We are expecting to proceed with a cash purchase of the remaining office building. The lease for the remaining building terminates during the fourth quarter of 2004.

     We may elect to reduce the interest rate used to calculate our lease expense by collateralizing the Denver Campus financing arrangements with investments. At September 30, 2004, investments totaling $29.5 million were designated as collateral for the remaining lease. We may withdraw the funds used as collateral, excluding restricted amounts, at our sole discretion provided that we are not in default under the lease agreement. At September 30, 2004, funds used as collateral in the amount of $13.6 million were available for withdrawal. At September 30, 2004, we were in compliance with the covenants, representations, and warranties required under the lease agreement.

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

     On June 6, 2003, Oracle announced that it intended to commence a cash tender offer, to purchase all of our outstanding common stock and formally commenced the offer on June 9, 2003. The Oracle Tender Offer raised significant antitrust concerns that have resulted in a lengthy regulatory review process and protracted litigation. Oracle subsequently changed the offer price and extended the offer period several times. On May 14, 2004, Oracle reduced the offer to $21.00 per share. On November 1, 2004, Oracle announced extension of the offer period until midnight New York City time on November 19, 2004 and an increase in the offer price to $24.00 per share.

     On February 26, 2004, the United States Department of Justice (DOJ), filed a civil antitrust suit in the U.S. District Court for the Northern District of California to enjoin Oracle’s proposed acquisition of PeopleSoft. The DOJ alleged that the effect of the proposed acquisition of PeopleSoft by Oracle would be to lessen competition substantially in interstate trade and commerce in violation of the Clayton Act. On September 9, 2004, U.S. District Court Judge Vaughn Walker ruled against the DOJ, and on October 1, 2004, the DOJ announced that it would not appeal the ruling. In addition, on October 26, 2004 the European Commission announced that it had concluded its separate antitrust investigation and decided not to oppose the proposed acquisition.

     The delay and uncertainty associated with the lengthy regulatory review and the uncertainty regarding the outcome of the Oracle Tender Offer as well as Oracle’s activities relating to its Tender Offer have required significant human and financial resources and has caused significant business disruption and damages to us. Further, the Oracle Tender Offer and Oracle’s activities thereto may continue to disrupt and damage our business and have a materially adverse impact on our ability to successfully conduct our business which could result in a material adverse effect on our financial condition and operating results.

     Oracle’s initial public statements regarding the Oracle Tender Offer were widely interpreted to reflect its intent to discontinue the development, sale and support of PeopleSoft products if the Oracle Tender Offer were successful. We believe those statements and perceptions, as well as more recent statements by Oracle have adversely impacted and may continue to adversely impact our ability to attract new customers, and have caused and could continue to cause potential or current customers to defer purchases, to slow the implementation of products purchased or to cancel existing orders. Oracle’s later statements that it would continue to sell to existing customers and to support PeopleSoft products for some time have resulted in additional confusion and uncertainty for our customers and prospective customers. Moreover, as a result of the Oracle Tender Offer, certain of our suppliers, distributors, and other business partners may seek to change or terminate their relationships with us. These actions could adversely affect our financial condition and results of operations.

     Additionally, our key employees may seek other employment opportunities, as a consequence of the uncertainty surrounding our future. Moreover, our ability to attract and retain key management, sales, marketing and technical personnel could be harmed. If key employees leave as a result of the Oracle tender offer, or if we are unable to attract or retain qualified personnel, there could be a material adverse effect on our business and results of operations.

     Responding to the Oracle Tender Offer has been, and may continue to be, a major distraction for our management and employees and has required and will continue to require us to expend significant human and financial resources which could impact spending on other initiatives.

Litigation related to the Oracle Tender Offer may result in significant monetary damages or may otherwise negatively impact our business and results of operations.

     At least fourteen stockholder lawsuits have been filed in Delaware and California state courts against PeopleSoft and certain of our directors and officers alleging breaches of fiduciary duties in connection with the Oracle Tender Offer. While the parties to the consolidated Delaware stockholder litigation have executed a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) relating to that litigation which has been filed with the Delaware Court of Chancery, the Delaware Court of Chancery has not yet approved the settlement of that litigation and there can be no assurance that it will do so.

     On June 18, 2003, Oracle filed a lawsuit against PeopleSoft and members of our board in the Delaware Court of Chancery. The lawsuit alleges breaches of fiduciary duties against PeopleSoft’s Board of Directors and seeks to enjoin us from continuing to use our customer assurance program and to require elimination of the Company’s Rights Agreement. Testimony commenced October 4, 2004 and concluded on October 15, 2004. A conference to discuss post-trial scheduling has been set for November 24, 2004 before the Vice Chancellor. The Vice Chancellor has not indicated when his decision in this case will be forthcoming. There can be no assurance as to the outcome of this litigation or the reaction of our stockholders, analysts, customers and vendors to the ultimate resolution.

     In addition, on March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and its directors in California state court seeking damages and an injunction arising out of the customer assurance program and alleged misrepresentations and unfair competition. Fluctuation in the price of PeopleSoft common stock may also expose the Company to the risk of securities class-action lawsuits. Any conclusion of such litigation in a manner adverse to PeopleSoft could have a material adverse effect on the combined company’s business, financial condition and results of operations. In addition, the cost of defending this litigation, even if resolved favorably, will be substantial. Such litigation could also substantially divert the attention of management and resources in general. Furthermore, uncertainties resulting from the initiation and continuation of any litigation could harm our ability to compete in the marketplace. For a more detailed description of the litigation related to the Oracle Tender Offer, see the discussions under Part II, Item 1, “Legal Proceedings” and Note 12, “Commitments and Contingencies” of the Notes to the unaudited Condensed Consolidated Financial Statements.

If we are forced to modify or discontinue our customer assurance program, customer demand for our products, and our revenues, could become seriously negatively impacted.

     We have used a customer assurance program (“CAP”) since mid-2003 to provide assurance to our customers that their investments in our products would be protected in the event of a change of control of the Company. See a description of the CAP under “Critical Accounting Policies and Estimates” above. Oracle has challenged the use of the CAP in Delaware Chancery Court. See the discussion of litigation related to the Oracle Tender Offer above. If the court decides that PeopleSoft must either discontinue use of the CAP or modify its terms in a manner that our customers deem unattractive, customer demand for our products may decrease and our revenues may be negatively impacted.

We may not successfully complete the integration of J.D. Edwards’ business operations into ours. In addition, we may not achieve all the anticipated benefits of the merger, which could adversely affect the price of our common stock.

     We completed the merger with J.D. Edwards on August 29, 2003, with the expectation that the acquisition would result in benefits to the combined company, including synergies and cost efficiencies related to combining operations and products. While benefits of the integration have begun to be realized, the integration of business operations continues and there is a risk that not all potential benefits will be realized. To date, a combined product roadmap has been defined and we have begun to release interfaced products. During the first nine months of 2004, we successfully completed the integration of our worldwide sales and service organizations to provide a consistent approach and methodology to our selling and consulting activities, consolidated the business data systems of the combined company, and managed the restructuring of the employee workforces and facilities. The completion of the integration of the two companies’ operations may be difficult, time consuming and costly, particularly in light of the technical and complex nature of each company’s products. It is possible that the remaining integration efforts will not be completed as efficiently or successfully as planned or will distract management from the operation of the Company’s business.

     The primary J.D. Edwards integration challenges that we believe remain, and the risks related to their execution, include the following:

•	successful completion of the task of providing key integration applications between J.D. Edwards’ and PeopleSoft’s products, coordinating software development operations in an efficient manner to ensure timely development of products, and releasing future products to market in a timely manner;

•	coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company, cross sell products, and successfully manage the combined sales force;

•	continuing to demonstrate to our existing and potential customers that the business combination will not result in adverse changes in customer service standards or business focus;

•	retaining relationships on attractive terms with key customers, distributors, suppliers, system integrators, licensors, facility owners and other business partners;

•	creating and effectively implementing uniform standards, controls, procedures, and policies in a timely manner; and

•	minimizing the disruptive effect of integration-related activities on management’s direction of the combined company’s operations.

     The combined company may not successfully complete the integration of the operations of PeopleSoft and J.D. Edwards in a timely manner, or at all. There may be greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs, employee retention costs, and costs related to vacating leased facilities; and there may be other unknown liabilities associated with our acquisition and integration of J.D. Edwards, as there may be in any acquisition of a company’s business and combination of its operations with an acquiror’s operations. The combined company may not realize the anticipated benefits of the merger to the extent, or in the timeframe, anticipated, which could significantly harm our business and have a material adverse effect on the operations of the combined company.

Charges to earnings resulting from the acquisition of J.D. Edwards, including the application of the purchase method of accounting and restructuring and integration costs, may adversely affect the market value of our common stock.

     In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisition of J.D. Edwards using the purchase method of accounting. Accordingly, we allocated the total purchase price to J.D. Edwards’ net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. Assumptions may be inaccurate, and unanticipated events and circumstances may occur, which may adversely affect future financial results. In the future, our financial results, including earnings per share, could be adversely affected by charges related to the purchase accounting, including the following:

•	Goodwill may become impaired and we may be required to incur material charges relating to that impairment.

•	New pre-acquisition contingent liabilities may be identified and will be included in earnings in the period in which the adjustment is determined.

•	We will incur charges to income to eliminate certain PeopleSoft pre-acquisition activities that are duplicative in nature with the assumed J.D. Edwards activities or to reduce cost structure.

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

     Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make it more difficult for an acquirer to successfully complete a merger, tender offer or proxy contest involving us. These provisions include adoption of a Rights Agreement, commonly known as a “poison pill,” and provisions in our Certificate of Incorporation that give our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.

     One of the conditions of the Oracle Tender Offer is the removal or amendment of our Rights Agreement such that Oracle’s acquisition of PeopleSoft stock would not trigger the provisions of the Rights Agreement. To date, our Board of Directors has not agreed to such removal or amendment. As described elsewhere herein, Oracle has filed suit in the Delaware Court of Chancery in which, among other things, it seeks to cause us to redeem the Rights issuable under the Rights Agreement or to render the Rights Agreement inapplicable to the proposed acquisition of PeopleSoft by Oracle. Testimony in this Delaware action has concluded, but the Vice Chancellor presiding in the case has not yet issued a ruling on the claims asserted by Oracle.

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

     Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be existing or future platforms that achieve popularity in the marketplace which may not be architecturally compatible with our software product design. Moreover, existing or future user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations. To maintain software performance across accepted platforms and operating environments, or to enjoy continued market acceptance of those that we support, or to adapt to popular new ones, our expenses may increase and our sales and revenues may be adversely affected.

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

Currency risks, political considerations and other costs and contingencies could adversely affect our international results.

     We continue to invest in our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing economic and political conditions that could adversely affect our results of operations. The following factors, among others, present risks that could have an adverse impact on our business:

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

     We enter into various development or joint business arrangements to develop new software products or extensions to our existing software products, including a letter of intent with IBM announced on September 21, 2004 to enter into negotiations to, among other things, standardize PeopleSoft applications on IBM’s middleware platform and collaborate on new, pre-integrated industry solutions. We may distribute ourselves or jointly sell with our business partners an integrated software product and may pay a royalty to the business partner based on end-user license fees under these joint business arrangements. While we intend to develop business applications that are integrated with our software products, these software products may in fact not be integrated or brought to market, we may not reach definitive agreements with our potential business partners, or the market may reject the integrated enterprise solution. As a result, we may not achieve the revenues that we anticipated at the time we entered into the joint business arrangement.

Our future success depends on our ability to continue to retain and attract qualified employees.

     We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. Without limiting the foregoing, uncertainty created by the Oracle Tender Offer and the outcome of the United States versus Oracle antitrust trial may result in an increase in our compensation expense if we were to increase employee retention programs. Although we invest significant resources in recruiting and retaining employees, there is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise.

The loss of key personnel could have an adverse effect on our operations and stock price.

     We believe that there are certain key employees within the organization, primarily in the senior management team, who must be retained by us to meet our objectives. Due to the competitive employment nature of the software industry and due to the uncertainty of the Oracle Tender Offer, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could adversely affect our continued operations. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance that could cause fluctuations in our stock price and result in further turnover of our employees.

Decreased effectiveness of equity compensation could negatively impact our ability to attract and retain employees, and a modification to our equity compensation strategy or proposed changes in accounting for equity compensation could adversely affect our earnings.

     We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our market stock price, which could affect our ability to retain our employees. In addition, the Financial Accounting Standards Board and other agencies have proposed changes to accounting principles generally accepted in the United States that would require us (as well as other companies) to record a charge to earnings for employee stock option grants, sales of shares under our employee stock purchase plan and other equity compensation awards and for certain liability classified awards. At the Company’s 2004 annual meeting of stockholders, a stockholder proposal was adopted urging the Board of Directors to adopt a policy that we treat the value of stock options granted to employees and directors as compensation expense. The Board is reviewing the issue, including the stockholder vote, as part of its evaluation of the accounting treatment of option grants. Moreover, recent changes in applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. In light of these developments, we continue to study alternatives to our existing equity compensation strategy which may emphasize equity incentives other than stock options. If employees believe that the grants that they receive under this modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it difficult to attract, retain and motivate employees as a result of a modified equity compensation strategy, each of which could materially and adversely affect our business.

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

     There are several accounting standards and interpretations covering revenue recognition for the software industry. These pronouncements include, Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-type and Certain Production-type Contracts,” the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” and other authoritative accounting literature. These standards address software revenue recognition matters primarily from a conceptual level and only include limited implementation guidance. We believe that our revenue has been recognized in compliance with these three standards.

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

     In addition to hedging existing transaction exposures, our foreign exchange management policy allows for the hedging of exposure resulting from the translation of foreign subsidiary financial results into U.S. dollars. Such hedges can only be undertaken to the extent that the exposures are highly certain, reasonably estimable and significant in amount. No such hedges have occurred through September 30, 2004.

     At September 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollars (in millions, except for notional weighted average exchange rates):

		Notional Weighted
	Notional	Average Exchange
Functional Currency	Amount	Rate per US $
Euro	$25.9	1.231
Singapore dollars	11.3	1.695
Hong Kong dollars	9.2	7.795
Japanese yen	6.9	111.290
New Zealand dollars	6.0	1.500
South African rand	5.9	6.458
Taiwanese dollars	4.8	34.130
Swiss francs	2.3	1.260
Australian dollars	1.2	1.401

	$73.5

     At September 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange U.S. dollars for foreign currency (in millions, except for notional weighted average exchange rates):

		Notional Weighted
		Average Exchange
Functional Currency	Notional Amount	Rate per US $
Canadian dollars	$28.2	1.272
Mexican pesos	12.1	11.477
Danish krone	1.0	6.044

	$41.3

     Each of these contracts matured within 60 days and had a cost that approximated fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2004. During the three months ended September 30, 2004 and 2003, the Company recorded net foreign currency transaction losses of $1.9 million and $0.7 million, respectively. During the nine months ended September 30, 2004 and 2003, the Company recorded net foreign currency transaction losses of $6.4 million and $1.8 million, respectively.

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

     We classify debt securities based on maturity dates on the date of purchase and re-evaluate the classification as of each balance sheet date. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income,” net of tax, in the accompanying condensed consolidated balance sheets. If unrealized losses are determined to be other-than-temporary, they are reclassified from “Accumulated other comprehensive income” into earnings. As of September 30, 2004, all our investments were classified as available-for-sale.

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

     At September 30, 2004, the average maturity of our investment securities was less than three months and all investment securities had maturities of less than eighteen months. The following table presents certain information about our financial instruments at September 30, 2004 that are sensitive to changes in interest rates. Due to our tax rate, it is presently advantageous for us to invest largely in tax-exempt securities. The average interest rates shown below reflect a weighted average rate for both taxable and tax-exempt investments. At September 30, 2004, we invested heavily in tax-exempt investments which reduced our weighted average interest rate.

     Below is a presentation of the maturity profile of our investments in debt securities at September 30, 2004 ($ in millions):

	Expected	Expected
	Maturity	Maturity
	1 Year	More Than	Principal	Fair
	or Less	1 Year	Amount	Value
Available-for-sale securities	$1,142.3	$50.3	$1,192.6	$1,210.7
Weighted average interest rate	1.45%	1.88%

Market Risk

Investments in Equity Securities

     We identified an other-than-temporary impairment of $2.1 million on an investment in restricted stock during the three months ended September 30, 2004. See Note 6, “Restructuring, Acquisition and Other Charges” of the Notes to the unaudited Condensed Consolidated Financial Statements. No additional other-than-temporary impairments were identified.

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the third quarter ended September 30, 2004, the Company completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. That evaluation was completed under the supervision and participation of members of our management including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

     On July 2, 2003, Richard Hutchings (Case No. 20403-NC) filed a putative stockholder class action in the Delaware Court of Chancery against us and several of our officers and directors. This action alleges that defendants breached their fiduciary duties in connection with the response to Oracle’s tender offer. Plaintiff sought injunctive relief, an accounting and damages. On July 22, 2003, the Delaware Court ordered that this action be consolidated with the other putative Delaware stockholder actions mentioned above.

     On May 26, 2004, PeopleSoft announced that the parties to the Delaware consolidated putative stockholder class action had entered into a memorandum of understanding providing for the settlement of the putative class action. On June 17, 2004, the parties in the Delaware consolidated putative stockholder class action signed a Stipulation and Agreement of Compromise, Settlement and Release providing for settlement of that action (the “Settlement Stipulation”) and on July 22, 2004 filed the Settlement Stipulation with the Delaware Court of Chancery. The Settlement Stipulation is subject to the approval of the Delaware Court of Chancery, which approval is currently pending.

     In the Settlement Stipulation the stockholder plaintiffs state that, based on the actions of the US Department of Justice and the European Union and the current status of their anti-trust reviews and/or opposition to Oracle’s proposed acquisition of the Company, the discovery to date, and subject to confirmatory discovery, they had determined that the customer assurance program, as it relates to Oracle, serves a legitimate corporate purpose in light of Oracle’s tender offer and other conduct. Pursuant to the Settlement Stipulation, the Company agreed that if it extended the customer assurance program beyond June 30, 2004, the term “acquisition” would be limited to an acquisition of the Company by Oracle or its affiliates, and that prior to June 30, 2004 it would attempt to use that more limited definition in certain new contracts.

     In the Settlement Stipulation, the stockholder plaintiffs, on behalf of a class of PeopleSoft stockholders, agreed to settle and dismiss all claims that were raised or could have been raised through the date of execution of the Settlement Stipulation in the action against the Company and its directors. The Settlement Stipulation also provides, among other things, that following Delaware Court of Chancery approval of the settlement (if obtained), the Company will, for a two year period, amend its Bylaws to shorten the advance notice a stockholder must give to nominate candidates for director and amend its stockholder rights plan to provide that the rights plan will generally cease to be applicable to certain qualifying tender offers unless, within 90 days following commencement or amendment of the price term of the qualifying tender offer or certain other events, the Board of Directors, including a majority of its independent directors, shall have adopted a resolution determining that the rights plan shall remain applicable to such offer. The Settlement Stipulation also provides for the Company to pay attorneys’ fees and expenses of the stockholder plaintiffs in an amount to be determined by the Court as fair and reasonable. If approved, the settlement will bind all PeopleSoft stockholders except that it will not apply to Oracle, which is not precluded by the Settlement Stipulation from continuing to pursue its claims in the Delaware Court of Chancery and its counterclaims in the California Superior Court action, both as described immediately below. A settlement hearing, at which the Court will consider the fairness and propriety of the proposed settlement to the putative class of stockholders of PeopleSoft, is scheduled for November 24, 2004.

     We believe that the claims and allegations asserted in each of the foregoing putative class action lawsuits are without merit, and intend to vigorously defend against these lawsuits if the Delaware Court of Chancery does not approve the proposed settlement for these cases.

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

     On June 24, 2004, Oracle and Pepper Acquisition Corp. filed an amended complaint in this action, eliminating J.D. Edwards as a separate defendant and adding PeopleSoft director Michael Maples as a defendant. The amended complaint updates the plaintiffs’ claims challenging PeopleSoft’s response to Oracle’s tender offer and alleges, among other things, that the directors of PeopleSoft have breached their duty of loyalty and duty of care and that the customer assurance program violates Delaware corporation law. The amended complaint seeks declaratory and injunctive relief, including an injunction prohibiting the future use of the customer assurance program and requiring PeopleSoft’s Board of Directors to eliminate the Company’s Rights Agreement.

     Testimony in the Delaware action commenced on October 4, 2004 and concluded on October 15, 2004. A conference to discuss post-trial scheduling has been set for November 24, 2004 before the Vice Chancellor. The Vice Chancellor has not indicated when his decision in this case will be forthcoming.

     The Company believes that the claims and allegations asserted in this action are without merit, and intends to continue to vigorously defend against this lawsuit.

PeopleSoft Shareholder Actions — California Superior Court for the County of Alameda

     On June 6, 2003, separate actions were filed in the California Superior Court by Doris Staehr (Case No. RG03100291), the West Virginia Laborers Pension Trust Fund (Case No. RG03100306) and Lorrie McBride (Case No. RG03100300). On June 10, 2003, Ray Baldi (Case No. RG03100696) filed an additional case in the same court. The plaintiffs in these actions (collectively, the “Initial Alameda Shareholder Actions”) all purport to be PeopleSoft stockholders, and have asserted claims against several of our executive officers and directors. The suits allege that the defendants breached their fiduciary duties in connection with (i) the response to Oracle’s tender offer, (ii) our agreement to acquire J.D. Edwards, and (iii) the implementation of the 2003 Directors Stock Plan, which was approved by the PeopleSoft stockholders at the 2003 Annual Meeting of Stockholders. Plaintiffs seek injunctive, rescissory and declaratory relief. On June 16, 2003, the Initial Alameda Shareholder Actions were consolidated. On June 11 and 17, 2003, respectively, two additional actions were filed by Moshe Panzer (Case No. VG03100876) and Arace Brothers (Case No. VG03101830) asserting similar claims. By Order dated July 11, 2003, the Panzer and Arace Brothers actions were consolidated with the Initial Alameda Shareholder Actions (collectively “the Alameda Shareholder Actions”).

     By Order dated June 18, 2003, the California Superior Court granted our Motion to Stay the Initial Alameda Shareholder Actions pending resolution of the claims involving the duties of the defendant directors by the Delaware Court of Chancery. The California Superior Court found that the stockholder actions required application of Delaware law, and that allowing the consolidated cases to proceed would create the specter of inconsistent orders. By Order dated July 11, 2003, the California Superior Court also stayed the Panzer and Arace Brothers cases pursuant to the June 18, 2003 Order in the Initial Alameda Shareholder Actions. Accordingly, all of the Alameda Shareholder Actions currently are stayed by order of the California Superior Court.

     On October 10, 2004, the plaintiffs filed a motion to lift the stay imposed by the California Superior Court. The motion was denied. If the Delaware Chancery Court fails to approve the stockholders’ Settlement Stipulation, the plaintiffs retain the right to again seek to lift the stay.

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

PeopleSoft v. Oracle — California Superior Court for the County of Alameda

     On June 13, 2003, we filed an action in the California Superior Court against Oracle and its subsidiary Pepper Acquisition Corp. and unnamed defendants affiliated with the two named defendants (Case No. RG03101434).

     On December 12, 2003, we filed a second amended complaint, incorporating claims formerly pursued by J.D. Edwards, which is now our subsidiary. In this lawsuit, we allege that in connection with Oracle’s tender offer, the defendants have engaged in: (i) untrue and misleading advertising in violation of California’s Business & Professions Code; (ii) unlawful disparagement of the Company’s products and services; (iii) unlawful interference with the Company’s relationships with its customers and prospective customers; and (iv) unfair trade practices in violation of California’s Business & Professions Code. Our second amended complaint, portions of which have been filed with the California Superior Court under seal, alleges new facts about what we believe are Oracle’s ongoing acts of unfair trade practices and attempts to eliminate PeopleSoft as a competitor, and Oracle’s deliberate campaign to mislead our customers about Oracle’s plans to terminate our products and force customers to migrate to Oracle systems. We seek injunctive relief precluding Oracle from engaging in unfair trade practices and other unlawful actions, and from proceeding with the tender offer. We also seek restitution and damages. On January 20, 2004, Oracle demurred to the second amended complaint, which the California Superior Court overruled on February 25, 2004.

     On March 30, 2004, Oracle filed a cross-complaint against PeopleSoft and members of its board, alleging, among other things, that they acted illegally in refusing to accept Oracle’s tender offer and in implementing the customer assurance program. The cross-complaint alleges causes of action for interference with prospective economic advantage and violations of various sections of California’s Civil Code and Business & Professions Code. Oracle seeks damages, restitution, punitive damages, and injunctive and equitable relief. PeopleSoft and the board members filed an answer to the cross-complaint on April 29, 2004, denying the allegations of the cross-complaint and asserting several affirmative defenses. On November 1, 2004, Oracle stated in open court that it seeks to dismiss certain of its cross-claims. Dismissal of these cross-claims would result in Oracle’s having no cross-claims for damages and no cross-claims that would be determined by a jury. Oracle’s only remaining cross-claims would be for restitution, injunctive and equitable relief.

     The action is set for jury trial commencing January 10, 2005.

     We believe that the claims and allegations asserted in Oracle’s cross-complaint are without merit, and intend to vigorously defend against them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
Approximate
				(c) Total Number	Dollar Value) of
				of Shares (or	Shares (or Units)
				Units) Purchased	that May Yet Be
	(a) Total Number		(b) Average Price	as Part of Publicly	Purchased Under
	of Shares (or		Paid per Share (or	Announced Plans	the Plans or
Period	Units) Purchased		Unit)	or Programs	Programs
Month #1 July 1-31, 2004	4,947	shares(1)	$18.02 per share	—	$200 million(2)
	1,600	shares(3)	$18.12 per share	—	$200 million(2)
Month #2 August 1-31, 2004	1,343	shares(1)	$16.49 per share	—	$200 million(2)
Month #3 September 1-30, 2004	—		—	—	$200 million(2)
Total	7,890	shares	—	—	$200 million(2)

(1) Represents shares surrendered to the Company from restricted stock held by Company employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.

(2) Represents the maximum aggregate dollar amount of shares authorized for repurchase by the Company as announced on January 12, 2004. The program does not contain an expiration date.

(3) Represents shares surrendered to the Company to pay the purchase price of stock received upon exercise of options under the Company’s stock option plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

3	Articles of Incorporation and Bylaws

3.1	Amendment No. 1, effective September 30, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.2	Amendment No. 2, effective October 3, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.3	Amended and Restated Bylaws of PeopleSoft, Inc., as Amended and Restated as of October 5, 2004.

10	Material Contracts. Each marked with (1) is a compensatory contract, plan or other arrangement in which one or more directors and /or executive officers are eligible to participate.

10.1	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3 (1)	Addendum to Employment Contract between Guy Dubois and PeopleSoft, Inc. dated January 1, 2004. (incorporated by reference to Exhibit 10.8 to PeopleSoft’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.4	Memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(13) to PeopleSoft’s Amendment No. 26 to Schedule 14D-9 filed on May 27, 2004).

10.5	Amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(14) to PeopleSoft’s Amendment No. 27 to Schedule 14D-9 filed on June 14, 2004).

10.6	Second amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(17) to PeopleSoft’s Amendment No. 28 to Schedule 14D-9 filed on June 16, 2004).

10.7 (1)	Amended Executive Severance Policy—Presidents, Co-Presidents and Executive Vice Presidents, Effective January 1, 2003, Amended June 14, 2004 and Further Amended Effective as of October 1, 2004 at 12:01 A.M.

10.8 (1)	Amended Executive Severance Policy—Senior Vice Presidents, Effective January 1, 2003, Amended May 27, 2004, June 14, 2004 and Further Effective as of September 15, 2004.

10.9	Stipulation and Agreement of Compromise, Settlement and Release dated June 17, 2004 (incorporated by reference to Exhibit (e)(21) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

10.10 (1)	Separation Agreement and General Release, dated October 12, 2004, by and between Ram Gupta and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.11 (1)	Retention Agreement, entered into on October 18, 2004, by and between Guy Dubois and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.12 (1)	Separation Agreement, dated October 12, 2004, by and between Craig Conway and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.13 (1)	Form of Amended Stock Option Agreement Effective October 1, 2004, Amended and Restated 1989 Stock Plan and For Use With Other PeopleSoft Stock Option Plans (With Conforming Changes)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004

PEOPLESOFT, INC.
By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Co-President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

3	Articles of Incorporation and Bylaws

3.1	Amendment No. 1, effective September 30, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.2	Amendment No. 2, effective October 3, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.3	Amended and Restated Bylaws of PeopleSoft, Inc., as Amended and Restated as of October 5, 2004.

10	Material Contracts. Each marked with (1) is a compensatory contract, plan or other arrangement in which one or more directors and /or executive officers are eligible to participate.

10.1	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3 (1)	Addendum to Employment Contract between Guy Dubois and PeopleSoft, Inc. dated January 1, 2004. (incorporated by reference to Exhibit 10.8 to PeopleSoft’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.4	Memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(13) to PeopleSoft’s Amendment No. 26 to Schedule 14D-9 filed on May 27, 2004).

10.5	Amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(14) to PeopleSoft’s Amendment No. 27 to Schedule 14D-9 filed on June 14, 2004).

10.6	Second amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(17) to PeopleSoft’s Amendment No. 28 to Schedule 14D-9 filed on June 16, 2004).

10.7 (1)	Amended Executive Severance Policy—Presidents, Co-Presidents and Executive Vice Presidents, Effective January 1, 2003, Amended June 14, 2004 and Further Amended Effective as of October 1, 2004 at 12:01 A.M.

10.8 (1)	Amended Executive Severance Policy—Senior Vice Presidents, Effective January 1, 2003, Amended May 27, 2004, June 14, 2004 and Further Amended Effective as of September 15, 2004.

10.9	Stipulation and Agreement of Compromise, Settlement and Release dated June 17, 2004 (incorporated by reference to Exhibit (e)(21) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

Exhibit Number	Description
10.10(1)	Separation Agreement and General Release, dated October 12, 2004, by and between Ram Gupta and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.11(1)	Retention Agreement, entered into on October 18, 2004, by and between Guy Dubois and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.12(1)	Separation Agreement, dated October 12, 2004, by and between Craig Conway and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.13(1)	Form of Amended Stock Option Agreement Effective October 1, 2004, Amended and Restated 1989 Stock Option Plan and For Use With Other PeopleSoft Stock Option Plans (With Conforming Changes)

31	Rule 13a-14a/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.