Form 10-Q/A
period 2004-09-30
PEOPLESOFT INC
filed 2004-11-12
CIK 875570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

     PeopleSoft, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “Quarterly Report”) to correct Exhibit 10.13 and amend Item 6 accordingly. In the administrative process of submission, six pages of the exhibit were inadvertently omitted from the Quarterly Report filed with the Securities and Exchange Commission on November 9, 2004. Except as noted herein, no other portions of the Quarterly Report are being amended.

Item 6. Exhibits

(a) Exhibits

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

3	Articles of Incorporation and Bylaws

3.1	Amendment No. 1, effective September 30, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.2	Amendment No. 2, effective October 3, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.3	Amended and Restated Bylaws of PeopleSoft, Inc., as Amended and Restated as of October 5, 2004 (incorporated by reference to Exhibit 3.3 filed with PeopleSoft’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10	Material Contracts. Each marked with (1) is a compensatory contract, plan or other arrangement in which one or more directors and /or executive officers are eligible to participate.

10.1	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3 (1)	Addendum to Employment Contract between Guy Dubois and PeopleSoft, Inc. dated January 1, 2004 (incorporated by reference to Exhibit 10.8 to PeopleSoft’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.4	Memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(13) to PeopleSoft’s Amendment No. 26 to Schedule 14D-9 filed on May 27, 2004).

10.5	Amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(14) to PeopleSoft’s Amendment No. 27 to Schedule 14D-9 filed on June 14, 2004).

10.6	Second amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(17) to PeopleSoft’s Amendment No. 28 to Schedule 14D-9 filed on June 16, 2004).

10.7 (1)	Amended Executive Severance Policy—Presidents, Co-Presidents and Executive Vice Presidents, Effective January 1, 2003, Amended June 14, 2004 and Further Amended Effective as of October 1, 2004 at 12:01 A.M. (incorporated by reference to Exhibit 10.7 filed with PeopleSoft’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.8 (1)	Amended Executive Severance Policy—Senior Vice Presidents, Effective January 1, 2003, Amended May 27, 2004, June 14, 2004 and Further Amended Effective as of September 15, 2004 (incorporated by reference to Exhibit 10.8 filed with PeopleSoft’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.9	Stipulation and Agreement of Compromise, Settlement and Release dated June 17, 2004 (incorporated by reference to Exhibit (e)(21) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

10.10 (1)	Separation Agreement and General Release, dated October 12, 2004, by and between Ram Gupta and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.11 (1)	Retention Agreement, entered into on October 18, 2004, by and between Guy Dubois and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.12 (1)	Separation Agreement, dated October 12, 2004, by and between Craig Conway and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.13 (1)	Form of Amended Stock Option Agreement Effective October 1, 2004, Amended and Restated 1989 Stock Plan and For Use With Other PeopleSoft Stock Option Plans (With Conforming Changes)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to PeopleSoft, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(incorporated by reference to Exhibit 31.2 to PeopleSoft, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

31.3	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to PeopleSoft, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

32.2	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2004

PEOPLESOFT, INC.
By:	/s/ KEVIN T. PARKER
Kevin T. Parker
Co-President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of June 16, 2003, by and among PeopleSoft, Inc., J.D. Edwards & Company and Jersey Acquisition Corporation (incorporated by reference to Exhibit 2.1 filed with PeopleSoft, Inc.’s Registration Statement on Form S-4 (No. 333-106269) filed with the Securities and Exchange Commission on June 19, 2003).

3	Articles of Incorporation and Bylaws

3.1	Amendment No. 1, effective September 30, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.2	Amendment No. 2, effective October 3, 2004, to the Bylaws of PeopleSoft, Inc., as Amended and Restated as of November 5, 2003 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by PeopleSoft, Inc. on October 5, 2004).

3.3	Amended and Restated Bylaws of PeopleSoft, Inc., as Amended and Restated as of October 5, 2004 (incorporated by reference to Exhibit 3.3 filed with PeopleSoft’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10	Material Contracts. Each marked with (1) is a compensatory contract, plan or other arrangement in which one or more directors and /or executive officers are eligible to participate.

10.1	Assignment and Assumption of Security Documents, Amendment to Memorandum of Lease (including Lease Supplement No. 1) and Amendment to Memorandum of Ground Lease (Phase IV) dated as of September 30, 2003, by and among JDE LLC, PeopleSoft and Selco (incorporated by reference to Exhibit 10.4 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.2	Second Amendment to Definitions Appendix (Phase IV) dated as of September 30, 2003, by and among Selco, PeopleSoft and KeyBank (incorporated by reference to Exhibit 10.7 to PeopleSoft’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.3 (1)	Addendum to Employment Contract between Guy Dubois and PeopleSoft, Inc. dated January 1, 2004. (incorporated by reference to Exhibit 10.8 to PeopleSoft’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.4	Memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(13) to PeopleSoft’s Amendment No. 26 to Schedule 14D-9 filed on May 27, 2004).

10.5	Amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(14) to PeopleSoft’s Amendment No. 27 to Schedule 14D-9 filed on June 14, 2004).

Exhibit Number	Description
10.6	Second amendment to memorandum of understanding regarding settlement of stockholder class actions (incorporated by reference to Exhibit (e)(17) to PeopleSoft’s Amendment No. 28 to Schedule 14D-9 filed on June 16, 2004).

10.7 (1)	Amended Executive Severance Policy—Presidents, Co-Presidents and Executive Vice Presidents, Effective January 1, 2003, Amended June 14, 2004 and Further Amended Effective as of October 1, 2004 at 12:01 A.M. (incorporated by reference to Exhibit 10.7 filed with PeopleSoft’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.8 (1)	Amended Executive Severance Policy—Senior Vice Presidents, Effective January 1, 2003, Amended May 27, 2004, June 14, 2004 and Further Amended Effective as of September 15, 2004 (incorporated by reference to Exhibit 10.8 filed with PeopleSoft’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.9	Stipulation and Agreement of Compromise, Settlement and Release dated June 17, 2004 (incorporated by reference to Exhibit (e)(21) to PeopleSoft’s Amendment No. 29 to Schedule 14D-9 filed on June 18, 2004).

10.10 (1)	Separation Agreement and General Release, dated October 12, 2004, by and between Ram Gupta and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.11 (1)	Retention Agreement, entered into on October 18, 2004, by and between Guy Dubois and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.12 (1)	Separation Agreement, dated October 12, 2004, by and between Craig Conway and PeopleSoft, Inc. (incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed by PeopleSoft, Inc. on October 18, 2004)

10.13 (1)	Form of Amended Stock Option Agreement Effective October 1, 2004, Amended and Restated 1989 Stock Option Plan and For Use With Other PeopleSoft Stock Option Plans (With Conforming Changes)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to PeopleSoft, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(incorporated by reference to Exhibit 31.2 to PeopleSoft, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

31.3	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to PeopleSoft, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2004).

32.2	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.